Form 10KSB
period 1999-12-31
THINKPATH COM INC
filed 2000-04-14
CIK 1070630

     As filed with the Securities and Exchange Commission on April 14, 2000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

                        Commission File Number 001-14813

                               THINKPATH.COM INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

Ontario, Canada                                         52-209027
---------------                                         ---------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

55 University Avenue, Toronto, Ontario Canada                          M5J 2H7
---------------------------------------------                          -------
(Address of principal executive offices)                              (Zip Code)

                                 (416) 364-8800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(g) of the
                                 Exchange Act:

                           Common Stock, No Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   Yes___   No X

          The issuer's revenues for the most recent fiscal year were $19,800,000

           The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 10, 2000 was approximately $7,506,027.

         As of April 10, 2000 there were 3,512,899 shares of Common Stock, no par value per share, outstanding.

         Documents incorporated by reference: None.

                               THNINPATH.COM INC.
                        1999 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                       PART I

Item 1.  Business........................................................................................4
Item 2.  Properties.....................................................................................20
Item 3.  Legal Proceedings..............................................................................21
Item 4.  Submission of Matters to Vote of Security Holders..............................................21

                                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matter ..........................22
Item 6.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations....................................................................................22
Item 7.  Financial Statements...........................................................................32
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosures...................................................................................33
                                                      PART III

Item 9.  Directors and Executive Officers of the Registrant.............................................34
Item 10. Executive Compensation.........................................................................37
Item 11. Security Ownership of Certain Beneficial Owners and Management.................................41
Item 12. Certain Relationships and Related Transactions.................................................43
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K................................44

Signatures..............................................................................................45

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained herein including, without limitation, those concerning (i) ThinkPath.com Inc.'s, formerly known as IT Staffing Ltd. (the Company") strategy, (ii) the Company's expansion plans and (iii) the Company's capital expenditures, contained forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under "Business." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                               EXCHANGE RATE DATA

             The Company maintains its books of account in Canadian dollars, but has provided the financial data in this Form 10-KSB in United States dollars and on the basis of generally accepted accounting principles as applied in the United States, and the Company's audit has been conducted in accordance with generally accepted auditing standards in the United States. All references to dollar amounts in this Form 10-KSB, unless otherwise indicated, are to United States dollars.

             The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 10, 2000, the exchange rate was Cdn$.6844 per US$1.00.



Year Ended December 31,                     1994        1995        1996         1997          1998           1999
-----------------------                     ----        ----        ----         ----          ----           ----
Rate at end of period                     $0.7143     $0.7353     $0.7299      $0.6991       $0.6532        $0.6929
Average rate during period                 0.7299      0.7299      0.7353       0.7223        0.6745         0.6730
High                                       0.7092      0.7009      0.7212       0.6945        0.7061         0.6929
Low                                        0.7642      0.7533      0.7526      0.77493        0.6376         0.6582

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

         Unless otherwise indicated, all reference to "ThinkPath", "us", "our" and "we" refer to ThinkPath.com Inc. and its wholly-owned subsidiaries:
Systemsearch Consulting Services Inc., an Ontario corporation; International Career Specialists Ltd., an Ontario corporation; Cad Cam, Inc., an Ohio corporation; ITS Acquisition Corp., a Delaware corporation, and ObjectArts Inc. an Ontario corporation

Overview

         We are a global provider of information technology and engineering recruiting, project outsourcing, technical training and consulting and ASP-based skills management technology. Our customers include financial service companies, software and other technology companies, Canadian and American governmental entities and large multinational companies, including Bank of Montreal, Bell Canada, Goldman Sachs, Chapters, Lucent Technologies, Cummins Engine, General Motors, Xerox Corporation, American Express and Universal Industrial Corp.
(ESI). We have recently expanded our operations into the United States, through among other things, our acquisitions of Cad Cam, Inc. and Object Arts Inc., and intend to develop an expanded network of offices to provide our services throughout North America.

         We have focused on the recruiting of quality information technology and engineering professionals. We utilize established testing methods to ensure that our professionals are properly qualified. We also review candidates' technical backgrounds and conduct preliminary interviews prior to referring candidates to our customers. By attracting the most qualified professionals, we believe that we will be able to attract high quality customers who require the services of such professionals.

         Since inception, we have pursued a strategy of developing and utilizing technology that we believe will provide us with a competitive advantage. As a result, we believe that one of our primary competitive strengths is our utilization of technology. We maintain a database of more than 50,000 information technology and engineering professionals and advertise on the Internet to attract both candidates and customers. We have developed a recruitment management product called GTS. GTS is a Web-based recruitment technology, which automates and electronically manages every step of the recruitment and hiring process.

         GTS is designed to address the skills shortage and helps clients satisfy their recruiting needs. GTS electronically manages and automates the entire enterprise-wide recruiting and hiring program. GTS coordinates, streamlines and manages all individual candidate sources and recruitment methods in real time, including job board postings, company Web sites, newspaper advertising, employee referrals, direct recruits and career fair. In addition, GTS is able to satisfy the human resource professionals' increasing demand for a wide range of critical metrics, including cost per hire and time per hire.

         As a result of our recent acquisitions of Cad Cam, Inc. and Object Arts Inc., we now offer our clients project outsourcing including Technical Publications and Design Engineering, as well as technical training and consulting.

         We were incorporated under the laws of the Province of Ontario, Canada in 1994.

Industry Background

         The staffing industry has experienced significant growth in recent years in response to the increased popularity of outsourcing of many staffing requirements. This growth has been driven by employers who have sought to convert personnel costs from fixed to variable in nature by reducing their permanent staff and supplementing their workforce with contract employees for specific projects, peak work loads and other needs. The use of flexible staffing services has allowed employers to improve productivity, outsource specialized skills and avoid the negative effects of layoffs. This trend has accelerated with the pace of technological change and greater global competitive pressures. Regulations governing employee benefits, insurance and retirement plans, as well as the high cost of hiring, laying off and terminating permanent employees, have prompted many employers to take advantage of the flexibility offered through contract staffing arrangements. According to the Staffing Industry Report, a leading industry publication, revenue for the year ended December 31, 1997 for information technology staffing services in the United States is estimated to have been $14.8 billion, a 27% increase over such revenues for the year ended December 31, 1996. According to an 1998 IDC Canada survey, an independent Canadian industry publication, the Canadian Information Technology services industry grew by more than 11% in 1997, reaching Cdn$11.5 billion in revenues, an increase of 11.5% over such revenues for the year ended December 31, 1996, and is expected to grow at a compounded annual rate of 12.1% through 2001.

         The high technology industry as a whole continues to experience substantial growth as constant innovations, such as open and distributed computing, client/server technology, the Internet, relational databases and object-oriented programming, shortens product lifecycles and accelerates the demand for computer-related products. These trends, combined with the intense competition faced by high technology companies, have put considerable pressure on such companies to shorten the time-to-market of their products. The development of these next generation products often requires highly specialized technical talent which may not be available internally. This need for information technology professionals is particularly critical during the period prior to the release of new software or hardware products. As a result, these high technology companies are frequently utilizing supplemental sources of information technology professionals with expertise in current technologies.

         As new technologies are developed and introduced, businesses are attempting to integrate and implement these technologies into their already complex information technology systems. As these systems are being deployed on an enterprise-wide basis and on multiple hardware and software platforms, the process of systems design and implementation has become more complex. As a result, businesses are forced to find qualified information technology professionals to design, develop, deploy and maintain their systems. Frequently, however, qualified information technology professionals do not exist internally or it may be impractical to re-deploy and retrain internal personnel. Consequently, these businesses are increasingly seeking to augment their staffs with information technology professionals skilled in the management and operation of such systems.

         We believe that the growth of the Internet is likely to contribute to the demand for information technology professionals. North American companies are increasingly establishing or maintaining a presence on the Internet. Although many companies outsource to Web site maintenance companies, others retain direct control of their Web sites and may utilize contract workers to establish and maintain such sites.

         Despite increased demand for information technology professionals, there is a shortage of information technology professionals proficient in the most current computer languages and applications. According to the Information Technology Association of America, recent studies indicate that the United States has a shortage of approximately 346,000 information technology professionals. According to a study performed by the KPMG/CATA Alliance, Canada has a shortage of between 20,000 and 30,000 information technology professionals. The studies also suggest that the shortfall is growing. Due to the high demand for their services, many information technology professionals have a variety of opportunities in the job market and an increasing number are attracted to the benefits of working on a contract basis. Such benefits include more flexible work schedules and the opportunity to work with emerging and challenging technologies in a variety of industries.

         We believe that to address their increasing demand for contract and permanent information technology and engineering professionals, both research and development departments of technology companies and information technology departments of large corporations are turning to information technology and engineering staffing companies to augment their existing operations. Technology-dependent companies are increasingly utilizing outside consultants to: (i) meet critical production deadlines; (ii) focus on their core business and avoid devoting valuable time to the recruiting and hiring processes; (iii) access specialized technical skills; (iv) better match staffing levels to current needs; and (v) reduce the costs of recruiting, training and terminating employees.

Business Strategy

         Our business objectives are to increase our share of the information technology and engineering staffing services market in Canada and the United States, as well as to establish a network of offices throughout such countries which, when linked by means of the Internet, will allow us to provide our customers with an array of information staffing services. The primary components of our strategy to achieve such objectives are as follows:

Leverage Client Base to Attract and Retain Highly Qualified Information Technology and Engineering Professionals

         A key element of our success has been our ability to attract and retain highly qualified information technology and engineering professionals. We believe that the primary reason that we can attract such professionals is due to our high quality customer base, which allows us the opportunity to identify and deliver high quality assignments involving leading-edge technologies. Additionally, we believe that we have developed a reputation among information technology professionals for efficient and high quality placements by focusing on an information technology professional's particular field of technical specialization and providing access for information technology professionals to cash compensation levels comparable to, or higher than, that of similarly skilled, full-time employees.

         As our high quality clients have allowed us to attract a large number of qualified information technology and engineering professionals, our database of information technology and engineering professionals, in turn, has allowed us to increase our number of clients. We believe that this cyclical phenomenon in the recruiting business creates the opportunity for significant growth it expands and implements the other facets of our business plan.

Focus on Niche Markets

         We believe that our expertise in the information technology and engineering industry provides us with a competitive advantage over recruiting firms that do not utilize information technology specialists in their recruiting. The Staffing Report On-Line, an on-line magazine for the employment and temporary service industry, views the information technology staffing business as distinctly different from traditional staffing businesses. Our recruiters follow information technology industry trends, are usually knowledgeable in the information technology and engineering areas and have access to our databases of information technology and engineering professionals, all of which enables them to provide their customers with candidates who will satisfy a particular client's requirements.

         We believe that developing niche specialties will enhance our reputation as a whole and create opportunities for us to establish relationships with new customers who then may utilize us to locate information technology professionals with other skills.

 Expand into New Regional Markets

         As opportunities arise, we intend to expand into certain markets by means of acquisition, but believe that most expansion will come from the establishment of new offices. We intend to establish such offices by hiring experienced recruiters familiar with the local markets and providing them access to our existing group of information technology professionals and customers by means of the Internet. By hiring local recruiters, we believe that we will be able to attract local clients and information technology professionals who may not have been previously familiar with us. We believe that such recruiters will find us to be an attractive place to work because of our existing relationships with multinational and other large corporate clients, our good reputation among information technology professionals, our quality information technology system and our incentive based compensation package which will generally combine base salary, bonuses, commissions and incentive stock options.

         Where we deem it more cost effective, or when a particular acquisition candidate will provide us with a competitive advantage, we may enter a new regional market by acquiring an existing information technology staffing company. We intend to focus on small acquisition targets who will be able to benefit from our strong information technology and operating systems.

Continue to Utilize the Internet and Information Technology

         We believe that our use of technology provides us with a competitive advantage over many of our competitors. We utilize our GTS software to operate our database and allow recruiters to use a query-based system that matches the skill set and employment preferences of the information technology professionals with the needs of the customer. This system also tracks other information, such as average salaries of a particular position, which enables us to provide valuable advice to its clients in selecting the proper information technology professional. Our information technology professional database and recruiting software is available to our employees in other cities through our fully secure Intranet system. For example, a recruiter in a new office in Austin, Texas could have complete access to our information technology in Toronto, Ontario. We believe that this will enable us to open new offices that are quickly ready to provide services to customers without incurring significant information technology start-up costs. In smaller markets, we intend to utilize our information technology system to create lightly staffed "virtual offices" that rely on our Toronto, Ontario office for all administrative and many operating functions.

         We utilize the Internet to promote our services and to provide information technology and engineering professionals with a complete listing of available employment opportunities. Information technology and engineering professionals can e-mail their resumes to our recruiters and, by completing an on-line form, enter themselves into our database

         We have developed a recruitment management product called GTS. GTS is a Web-based recruitment technology which automates and electronically manages every step of the recruitment and hiring process. GTS reduces resume overload by prescreening candidates with automated filtering mechanisms; automates job postings to external job boards and news groups; manages a company's recruitment Web site and internal posting and referral programs; handles all administrative details such as interview scheduling and correspondence; and provides an elaborate reporting facility to calculate hiring costs. The technology is hosted by us. and runs entirely over the Internet.

Develop and Promote a Managed Services Practice

         We intend to form a team of consultants who will aid our customers in determining their information technology staffing needs. We believe that this will provide us with a competitive advantage when compared with traditional recruiting firms. Furthermore, we believe that Managed Services could provide us with an additional source of revenue, which could be particularly important if companies utilize GTS and Internet sources to reduce their reliance on recruiting firms.

Capitalize on Year 2000 and Other Opportunities

         Due to a once-common programming standard that represents years using two-digits, many computer systems and software products, unless upgraded, may not function properly in the year 2000. The problem may result in the inability of computer systems to properly recognize date-sensitive data and may result in the production of erroneous information or system failure.

         Many companies rely on contract workers to review their computer systems and make necessary changes to avoid the potential Year 2000 problems. Contract workers are ideal for this task because it is likely to be a time consuming and complicated, yet temporary, project. We will continue to exploit the Year 2000 issue as an opportunity to develop additional customer relationships and to expand the scope of our contract work on a project-by-project basis.

         We believe that computer systems will require modifications to be able to properly record data changes and companies may rely on contract workers and consulting teams to implement these changes. We have been and intend to continue to capitalize on the need for a quick response to such provisions by assembling teams of specialists to address such problems which we intend to use as an opportunity to establish additional customer relationships.

         As the state of the economy fluctuates, so too do expenditures on new information technology systems. This is particularly true of the financial services industry, where there is a higher amount of discretionary spending for information technology systems. We have guarded against being adversely affected by a curb in spending from the financial services sector by diversifying our client base to include manufacturing, distributing and telecommunications firms, and software companies.

         We have been focusing our infrastructure development and marketing initiatives on niche market areas, such as enterprise resource planning and network management. We believe that by doing so, we have positioned ourselves in the lowest possible risk sector for market fluctuations.

Contract Services

         Our contract services revenue is derived from time and materials contracts in which we supply a contract worker to perform under the supervision of the client. Our contract services generally consist of providing contract workers to customers for short and long term assignments. These assignments generally last from three to twelve months, but can sometimes last much longer. The assignments may be for specified projects or general information technology consulting work. Although we currently bill the clients only on a time and materials basis at an agreed upon hourly rate, in the future it may assemble teams that will perform projects for an agreed upon fixed price for the project. We pay the contract worker an agreed upon rate, pursuant to our standard consulting services agreement. The contract worker generally receives between 75% and 80% of the amount paid to us by the customer, however such payment is usually not based on any formula and may vary for different engagements. This agreement, which is terminable by us at any time, obligates the contract worker to provide notice prior to leaving the position, contains a confidentiality clause, and prohibits the worker from going to work directly for the customer for a period of six months from the date that the worker no longer works for such customer without our consent of. At December 31, 1999, approximately 450 contract workers placed by us were performing services for our customers.

         We intend to increase the amount of project services work we are doing by assembling teams specializing in particular projects, such as Year 2000 problem resolution. In the future, we may hire project leaders as salaried employees to lead teams of consultants on certain projects. We believe that this will enable us to earn higher margins on our project work. Furthermore, such teams would enable us to market ourselves as a full-service provider of information technology and engineering staffing services with a wide array of services that can be tailored to meet a customer's particular needs.

Permanent Staffing Placement Services

         Our permanent placement services generally consist of the placement of an information technology or and engineering professional in a position for our customers. We identify and provide candidates to our customers who our recruiters believe, based on our data, have the technical skills and job interest to best satisfy the requirements of the position. We recognize revenue when the information technology or engineering professional commences employment. However, we are required to find a replacement free of charge if the employee does not remain in the position for at least ninety days. This placement fee is usually structured as a percentage of the information technology or engineering professional's first-year annual compensation. This percentage ranges from 20% to 30%, although we expect to reduce the fee to 10-15% for customers utilizing our Internet technology because those placements will require less time and input from our recruiters. Salaries for the information technology and engineering professionals that we place generally range from $45,000 to $150,000.

         We perform permanent placement services pursuant to three invoicing policies. Contingency services are engagements in which we are only paid if we are successful in placing a candidate in a position. Contingency exclusive services are similar to contingency engagements, however, we are the only firm engaged to fill the position. Retained search services are similar to contingency exclusive services, except that we receive a non-refundable portion of the fee prior to performing any services, with the remainder paid if the position is filled.

Sales and Marketing

         Our primary target markets are software, telecommunications, manufacturing and engineering and other technology companies, financial service companies and multinational and other large corporations. We maintain a database of human resource administrators and information technology department heads at these firms and utilize our sales forces to build relationships with these individuals by stressing the quality of information technology professionals that we recruit. As we expand into new regional markets we intend to hire local sales people who are familiar with local customers. Because many of our customers maintain offices in more than one city, we believe that we will have an advantage in establishing relationships with these additional offices as we expand into new regional markets.

         We market our services via the Internet. We are in the process of upgrading our Web site, which previously has been used primarily as a tool to advertise job opportunities to information technology professionals and to promote our services to our customers. We also utilize traditional advertising outlets and trade shows to promote our services to potential customers.

Customers

         We provide staffing services to customers in a wide array of industries. Software development, telecommunications, manufacturing and engineering, and other technology companies utilize our services to locate programmers in the development of new products. We also provide services to financial services companies, such as Bank of Montreal and Goldman Sachs, which are extremely reliant on their information technology systems. Large consulting firms, such as Deloitte & Touche Tohmatsu, are also beginning to utilize us to meet their need for information technology professionals.

         Our customers include the Fortune 1000 companies, such as American Express Company. We believe that we will be able to provide services to other multinational and large companies and expand services provided to these existing customers by expanding into new regional markets. These multinational and other large companies have indicated to us that they desire to use fewer suppliers to meet their needs and we believe that we will be able to utilize relationships in one market to establish relationships with such companies in other markets. Additionally, we believe that our high profile customer base provides us credibility when pursuing other customers. The following is a list of certain of the larger companies who utilize our services.

Financial Services                   Software, Technology and Telecommunications
------------------                   -------------------------------------------
American Express                     Bell Canada
Bank of Montreal                     Lucent Technologies
CIBC Wood Gundy                      SHL Systemhouse Co.
Goldman Sachs                        Star Data Systems, Inc
Toronto Stock Exchange

Government and Educational           Other
--------------------------           -----
Government of Canada                 General Motors
Government of Ontario                Cummins Engine
                                     Deloitte & Touche
                                     National Grocers Co. Ltd.
                                     Chapters
                                     Xerox Corporation

         As is common in the staffing industry, we do not have long-term written contracts with most of our customers. We, however, generally enters into a standard form agreement with our customers that indicates which parties are responsible for taxes and other expenses, and provides that all intellectual property and other proprietary information will remain confidential and the property of the customer. Some customers, such as the Canadian government, Dow Jones and CIBC Wood Gundy Securities Inc., require us to use another form of agreement which is similar in all material respects to our standard form. With certain clients, most significantly, Bank of Montreal, we enter into an agreement allocating other responsibilities, such as the supervision of the information technology professionals we recruit. Other customers, enter into annual contracts with us pursuant to which we will supply contract workers during the year as required by the customer at fees to be negotiated.

Strategic Alliances

         We intend to utilize strategic alliances to promote our staffing services. We may enter into arrangements with consulting firms to staff major information technology projects. Alternatively, we may enter into arrangements with software companies whereby our contract workers will be trained to perform customer support services. Lastly, we may enter into agreements with other staffing companies in geographic regions in which we do not intend to expand. Such arrangements will allow us to provide our existing large corporate clients with services in areas where we not familiar with the local market. Currently, we are not a party to any agreements to enter into arrangements such as these, and there can be no assurance that we will find entities with which to enter into strategic alliances on terms acceptable to us, or at all.

Recruiting

         We believe that our technology and experienced recruiting staff of 56 individuals enables us to recruit qualified information technology professionals whose skills match the needs of our customers. Many of our recruiters have strong information technology backgrounds and are required by us to take a two-week training course when hired by us. We maintain a database of over 50,000 information technology and engineering professionals. Our recruiters maintain ongoing relationships with certain information technology professionals and are aware of their particular skills and employment status. Using our database and our recruiters' knowledge of available information technology professionals, we are often able to quickly locate a number of suitable candidates for a position, which is particularly important for positions in which we do not have an exclusive engagement. The database also contains reference and employment history information which accelerates the screening process.

         We test the computer skills of all of our information technology professionals utilizing TeckChek software. This software provides recruiters with a consistent rating system and a reliable method of evaluating candidates, which aids recruiters in matching candidates with positions requiring their skill set. This software also allows us to provide evidence to our customers that potential employees have sufficient technical skills. Additionally, we screen candidates by telephone and in-person interviews and by reference checks.

         If we are unable to locate suitable candidates for a position by means of our databases, we may utilize advertisements in newspapers and trade magazines. We often prepare and place advertisements on behalf of our clients. We have been approved by the Canadian Newspaper Association as an advertising agency, which allows us to earn a commission on any advertisements we place. Additionally, we post job openings on our Web site and invite information technology professionals to submit their resumes to us by e-mail.

         We intend to recruit information technology and engineering professionals from other countries, such as Singapore and India, where there are a number of information technology and engineering professionals and the job opportunities are inferior to those in North America. United States and Canadian immigration laws contain preferences for immigrants who can fill skilled labor positions for which there is a shortage of native applicants.

         We believe that turbulent economic and political situations in other parts of the world, as well as the general lack of opportunities for top information technology professionals in countries such as Russia and India, make Canada and the United States an appealing choice for immigration. According to a recent KPMG/CATA Alliance High Tech Labor Survey, there is a shortage of information technology workers in Canada. Bringing in foreign workers helps to alleviate this shortage. The Canadian government, in recognition of this fact, has relaxed entrance requirements for information technology and engineering professionals, allowing such workers to enter the country more quickly than ever before.

         We are dedicated to maximizing the value of overseas recruitment through a variety of methods. The first is through the extensive use of the Internet and our Internet-based product, GTS. By using a combination of our Web site and e-mail, we are able to communicate with information technology professionals around the globe, making them aware of the opportunities we have available, and discuss immigration options.

         Internally, we have built a knowledge base around the particular issues of bringing information technology workers to Canada. We have also been building a library of information about the legal technicalities surrounding work visas and immigration for Canadian workers migrating to the United States. To complement this knowledge that we are building internally, we have also developed strategic relationships with legal counsel specializing in immigration and visa issues.

         Another strategy we are employing in the area of foreign recruitment is the establishment of lightly staffed virtual offices in different parts of the world. Recruiters with country-specific contacts and knowledge are given access to our database and job postings. They then carry this information into the field where they screen and select foreign candidates who they feel would be appropriate for the opportunities that we have available. We then take these pre-screened candidates and continue with the evaluation process.

Information Technology and the Internet

         We have established an extensive information technology system which we believe provides us with a competitive advantage over less technologically advanced competitors. The primary components of our information technology system and our use of technology are described below.

 The GTS Software

         GTS is an Internet-based software application that is used by us in the administration and tracking of internal processes relating to the recruitment and placement of information technology professionals. GTS is a query based software program that allows our recruiters to locate the information technology professional in our database with the technical skills and job interests that best satisfy the requirements of the position that we are attempting to staff. This system also tracks other information, such as average salaries of a particular position, which enables us to provide valuable advice to our clients in selecting the proper information technology professional. The software also incorporates our database of over 50,000 information technology professionals. We continually update our database and occasionally accesses other databases of information technology professionals that are available for sale or over the Internet. GTS allows information entered into the database by our employees, or directly by an information technology professional by means of the Internet, to be shared by all of our recruiters and salespeople.

         The GTS software is designed to aid a human resources department in performing numerous recruitment tasks, such as scheduling interviews and evaluating candidates. The software has a feature that allows a human resources department to have a description of any job openings sent automatically to selected e-mail addresses, such as those of recruiting firms or previous applicants. Statistics about the recruitment process, including the costs and expenses, are tabulated in various databases. Additionally, the software allows the human resource department to compile their own database of prospective employees and contract workers.

         Traditionally, recruiters acquire new candidates using as many sources as possible. Normally the number of sources would be limited to the recruiting office's ability to handle the logistics of communicating job specifications to those sources and handling the incoming responses. Therefore, their ability to hire quality information technology candidates is directly related to the size of the group of candidates they can attract and the speed with which they can assimilate, contact, interview, evaluate, file for future use and/or hire those candidates.

         The process, through which recruiters post or communicate job specifications to applicant sources, is fully automated. Once the hiring manager and the recruiter have constructed the job specification using GTS, they use GTS Broadcast facility to communicate this job specification to all designated sources. With a click of the mouse the recruiter defines and chooses the broadcast strategy. The information can be communicated/posted simultaneously and automatically to appropriate employment agencies, web news groups, Web job posting sites, archived candidates, internal candidates (as per policy) and personal referral sources.

         GTS consolidates and automates the communication process for all sources. Each unique information source is provided with a web interface. All out-going and in-coming communications/applications are managed using this web interface. No specialized client software is required. All transactions are initiated through a web browser. Recruiters, hiring managers and applicants now use a common medium for communication. This type of common-interface messaging reduces significantly the reliance on hard-copy mail, phone communication and fax transmission. Additionally, a Web site address is provided for all candidates that are informed of the job requirements by means of trade journals or newspapers. This further centralizes the incoming applicant response.

         GTS development program was launched as a result of the positive response observed during its first test-marketing session. A working prototype was demonstrated at the annual Human Resources Professional Association Conference in Toronto, Ontario in February 1998. We performed more than forty one-on-one demo sessions with companies, currently, the product is being test marketed by the human resources departments of two of our customers. The first customer is the Toronto Stock Exchange, which is viewed as a Canadian leader in the development and deployment of application software. We believe that we will be able to provide assistance in the marketing of the software as a result of its existing relationships with management in the human resources and information technology departments of our customers, although there can be no assurance thereof. Our joint venture allocates costs and responsibilities in marketing GTS. We have spent approximately $650,000 on research and development related to GTS

         Although there can be no assurance thereof, we believes that we will have an advantage in marketing its recruitment services to companies using GTS because of our familiarity with the software and the ease of electronic data interface with us. There is a possibility, however, that utilization of the software will reduce reliance of certain customers on recruiting firms, including us. Notwithstanding the foregoing, we do not anticipate any material reduction in such reliance as a result of the utilization of this software due to the difficulty of hiring information technology professionals. Furthermore, we intend to offer lower commission rates to customers using GTS software to make it less likely that they will reduce the level of utilization of the services of recruiting firms. We believe that the use of GTS and our familiarity with the software will enable us to aid customers in finding suitable, professionals in a more timely and cost efficient manner, allowing for the decrease in prices we charge.

Utilization of the Internet

         We utilize the Internet to promote our services and to enable our customers and information technology and engineering professionals to utilize our services. The descriptions of the employment opportunities are segregated among permanent and contract positions, describe the necessary skills required by information technology and engineering professional candidates, and provides a phone number and e-mail address for our recruiter who works with the relevant client. Alternatively, information technology and engineering professionals can e-mail their resumes to us or can enter themselves into our database by means of the Internet. We also utilize the Internet to connect our offices to our Toronto, Ontario office. This results in substantial savings in software and hardware costs in the maintenance of our information technology system and allows for the creation of lightly staffed regional virtual offices.

Expansion and Acquisitions

         We believe that we can leverage our database of information technology and engineering professionals, reputation, and information technology system to achieve revenue growth by establishing new offices in other regional markets. Such offices may be established by opening new offices and staffing them with local recruiters and sales people or by acquiring complimentary or competitive companies.

         We primarily intend to focus our expansion in large United States cities, such as Atlanta, Chicago, San Francisco and Austin. We are selecting locations that have other offices of our existing customers, such as Chicago, the headquarters of Harris Bank & Trust, or areas with numerous technology companies, such as Austin. In addition to attracting local information technology and engineering professionals, we intend to attempt to recruit Canadian and other foreign information technology and engineering professionals for these positions in the United States. Due to the strength of the United States dollar against the Canadian dollar and other currencies, we believe that foreign information technology and engineering professionals will find the economic opportunities in the United States attractive. We are currently endeavoring to expand our operations in the mid-western United States. We believe that recruiters in other markets will find us to be an attractive place to work because of our existing relationships with multinational and other large corporate clients, our good reputation among information technology and engineering professionals, our quality information technology system and our incentive based compensation package, which will generally combine base salary, bonuses, commissions and incentive stock options.

         We may seek to establish offices in smaller markets that contain desirable customers. We believe that we can do so in a cost effective manner because of the strength of our information technology system. A single recruiter/sales person can operate a "virtual office" by utilizing our Toronto, Ontario office's database and other operational systems by means of our Intranet.

         Based on the experience of our principals who, prior to forming ThinkPath, have been involved in the opening of several offices throughout Ontario and the opening of our New York and Boston offices, we expect newly opened offices to become productive within six to twelve months of opening. The delay in productivity can be attributed to the following factors:

o Recruiting, hiring, training and orientation of new staff with recruitment/sales methodologies and practices, as well as technology (databases, software, Internet, e-mail, etc.);
o Recruiting and developing a base of qualified information technology professionals (advertising, open houses, career fairs);
o    Attracting and building client relations; and
o    Getting on preferred supplier lists.

         Although there can be no assurance that such expectations will be satisfied, our expectations in terms of productivity for new offices by the 12th month of operations are: 30 contractors and between $30,000 to $50,000 in permanent placement sales per month with annual revenues of approximately $450,000.

         The opening of new offices with the addition of qualified employees and entrance into new regional markets results in increased operating expenses including:

o    Salaries and payroll costs;
o Infrastructure (office equipment, office space, office supplies, telephone, insurance) including an elaborate technological infrastructure;
o    Advertising (print and career fairs);
o    Marketing and public relations; and
o    Travel and business development costs.

         There are also the related head office expenses associated with opening new offices, including:

o Time spent by management and technical personnel on training (recruitment sales; GTS, databases, e-mail, Internet, job postings to user groups); and
o Time spent by management and support personnel on implementing and maintaining reporting procedures (financial and administration).

         We may also expand by acquiring complementary or competitive companies, including existing information technology staffing companies, which will provide an immediate increase to our customer base and in some circumstances, provide a more cost effective method of expansion than opening a new office. We intend to target companies who have a strong customer base or group of information technology professionals, but do not utilize an advanced internal information technology system. We believe that providing an acquired company access to our information technology system will allow the acquired company to provide better service without substantially increasing costs, which may also lead to increased revenue. Although, due to consolidation in the industry, there is competition for the acquisition of companies in the information technology staffing industry, we intend to avoid competing for acquisition candidates by focusing on smaller companies.

         We may also utilize acquisitions or hiring of new employees to achieve growth in its existing markets. We utilized the acquisitions of Systemsearch Consulting Services Inc. and International Career Specialists Ltd. in metropolitan Toronto, Ontario and Cad Cam Inc. throughout the United States to acquire access to experienced recruiters with an existing customer base.

         With regard to customer services, we plan to implement a decentralized management plan. We believe that allowing existing management of an acquired company to remain an important part of its operations will be beneficial in retaining customers, recruiters and information technology professionals. Similarly, local recruiters and sales people hired to staff new offices will have the flexibility to continue relationships with customers and information technology professionals. Our Intranet will provide all offices full access to our databases and operating software, promoting uniformity in certain functions. We currently hold monthly meetings of our Operations Committee, which consist of the heads of each regional office and subsidiary, whereby they exchange information on industry trends and promote "best practices" among the offices. With regard to financial controls, we have a fully integrated system which allows control of cash flows and accounting and payroll functions from our Toronto, Ontario office.

         On September 16, 1999, we completed the acquisition of all the issued and outstanding capital stock of Cad Cam, Inc., an Ohio corporation, for an aggregate of $2,000,000 in cash, $2,500,000 pursuant to a promissory note and $1,500,000 worth of our common stock to be issued to Roger Walters, Cad Cam, Inc.'s president. Mr. Walters was elected to serve as one of our directors. The share purchase agreement was executed on January 1, 1999 and the transaction was effective as of September 16, 1999. Mr. Walters was not affiliated with us prior to the acquisition. Management believes the addition of Cad Cam, Inc. will provide us with an established position in the engineering staffing market.

         On January 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of Object Arts Inc., an Ontario corporation, in consideration of: (i) the issuance of $900,000 worth of our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund of an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our acquisition of Object Arts Inc.; and (iii) the issuance of $1,100,000 worth of our common stock to the existing shareholders of Object Arts Inc. Management believes that with Object Arts Inc.'s technical training expertise, ThinkPath will now be able to offer a complete end-to-end skills gap solution. As part of the acquisition of Object Arts Inc., we entered into employment agreements with Marilyn Sinclair and Lars Laakes, the former officers of Object Arts Inc., for a period of three years with annual salaries of $82,000 and $75,000, respectively.

Competition

         The information technology and engineering staffing industry is highly competitive and fragmented and is characterized by low barriers to entry. We compete for potential clients with other providers of information technology staffing services, systems integrators, providers of outsourcing services, computer consultants, employment listing services and temporary personnel agencies. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and human resources, greater name recognition and a larger base of information technology professionals and clients than us which may provide such competitors with a competitive advantage when compared to us. In addition, many of these competitors, including numerous smaller privately held companies, may be able to respond more quickly to customer requirements and to devote greater resources to the marketing of services than us. Because there are relatively low barriers to entry, we expect that competition will increase in the future. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, prospects, financial condition and results of operations. Further, there can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that the principal factors relevant to competition in the information technology staffing and engineering services industry are the recruitment and retention of highly qualified information technology and engineering professionals, rapid and accurate response to client requirements and, to a lesser extent, price. We believe that we compete favorably with respect to these factors.

         We believe that our competitive advantage is not only in our use of technology, but also in the accessibility of this technology to all of our employees. The building and maintenance of our database of over 50,000 has been a combined effort of all our employees. We also have Internet access and membership to 12 local, national and international databases for information technology professionals.

Employees and Consultants

Employees

         Our corporate staff at December 31, 1999 consisted of 148 full-time employees, including 78 recruiters, 41account managers/salespeople and 29 administrative employees. We are not a party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees.

Consultants

         We enter into consulting agreements with the information technology and engineering professionals at hourly rates negotiated with each information technology professional based on such individuals technical and other skills. The agreements provide that the information technology and engineering professional is responsible for taxes and all other expenses and that the information technology professional is not our employee for tax or other legal purposes. At December 31, 1999, approximately 465 contract workers placed by us were performing services for our customers.

Recent Events

         On December 1, 1999, we executed a non-binding letter of intent with Elite Information Services, Inc., a Florida corporation that specializes in the placement of contract information technology specialists. Pursuant to the letter of intent, we or one of our subsidiaries, will purchase 100% of the issued and outstanding common stock of Elite Information Services, Inc. in consideration of an aggregate purchase price of $2,000,000, subject to adjustment. The consideration shall be paid as follows: (i) $300,000 in cash upon the closing;
(ii) the issuance to the sole shareholder of Elite Information Services, Inc. of an unsecured promissory note in the principal amount of $300,000, upon the closing; (iii) the issuance of $1,400,000 worth of our common stock to the sole shareholder of Elite Information Services, Inc., upon the closing; (iv) $200,000 in cash within ninety days of the closing, if Elite Information Services, Inc.'s gross earnings before the deduction of interest and tax expenses for the year ended December 31, 1999 equals $300,000 or greater; (v) the issuance of $200,000 worth of our common stock within ninety days of the closing, if Elite Information Services, Inc.'s gross earnings before the deduction of interest and tax expenses for the year ended December 31, 1999 equals $300,000 or greater;
(vi) $200,000 in cash on December 31, 2000: and (vii) the issuance of $400,000 worth of our common stock to the sole shareholder of Elite Information Services, Inc., on December 31, 2000.

         On December 30, 1999, we issued: (i) 15,000 shares of Series A 8% Percent Cumulative Convertible Preferred Stock, no par value per share; and (ii) warrants to purchase up to an aggregate of 475,000 shares of our common stock, in consideration $1,500,000 pursuant to a private placement offering. Each share of Series A 8% Cumulative Convertible Preferred Stock has a stated value of $100 per share.

         The shares of Series A 8% Percent Cumulative Convertible Preferred Stock are convertible into shares of our common stock at the option of the holders the Series A 8% Percent Cumulative Convertible Preferred Stock, at any time after issuance until either: (i) such shares of Series A 8% Percent Cumulative Convertible Preferred Stock are converted at our option; or (ii) such shares of Series A 8% Percent Cumulative Convertible Preferred Stock are redeemed by us, under certain conditions, at any time after the effective date of this registration statement.

         The holders of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock are entitled to receive preferential dividends in cash, out of any of our funds legally available at the time of declaration of dividends before any other dividend distribution will be paid or declared and set apart for payment on any shares of our common stock, or other class of stock presently authorized, at the rate of 8% simple interest per annum on the stated value per share. Such are payable on a quarterly basis commencing on the quarter ending March 31, 2000 when as and if declared, provided however, that the dividends will be made in additional shares of Series A 8% Percent Cumulative Convertible Preferred Stock at a rate of one share of Series A 8% Percent Cumulative Convertible Preferred Stock for each $100 of such dividend not paid in cash. Dividends may be paid at our option with shares of Series A 8% Percent Cumulative Convertible Preferred Stock only if our common stock deliverable upon the conversion of the Series A 8% Percent Cumulative Convertible Preferred Stock will have been included for public resale in an effective registration statement filed with the Securities and Exchange Commission on the dates such dividends are payable and paid to the holders. The dividends shall be cumulative whether or not earned and shall be cumulative from and after December 30, 1999.

         The number of shares of our common stock into which the Series A 8% Percent Cumulative Convertible Preferred Stock shall be convertible shall be equal to (i) the sum of (A) the stated value per share and (B) at the holder's election, accrued and unpaid dividends on such share, divided by (ii) the "Conversion Price". The Conversion Price shall be the lesser of (x) 90% of the average "Closing Bid Prices" for the three trading days immediately preceding December 30, 1999, or (y) 80% of the average of the three lowest "Closing Bid Prices" for the ten trading days immediately preceding the conversion of the respective shares of Series A 8% Percent Cumulative Convertible Preferred Stock. The "Closing Bid Price" is defined as the closing bid price as reported on the Nasdaq SmallCap Market or the principal market or exchange where our common stock is then traded. The holders of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock may exercise their right to conversion only if the aggregate stated value of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock to be converted is equal to at least $5,000, unless if at the time of such conversion, the aggregate stated value of all of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock is less than $5,000, then the whole amount of the remaining shares of Series A 8% Percent Cumulative Convertible Preferred Stock may be converted.

         At any time after the effective date of this registration statement, we have the option to redeem any or all of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock by paying to the holders a sum of money equal to 135% of the stated value of the aggregate of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock being redeemed plus the dollar amount of the accrued dividends, if the Conversion Price of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock on the trading day prior to the date of redemption is less than $2.

         In addition, we have the option to cause the investors in the December 1999 private placement offering to purchase an additional $500,000 worth of Series A Convertible Cumulative Preferred Stock upon the same terms as described above.

         The 475,000 warrants issued in the offering are exercisable at any time and in any amount until December 30, 2004 at a purchase price of $3.24 per share.

         On January 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of Object Arts Inc., an Ontario corporation, in consideration of: (i) the issuance of $900,000 worth of our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our acquisition of Object Arts Inc.; and (iii) the issuance of $1,100,000 worth of our common stock to the existing shareholders of Object Arts Inc. As part of the acquisition of Object Arts Inc., we entered into employment agreements with Marilyn Sinclair and Lars Laakes, the former officers of Object Arts Inc., for a period of three years with annual salaries of $82,000 and $75,000, respectively.

         On February 24, 2000, we changed our corporate name from IT Staffing Ltd. to ThinkPath.com Inc. in order to more accurately reflect our expanded suite of services.

         On March 6, 2000, we completed the acquisition of E-Wink, Inc., a Delaware corporation, in consideration of: (i) 300,000 shares of our common stock; and (ii) warrants to purchase an aggregate of 500,000 shares of our common stock at a price of $3.25 per share for a period of five years. E-Wink, Inc. is currently developing platform technology that will match company's seeking venture capital with venture capital firms offering such venture capital. There can be no assurance that such technology will be developed, or if developed, that such technology will work as intended.

         On March 8, 2000, we executed a letter of intent with Micro Tech Professionals, Inc., a Boston-based recruitment firm, to purchase 100% of its common stock in consideration of up to $2,500,000 in a combination of cash, a not payable and shares of our common stock, subject to specific performance criteria be met. Micro Tech Professionals, Inc. specializes in the recruitment and placement of technical documentation specialists and technical trainers.

ITEM 2.  PROPERTIES

         We maintain our headquarters in a 8,076 square foot office located at 55 University Avenue in Toronto, Ontario, Canada. We have leased such facility for a term of ten years terminating in November 2007. We pay annual rent of $30,307, which will increase to $36,080 commencing in December 2002. We lease additional offices at the following locations:

  Location                                  Square Feet           Lease Expiration               Current Rent Per Annum
  --------                                  -----------           ----------------               ----------------------
  Etobicoke, Ontario                           1,610                   4/13/03                           $22,300
  New York, New York                           1,214                  10/31/01                           $47,353
  Markham, Ontario                             6,000                   5/31/01                           $39,000
  Ottawa, Ontario                              1,291                   9/30/03                           $14,739
  Dayton, Ohio                                 8,426                  08/31/00                           $83,000
  Indianapolis, Indiana                        2,025                  12/31/01                           $30,881
  Columbus, Ohio                               1,000                  01/31/00                           $19,200
  Cincinnati, Ohio                             2,256                  09/30/00                           $22,560
  Tampa, Florida                                 930                  03/31/01                           $12,741
  Rochester, New York                          1,621                  05/31/00                           $20,635
  Detroit, Michigan                           15,328                  08/13/02                          $149,316
  Louisville, Kentucky                          2091                  07/01/02                           $24,047
  Chicago, Illinois                              874                  05/01/00                           $14,856
  Charleston, South Carolina                     900                  12/31/00                           $15,120
  Atlanta, Georgia                             5,824                  06/30/02                           $78,360
  Boston, Massachusetts                        1,240                  10/31/00                           $22,940
  New York, New York                          12,265                  08/31/06                          $220,000
  London, Ontario                              5,877                  12/31/01                           $49,315
  Toronto, Ontario                             5,520                  12/31/00                           $77,455

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings now pending or threatened against the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the year ended December 31, 1999, there were no matters submitted to the vote of the security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock began trading on the Nasdaq SmallCap Market on June 8, 1999, when we completed our initial public offering. Our common stock is listed on the Nasdaq SmallCap Market under the symbol "THTH" and on the Boston Stock Exchange under the Symbol "THP." As of April 10, 2000, we had 3,512,899 shares of common stock outstanding. The following table sets forth the high and low sales prices for our common stock as reported on the Nasdaq SmallCap Market.

                                                    Common Stock
                                                    ------------
                                           High                      Low
                                           ----                      ---
Fiscal 1999
-----------
Third Quarter                              $5.25                     $2.813
Fourth Quarter                             $4.969                    $2.938

Fiscal 2000
-----------
First Quarter                              $4.438                    $2.75
Second Quarter                             $4.75                     $3.375
(Through April 10, 2000)


         As of April 10, 2000, there were 30 shareholders of record and approximately 614 beneficial shareholders

         On April 10, 2000, the last sale price of our common stock as reported on the Nasdaq SmallCap Market was $4.25.

                                 Dividend Policy

         We have never paid or declared dividends on our common stock. The payment of cash dividends, if any, in the future, is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. We intend to retain future earning for use in our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the selected historical financial data, financial statements and notes thereto and the other historical financial information of ThinkPath contained elsewhere in this Annual Report on Form 10-KSB. The statements contained in this Annual Report on Form 10-KSB that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding ThinkPath's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include ThinkPath's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this prospectus are based on information available to ThinkPath on the date hereof, and ThinkPath assumes no obligation to update any such forward-looking statement. It is important to note that ThinkPath's actual results could differ materially from those in such forward-looking statements.

Overview

         We are a global provider of information technology and engineering recruiting, project outsourcing, technical training and consulting and ASP-based skills management technology. Our customers include financial service companies, software and other technology companies, Canadian and American governmental entities and large multinational companies, including Bank of Montreal, Bell Canada, Goldman Sachs, Chapters, Lucent Technologies, Cummins Engine, General Motors, Xerox Corporation, American Express and Universal Industrial Corp.
(ESI). We have recently expanded our operations into the United States, through among other things, our acquisitions of Cad Cam, Inc. and Object Arts Inc., and intend to develop an expanded network of offices to provide our services throughout North America.

         For fiscal 1999, our primary source of revenue was information technology and placement services, representing 75% of total revenue. As a result of our acquisition of Cad Cam, Inc., engineering recruitment and placement services, and project outsourcing represented 18% and 6% of total revenue, respectively. For the year ended December 31, 1997, the year ended December 31, 1998, and the year ended December 31, 1999, we derived 96%, 95%, and 70%, respectively, of our revenue in Canada and the remainder in the United States. Our books and records are recorded in Canadian dollars. For purposes of financial statement presentation, we convert balance sheet data to United States dollars using the exchange rate in effect at the balance sheet date. Income and expense accounts are translated using an average exchange rate prevailing during the relevant reporting period. There can be no assurance that we would have been able to exchange currency on the rates used in these calculations. We do not engage in exchange rate hedging transactions. A material change in exchange rates between United States and Canadian dollars could have a material effect on our reported results.

         For the year ended December 31, 1999, our services classified as information technology and engineering recruiting and project outsourcing. Our recruiting services consist of contract, permanent and executive search placements on either a contingency or retainer basis. In the case of contract services, we provide our customers with independent contractors or "contract workers" who usually work under the supervision of the customer's management. Generally, we enter into a time-and-materials contract with our customer whereby the customer pays us an agreed upon hourly rate for the contract worker. We pay the contract worker pursuant to a separate consulting agreement. The contract worker generally receives between 75% and 80% of the amount paid to us by the customer; however, such payment is usually not based on any formula and may vary for different engagements. We seek to gain "preferred supplier status" with our larger customers to secure a larger percentage of those customers' business. While such status is likely to result in increased revenue and gross profit, it is likely to reduce gross margin percentage because we are likely to accept a lower hourly rate from our customers and there can be no assurance that we will be able to reduce the hourly rate paid to our consultants. In the case of permanent placement services, we identify and provide candidates t fill permanent positions for our customers.

         Revenue from contract services is recognized as services are provided. Permanent placement revenue is recognized when the successful candidate commences employment. Searches on a contingency basis are paid only if we are successful in placing a candidate in a position. Searches on a retained basis are paid by a non-refundable portion of the fee prior to performing any services, with the remainder as the position is filled.

         As a result of our acquisition of Cad Cam, Inc., we now perform project outsourcing for customers on a project by project basis whereby we will be engaged to complete a particular, specified project. We hire full-time employees to supervise these projects. These projects are billed on a time-and-materials basis or charged a fixed price for the project. If we charge a fixed price for a project, we will be required to estimate the total costs involved in the project and formulate a bid that contains an adequate profit margin. If we are unable to accurately predict the costs of such a project, or the costs of the project change due to unanticipated circumstances, which may be circumstances that are beyond our control, we may earn lower profit margins or suffer a loss on a given project.

         Gross profit is calculated by subtracting fees ad benefits paid to contractors from net revenue. We do not attribute any direct costs to permanent placement services; therefore the gross profit margin on such services is 100% of revenue. As a result, the addition of permanent placement revenue to contract services revenue has a significant effect on our gross profit margin as a whole.

         We anticipate expanding into new regional markets by establishing new offices or by acquiring or investing in complementary or competitive companies. We have identified three additional acquisition candidates and have executed non-binding letters of intent with respect to such acquisition candidates. We expect the cost of opening and funding a new office to range from $200,000 to $500,000, depending on the size of the office and the costs of doing business in the city in which the office is to be located. Such costs will primarily consist of leasing office space, purchasing or leasing office equipment and computer hardware and other related expenses incurred prior to the commencement of operations in new locations. Such costs also include operating expenses, such as payroll and advertising, which are often incurred prior to such time that the new office is able to generate significant cash flow from operations. The opening of new offices in new regional markets results in increased operating expenses including, but not limited to, salaries, equipment, insurance, marketing and public relations. Senior management also devotes resources to training and management support. Based on the experience of our principals, we expect newly opened offices to become productive within 6 to 12 months of opening. Although there can be no assurance that such expectations will be satisfied, our expectations in terms of productivity for new offices by the 12th month of operations are: 30 contractors and between $30,000 to $50,000 in permanent placement sales per month with annual revenues of approximately $450,000. We have in the past and are likely to utilize acquisitions as an attempt to avoid or limit these costs, but we incur other costs as a result of any acquisitions, including funding the purchase price and expenses related to the integration of operations and training of new employees. With regard to previous acquisitions, integration costs were expensed in the period that they were incurred and we expect to continue to do so with future acquisitions. Our current acquisition targets are small companies which can benefit from our advanced information technology and other operating systems. There can be no assurance that integrating our operations with those of acquired companies will result in improvements in such companies' operations or increased revenue from such operations.

         In April 1998, we acquired all the issued and outstanding capital stock of Systemsearch Services Inc. and Systems PS Inc. from John R. Wilson for aggregate consideration $98,000 and 174,551 shares of our common stock. Systems PS Inc. is inactive but holds certain assets utilized by Systemsearch Consulting Services Inc. in its operations. The acquisition was effective as of January 2, 1997. Declan French, our President and Chairman of the Board, participated in the management of Systemsearch Consulting Services Inc. We shared data and operating information systems with Systemsearch Consulting Services Inc. during the year ended December 31, 1997. Accordingly, our Consolidated Financial Statements incorporate the operations of Systemsearch Consulting Services Inc. since January 1, 1997.

         On May 19, 1998, we completed the acquisition of all the issued and outstanding shares of capital stock of International Career Specialists Ltd. for $326,000 in cash and 130,914 shares of our common stock to John A. Irwin, who was not affiliated with us prior to this acquisition. In connection with the acquisition, International Career Specialists Ltd. made a distribution to Mr. Irwin of certain of its assets that were not necessary for the operation of the business. The transaction was effective as of January 1, 1998. Declan French and some of our other officers participated in the management of International Career Specialists Ltd. during the year ended December 31, 1998. Accordingly, our Consolidated Financial Statements incorporate the operation of International Career Specialists Ltd. since January 1, 1998.

         In November 1998, we completed the acquisition of certain assets of Southport Consulting, Inc. from Mr. Michael Carrazza for $50,000 in cash and 40,000 shares of our common stock.

         On September 16, 1999, we completed the acquisition of all the issued and outstanding capital stock of Cad Cam, Inc., an Ohio corporation, for an aggregate of $2,000,000 in cash, $2,500,000 pursuant to a promissory note and $1,500,000 worth of our common stock to be issued to Roger Walters, Cad Cam, Inc.'s president. Mr. Walters was elected to serve as one of our directors. The share purchase agreement was executed on January 1, 1999 and the transaction was effective as of September 16, 1999. Mr. Walters was not affiliated with us prior to the acquisition.

         On January 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of Object Arts Inc., an Ontario corporation, in consideration of: (i) the issuance of $900,000 worth of our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our acquisition of Object Arts Inc.; and (iii) the issuance of $1,100,000 worth of our common stock to the existing shareholders of Object Arts Inc. Management believes that Object Arts Inc.'s technical training expertise will enable ThinkPath to offer a complete end-to-end skills gap solution to its clients.

         Each acquisition was accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the assets of the acquired entity based on fair market value. In connection with the acquisitions of Systemsearch Consulting Services Inc., International Career Specialists Ltd. and all of the issued and outstanding stock of Cad Cam, Inc. and Object Arts Inc. we recorded $449,000, $851,000, $5,520,000 and $1,500,000 respectively, in goodwill, which is being amortized over thirty years in accordance with generally accepted accounting principles as applied in the United States.

         In the Consolidated Financial Statements and the Notes included in this Annual Report on Form 10-KSB, the results of Cad Cam, Inc, are reflected from October 1, 1999. Revenue and net income figures reported for June 30, 1999 and September 30, 199 were prepared on a pro forma basis as though Cad Cam, Inc. had been included from January 1, 1999. The pro forma financial information reported in the Notes to the Consolidated Financial Statements also includes the operations of Object Arts Inc. from January 1, 1999. During the first six months of the year, Object Arts Inc. experienced significant losses directly attributable to a failed software venture. The pro forma consolidated net loss reported at December 31, 1999 is a result of the losses of Object Arts Inc at June 30, 1999 coupled with significant restructuring and balance sheet adjustments related to our acquisition of Object Arts Inc.

Results of Operations

         The following table presents certain of our financial data as a percentage of our revenue based on information derived from our financial statements.

                             Year ended December 31,


                                                   1997       1998        1999
                                                   ----       ----        ----
Sales..............................                100%       100%        100%
Contractor Costs...................                 61%        61%         63%
Gross profit.......................                 39%        39%         37%
Operating Expenses.................                 34%        36%         36%
Income from operations.............                  4%         4%          2%
Net income.........................                  3%         3%          1%

The Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

         Revenue. Revenue for the year ended December 31, 1999 increased by $7,300,000 or 59%, to $19,800,000, as compared to $12,500,000 for the year ended
December 31, 1998. The increase is primarily attributable to the acquisition effective September 16, 1999 of Cad Cam, Inc., which had sales of $5,100,000 for the three-month period ending December 31, 1999 and $21,200,000 for the twelve-month period ending December 31, 1999.

         Cost of Contract Services. The costs of contract services for the year ended December 31, 1999 increased by $4,900,000, or 65%, to $12,500,000, as compared to $7,500,000 for the year ended December 31, 1998. This increase was due to the increased volume of contract services. As a percentage of revenue, the cost of contract services increased marginally from 61% in 1998 to 63% in 1999. The increase in the cost of contract services as a percentage of revenue is a result of the associated costs of Cad Cam, Inc.'s contractors who are treated as employees, and thus are entitled to benefits, overtime and holiday pay.

         Gross Profit. Gross profit for the year ended December 31, 1999 increased by $2,300,000, or 48%, to $7,200,000, as compared to $4,900,00 for the year ended December 31, 1998. This increase was attributable to the aforementioned increase in revenue during the year ended December 31, 1999. As a percentage of revenue, gross profit decreased from 37% for the year ended December 31, 1998 to 38% for the year ended December 31, 1999. This decrease was a result of the decline in permanent placement sales and the dramatic increase in contract sales, primarily due to the acquisition of Cad Cam, Inc.

         Operating Expenses. Operating expenses for the year ended December 31, 1999 increased by $2,700,000, or 61%, to $7,100,000, as compared to $4,400,000 for the year ended December 31, 1998. This increase was primarily attributable to the increase in administrative expenses at the corporate level to support the increasing number of locations and volume of transactions. As a percentage of revenue however, operating expenses remained consistent at 36% for the year ended December 31, 1998 and for the year ended December 31, 1999.

         Accounts Receivable. We had accounts receivable of $4,900,000 for the year ended December 31, 1999 as compared to $2,200,000 for the year ended December 31, 1998. Accounts receivable represented 25% of revenues for the year ended December 31, 1999 as compared to 17% for the year ended December 31, 1998.

         Net Income. Net income for the year ended December 31, 1999 decreased by $120,000, or 34% to $230,000 as compared to $350,000 for the year ended December 31, 1998 due to costs associated with the integration and infrastructure buildup of the new acquisitions and offices. As a percentage of revenue, net income decreased from 3% in 1998 to 1% in 1999. In fiscal 1999, amortization expense increased 295% to $750,000 from $190,000 in fiscal 1998. This increase is primarily attributable to the increase in capital assets, the increase in the acquisition of other assets, and the increase of goodwill. In fiscal 1999, interest expense increased 271% to $330,000 from $110,000 in fiscal 1998. This increase is a result of our increased short-term and long-term debt.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

          Revenue. Revenue for year ended December 31, 1998 increased by $7,800,000, or 166%, to $12,500,000, as compared to $4,700,000 for the year ended December 31, 1997. The increase is primarily attributable to the acquisition effective January 1, 1998 of International Career Specialists Ltd., which had sales of $4,380,000 million for the year ended December 31, 1998. Also contributing to the increase was an increase of $530,000 in the sales of Systemsearch Consulting Services Inc. as a result of improvements in operations since it was acquired by us effective January 2, 1997, and growth in the contract sales in our Toronto office. Revenue from contract services and permanent placement services accounted for 82% and 18%, respectively, of revenue for the year ended December 31, 1998 as compared to 79% and 21%, respectively, for the year ended December 31, 1997.

         Contractor Costs. Contractor costs for the year ended December 31, 1998 increased by $4,700,000, or 163%, to $7,600,000, as compared to $2,900,000 for the year ended December 31, 1997. This increase was due to the increased volume of contract services. As a percentage of revenue from contract services, contractor costs decreased from 77% as a result of a higher margin mix of contractors placed.

         Gross Profit. Gross profit for the year ended December 31, 1998 increased by $3,100,000, or 170%, to $4,900,000, as compared to $1,800,000 for the year ended December 31, 1997. This increase was attributable to the aforementioned increase in revenue during the year ended December 31, 1998. As a percentage of revenue, gross profit increased to 39.2% for the year ended December 31, 1998 as compared to 38.6% for the year ended December 31, 1997. This increase was due to the slight decrease in the percentage of revenue which was derived from contract services.

         Operating Expenses. Operating expenses for the year ended December 31, 1998 increased by $2,800,000, or 173%, to $4,400,000, as compared to $1,600,000 for the year ended December 31, 1997. This increase was primarily attributable to increases of $1,900,000 in selling expenses and $980,000 in administrative expenses at International Career Specialists Ltd. during the year ended December 31, 1998. Administrative expenses at the ThinkPath Division also increased as we expanded its infrastructure to support operations from multiple locations and operated additional offices. As a percentage of revenue, operating costs increased to 36% for the year ended December 31, 1998 from 34% for the year ended December 31, 1997 due to an increase in the number of locations and volume of transactions.

         Accounts Receivable. We had accounts receivable of $2,200,000 for the year ended December 31, 1998, as compared to $790,000 for the year ended December 31, 19997. Accounts receivable represented 17.5% of revenues for the year ended December 31, 1998 as compared to 16.8% in the year ended December 31, 1997.

         Net Income. Net income for the year ended December 31, 1998 increased by $212,000, or 154% to $351,000, as compared to $138,000 for the year ended December 31, 1997 due to, among other things, the reasons enumerated above.

Liquidity and Capital Resources

         Our primary sources of cash and cash flow from operations, a credit lines from Toronto Dominion Bank and Provident Bank, our initial public offering and proceeds from the December 1999 private placement.

         At December 31, 1999, we had cash and cash equivalents of $2,200,000 and a working capital deficiency of $480,000. During the year ended December 31, 1999, we had a cash flow deficiency from operations of $130,000, due primarily to a large increase in accounts receivable.

         At December 31, 1998, we had cash of $0 and a working capital deficiency of $160,000. During the year ended December 31, 1998, we had a cash flow from operations of $46,000, due primarily to an increase in accounts receivable of $1,500,000, which was partially offset by net income of $350,000 and an increase in accounts payable of $1,000,000. The increase in accounts receivable is primarily due to the increase in revenue for the year ended December 31, 1998 as compared to the year ended December 31, 1997. At December 31, 1997, we had cash and cash equivalents of $10,000, and a working capital deficiency of $47,000. For the year ended December 31, 1997, we had a cash flow deficiency from operations of $70,000, due primarily to an increase in accounts receivable of $577,000, which was partially offset by increase in accounts payable of $317,000 and net income of $138,000.

         For the year ended December 31, 1999, we had cash flow from financing activities of $7,100,000, attributable to share capital issue of $5,400,000 and an increase in bank indebtedness of $2,000,000. For the year ended December 31, 1998, we had cash flow from financing activities of $1,200,000, attributable primarily to proceeds of $570,000 from the issuances of shares of our common stock and proceeds from an increase in long-term debt. For the year ended December 31, 1997, we had cash flow from financing activities of $250,000 attributable primarily to the increase in notes payable and bank indebtedness.

         Our arrangement with the Toronto-Dominion Bank, which was revised in April 1999, allows for an operating line, payable on demand, of up to $1,400,000. At December 31, 1999, there was $1,400,000 outstanding on this line. In addition, we have an operating line with Provident Bank, payable on demand, up to a maximum of $5,000,000. At December 31, 1999, there was $2,700,000 outstanding on the line with Provident Bank. At December 31, 1999, we had a total of $550,000 due to the Business Development Bank of Canada pursuant to six separate loans.

         During the year ended December 31, 1999, we had a cash flow deficit from investing activities of $4,100,000, attributable to the acquisition of Cad Cam, Inc. During the year ended December 31, 1998, we had a cash flow deficit from investing activities of $1,300,000, primarily attributable to the aforementioned acquisition of International Career Specialists Ltd. During the year ended December 31, 1997, we had a cash flow deficit from investing activities of $184,000, primarily attributable to the aforementioned acquisition of Systemsearch Consulting Services Inc.

         We have entered into employment and consulting agreements with certain of our key employees. These agreements provide for significant salaries and/or bonuses based on our and/or certain of our divisions' financial performance. These agreements could affect our liquidity.

         We have retained Deloitte & Touche Corporate Finance of Canada Inc. to structure and arrange for $5,000,000 in capital through a private placement, $4,000,000 of which will be used for the marketing and development of the GTS and $1,000,000 of which will be used for working capital purposes. We have also entered into an agreement with J.P Turner & Company, LLC, pursuant to which J.P Turner & Company, LLC will underwrite and co-manage a public offering of an approximate amount between $10,000,000 to $15,000,000 of our capital stock. We believe the net proceeds from these activities in combination with the cash flow from activities and our lines of credit will be sufficient to satisfy our working capital needs and current growth expectations.

         We are currently negotiating to sell up to $1,750,000 worth of our Series B Preferred Stock to a group of investors. We believe that the net proceeds from such sale will assist us with our working capital and expansion needs in the near future.

Year 2000 Compliance

         We have developed and implemented a Year 2000 compliance program to address internal systems, suppliers, processes and procedures, as well as the internally developed GTS solution. All phases and actions of this program were successfully completed as planned. Remediation measures, where required, were successfully implemented and tested. The total cost of the compliance program was not material. Although we believe that we have taken the appropriate steps to assess, implement and test Year 2000 compliance, it is not possible to ascertain whether the efforts of customers, suppliers or other third parties, will have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in Quarterly Results

         Our quarterly operating results have in the past and, may in the future, fluctuate significantly, depending on factors such as the demand for our services; our ability to attract and retain employees, information technology and engineering professionals, and customers; the timing and significance of new services and products introduced by us and our competitors; the level of services provided and prices charged by us and our competitors; unexpected changes in operating expenses; and general economic factors. Our operating expenses are based on anticipated revenue levels in the short term, are relatively fixed, and are incurred throughout the quarter. Accordingly, there may be significant variations in our quarterly operating results.

Management of Growth

         Our business has grown rapidly in the last five years. The growth of our business and expansion of our customer base and service offerings has placed a significant strain on management and operations. Our recent expansion by acquisitions has resulted in substantial growth in the number of our employees, the scope of our operating and financial systems and the geographic area of our operations, resulting in increased responsibility for both existing and new management personnel. Our future operating results will depend on the ability of management to continue to implement and improve our operational and financial control systems, and to expand, train and manage our employee base. In addition, our failure to generate or raise sufficient capital to fund continued growth may result in the delay or abandonment of some or all future expansion plans or expenditures or a reduction in the scope of some or all of our present operations, which could materially adversely effect our business, results of operations and financial condition.

Risks Related to Acquisitions

         We may continue to expand our operations or services through the acquisition of additional businesses, products or technologies. There can be no assurance that we will be able to identify, acquire, integrate or profitably manage additional businesses. There may be a number of risks involved including the diversion of management's attention, the loss of key acquired personnel, legal liabilities, as well as the substantive strain placed on administrative, operational and financial resources. In addition, there can be no assurance that acquired businesses, products or technologies will achieve anticipated or historic revenues and income. The acquisitions could also result in potentially dilutive issuances of our common stock. Our failure to effectively manage our acquisitions could result in a material adverse effect on our business, results of operations and financial condition.

Dependence on Key Personnel

         Our success is largely dependent on the performance of our key employees. Failure to retain key employees and to attract and retain additional key employees with necessary skills could have a material adverse impact upon our growth and profitability. Competition for highly skilled management, sales and technical employees is intense in the information technology and engineering services industry.

Competition

         We compete with other providers of information technology and engineering staffing services, systems integrators, providers of outsourcing services, computer consultants, employment listing services, Internet-based recruiting services and technical training companies. Many of our current and potential competitors have longer operating histories, larger sales and marketing resources, larger technical staff, and significantly greater financial resources. As the market for our services and product continues to develop, additional competitors may enter the market and competition may intensify. As a result, prices and margins may be reduced which could adversely affect the our business, prospects, results of operations and financial condition.

Dependence on the GTS

         Our future success depends in part upon the GTS for the day-to-day operations of its business as well as a service to be offered to our clients. There can be no assurance that the GTS will function as intended or that it will provide us with a competitive advantage. We can also not confirm that we will be able to successfully market the GTS or that the GTS will adequately address the requirements of customers or keep pace with changes in that market.

Risk of Third-Party Claims for Damages

         Although our client agreements disclaim responsibility for the conduct of contractors placed by us, we may be exposed to liability with respect to actions taken by contractors while on assignment, such as damages caused by errors, misuse of customer proprietary information or theft of customer property. Although we maintain professional liability insurance, due to the nature of our contract assignments, we cannot provide assurance that the insurance coverage will continue to be available on reasonable terms, if at all, or that it will be adequate to cover any liability as a result of contractors being on assignment.

Currency and Interest Rate Risk

         Revenue denominated in Canadian dollars accounted for 70% of our revenue for the fiscal year ended December 31, 1999, 95% for the year ended December 31, 1998, and 96% for the year ended December 31, 1997. Accordingly, fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar may have a material adverse effect on our results of operations. Substantially all of our long-term debt bears interest at variable rates. Accordingly, fluctuations in interest rates may have a significant impact on future earnings and cash flows.

Possible Volatility of Stock Price

         The market price for our shares of common stock could be subject to wide fluctuations in response to quarterly variations in operating results, the gain or loss of significant contracts, announcements of mergers, acquisitions, financing or technological developments, changes in income estimates by analysts and market conditions in the industry, as well as general economic conditions or other risk factors set out herein.

ITEM 7.  FINANCIAL STATEMENTS


         The financial statements are included at the end of this Annual Report on Form 10-KSB at the pages included below.

                                                                                                               Page
Financial Statements:                                                                                        Number
                                                                                                             ------

Report of Independent Auditors.................................................................................F-3

Consolidated Balance Sheets for the years ended December 31, 1999 and 1998 ....................................F-4

Consolidated Statements of Income for the
         years ended December 31, 1999, 1998 and 1997..........................................................F-6

Consolidated Statements of Cash Flows
     for the years ended December 31, 1999, 1998 and 1997......................................................F-7

Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1999 , 1998 and 1997.....................................................F-8

Notes to Consolidated Financial Statements.............................................................F-9 to F-30


                               THINKPATH.COM INC.

                           (Formerly IT Staffing Ltd.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998

                         TOGETHER WITH AUDITORS' REPORT

                        (Amounts Expressed in US Dollars)

                                TABLE OF CONTENTS


Report of Independent Auditors                                              F-3

Consolidated Balance Sheets                                                 F-4

Consolidated Statements of Income                                           F-6

Consolidated Statements of Changes in Stockholders' Equity                  F-7

Consolidated Statements of Cash Flows                                       F-8

Notes to Consolidated Financial Statements                          F-9 to F-30

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO MONTREAL, OTTAWA



                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of ThinkPath.com Inc.


We have audited the accompanying consolidated balance sheets of Thinkpath.com Inc. (incorporated in Canada) as of December 31, 1999 and 1998 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ThinkPath.com Inc. as of December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for the years ended December 31, 1999, 1998, and 1997 in conformity with generally accepted accounting principles in the United States of America.

On March 22, 2000, we reported separately to a shareholder of ThinkPath.com Inc. on financial statements for the same period, prepared in accordance with Canadian generally accepted accounting principles.



Toronto, Ontario
March 22, 2000                                        Chartered Accountants

THINKPATH.COM INC.
Consolidated Balance Sheet
As of December 31
(Amounts expressed in US dollars)

                                                            1999                1998
                                                             $                   $
                                        ASSETS
CURRENT ASSETS

    Cash                                                  1,790,621                  -
    Short-term investments (note 3)                         383,146                  -
    Accounts receivable (note 4)                          4,895,523           2,184,783
    Work-in-progress                                        350,679                  -
    Prepaid expenses                                        325,616              87,941
                                                         ----------           ---------

                                                          7,745,585           2,272,724

CAPITAL ASSETS (note 5)                                   2,955,321             464,789

GOODWILL (note 6)                                         6,985,436           1,332,603

INVESTMENT IN NON-RELATED COMPANY                                -              130,438

DUE FROM RELATED PARTY (note 7)                             211,313                  -

OTHER ASSETS (note 8)                                     1,216,111             648,223
                                                         ----------           ---------

                                                         19,113,766           4,848,777
                                                         ==========           =========

THINKPATH.COM INC.
Consolidated Balance Sheet
As of December 31
(Amounts expressed in US dollars)

                                                            1999                1998
                                                             $                   $
                                 LIABILITIES
CURRENT LIABILITIES
    Bank indebtedness (note 9)                            4,083,836             734,034
    Accounts payable                                      2,424,725           1,386,659
    Income taxes payable                                    135,089              95,212
    Current portion of long-term debt (note 10)             278,790             218,251
    Current portion of note payable (note 11)             1,300,000                  -
                                                         ----------           ---------

                                                          8,222,440           2,434,156

DEFERRED INCOME TAXES (note 13)                             107,472                  -

LONG-TERM DEBT (note 10)                                    562,126             628,428

NOTE PAYABLE (note 11)                                    1,150,000                  -
                                                         ----------           ---------

                                                         10,042,038           3,062,584
                                                         ----------           ---------

                               STOCKHOLDERS' EQUITY

CAPITAL STOCK (note 12)                                   8,388,298           1,448,368

RETAINED EARNINGS                                           705,571             476,851

OTHER COMPREHENSIVE INCOME, NET OF TAX (note 14)

    Cumulative translation adjustment                      (22,141)           (139,026)
                                                         ----------           ---------

                                                          9,071,728           1,786,193
                                                         ----------           ---------

                                                         19,113,766           4,848,777
                                                         ==========           =========



        The accompanying notes are an integral part of these consolidated financial statements.

THINKPATH.COM INC.
Consolidated Statements of Income
For the years ended December 31
(Amounts expressed in US dollars)

                                                              1999              1998             1997
                                                                $                 $                $

REVENUE                                                   19,822,861        12,502,560        4,704,341

COST OF CONTRACT SERVICES                                 12,569,357         7,594,533        2,888,540
                                                          ----------         ---------        ---------


GROSS PROFIT                                               7,253,504         4,908,027        1,815,801

    Gain on investments                                      252,708                -                -
                                                          ----------         ---------        ---------

                                                           7,506,212         4,908,027        1,815,801
                                                          ----------         ---------        ---------
EXPENSES

    Administrative                                         2,916,398         1,354,561          373,627
    Selling                                                4,134,497         2,984,604        1,123,051
    Financial                                                113,783           102,351          125,594
                                                          ----------         ---------        ---------

                                                           7,164,678         4,441,516        1,622,272
                                                          ----------         ---------        ---------

INCOME BEFORE INCOME TAXES                                   341,534           466,511          193,529

    Income taxes (note 13)                                   112,814           115,321           55,121
                                                          ----------         ---------        ---------

NET INCOME                                                   228,720           351,190          138,408
                                                          ==========         =========        =========
WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING

    Basic                                                  2,471,758         1,684,542        1,309,135
                                                          ==========         =========        =========

    Fully diluted                                          2,683,820         1,906,667        1,309,135
                                                          ==========         =========        =========

EARNINGS PER WEIGHTED AVERAGE
    COMMON STOCK

    Basic                                                       0.09              0.21             0.11
                                                          ==========         =========        =========

    Fully diluted                                               0.08              0.18             0.11
                                                          ==========         =========        =========

        The accompanying notes are an integral part of these consolidated financial statements.

THINKPATH.COM INC.
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31
(Amounts expressed in US dollars)

                                    Common      Preferred
                                     Stock          Stock         Capital                    Cumulative
                                 Number of      Number of           Stock       Retained    Translation
                                    Shares         Shares         Amounts       Earnings     Adjustment
                             -------------  -------------  --------------  -------------  -------------
                                                                       $              $              $

Balance as of
    December 31, 1996            1,021,125             -                4       (12,747)             59

Issuance of common stock           288,010             -          328,323             -              -

Foreign currency
    translation                         -              -               -              -        (18,192)

Net income for the year                 -              -               -         138,408             -
                                 ---------         ------       ---------        -------       -------

Balance as of
    December 31, 1997            1,309,135             -          328,327        125,661       (18,133)

Issuance of common stock
                                   408,740             -        1,120,041             -              -

Foreign currency
    translation                         -              -               -              -       (120,893)

Net income for the year                 -              -               -         351,190             -
                                 ---------         ------       ---------        -------       -------

Balance as of
   December 31, 1998             1,717,875             -        1,448,368        476,851      (139,026)

Issuance of common stock         1,370,767             -        4,787,788             -           -

Common stock payable                    -              -        1,000,000             -              -

Issuance of preferred stock           -            15,000       1,152,142             -            -

Foreign currency
    translation                         -              -               -              -         116,885

Net income for the year                 -              -               -         228,720             -
                                 ---------         ------       ---------        -------       -------

Balance as of
    December 31, 1999            3,088,642         15,000       8,388,298        705,571       (22,141)
                                 =========         ======       =========        =======       =======


        The accompanying notes are an integral part of these consolidated financial statements.

THINKPATH.COM INC.
Consolidated Statement of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                                1999              1998             1997
                                                                  $                 $                $
Cash flows from operating activities:
    Net income                                               228,720           351,190          138,408
                                                          ----------        ----------         --------
    Adjustments to reconcile net income
      to net cash (used in)
        provided by operating activities:
        Amortization                                         439,620           140,735           16,968
        Amortization of goodwill                              92,875            44,191           15,258
        Amortization of deferred contract                     29,142              -                -
        Amortization of deferred consulting fees             185,106              -                -
        Gain on investment                                 (237,578)              -                -
        Increase in accounts receivable                  (2,841,510)       (1,524,174)        (577,114)
        Increase in prepaid expenses                       (225,549)          (83,531)         (15,645)
        Increase in accounts payable                         925,060         1,058,432          317,281
        Increase in income taxes payable                      32,969            59,095           34,365
        Increase in deferred income taxes                     72,333              -                -
                                                          ----------        ----------         --------

    Total adjustments                                    (1,527,532)         (305,252)        (208,887)
                                                          ----------        ----------         --------

    Net cash provided by (used in) operating activities  (1,298,812)           45,938          (70,479)
                                                          ----------        ----------         --------
Cash flows from investing activities:
    Purchase of capital assets                             (907,074)         (638,867)         (44,739)
    Purchase of other assets                               (942,087)                -               733
    Cash payment for subsidiaries                        (1,985,732)         (485,085)        (140,028)
    Acquisition of shares in non-related company           (236,819)         (134,853)               -
                                                          ----------        ----------         --------

    Net cash used in investing activities                (4,071,712)       (1,258,805)        (184,034)
                                                          ----------        ----------         --------
Cash flows from financing activities:
    Cash (paid) received on notes payable                   (65,569)         (101,140)          108,350
    Cash (paid) received on long-term debt                 (241,495)           818,942           23,837
    Proceeds from issuance of common stock                 4,281,804           570,513             -
    Proceeds from issuance of preferred stock              1,119,186              -                -
    Cash (paid) received from stockholders                      -              (47,985)          21,716
    Cash paid for deferred charges                              -             (606,300)            -
    Increase in bank indebtedness                          2,016,000           569,592           96,601
                                                          ----------        ----------         --------

    Net cash provided by financing activities              7,109,926         1,203,622          250,504
                                                          ----------        ----------         --------

Effect of foreign currency exchange rate changes              51,219             (615)            8,126
                                                          ----------        ----------         --------

Net increase (decrease) in cash and cash equivalents       1,790,621           (9,860)            4,117
Cash and cash equivalents
    -  Beginning of year                                        -                9,860            5,743
                                                          ----------        ----------         --------
    -  End of year                                         1,790,621              -               9,860
                                                          ----------        ----------         --------

Interest paid                                                325,952           113,102            6,491
                                                          ==========        ==========         ========

Income taxes paid                                               -                 -                -
                                                          ==========        ==========         ========


        The accompanying notes are an integral part of these consolidated financial statements.

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a) Change of Name

      The company changed its name to Thinkpath.com Inc. on February 24, 2000.

   b) Principal Business Activities

      Thinkpath.com Inc. is an information technology staffing company, which along with its subsidiaries Systemsearch Consulting Services Inc., International Career Specialists Ltd., Cad Cam Inc., Cad Cam of Michigan Inc., Cad Cam Integrated Manufacturing Services Inc. and Cad Cam Technical Services Inc., specializes in placing information technology personnel on both a contract and permanent basis.

   c) Basis of consolidated financial statement presentation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. All significant inter-company accounts have been eliminated. All of the acquisitions have been accounted for using the purchase method.

   d) Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, amounts to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

   e) Other Financial Instruments

      The carrying amount of the company's other financial instruments approximate fair value because of the short maturity of these instruments or the current nature of interest rates borne by these instruments.

   f) Long-Term Financial Instruments

      The fair value of each of the company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company's current borrowing rate for similar instruments of comparable maturity would be.

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

   g) Capital Assets

      Property and equipment are recorded at cost and are amortized over the estimated useful lives of the assets principally using the declining balance method.

      The company's policy is to record leases, which transfer substantially all benefits and risks incidental to ownership of property, as acquisition of assets and to record the 0curences of corresponding obligations as long-term liabilities. Obligation under capital leases are reduced by rental payments net of imputed interest.

   h) Net Income and Fully Diluted Net Income Per Weighted Average Common Stock

      Net income per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding during the year.

      Fully diluted net income per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding during the year, assuming that all convertible preferred stock, stock options and warrants as described in note 12 were converted or exercised. Stock options which are anti-dilutive are not included in the calculation of fully diluted net income per weighted average common stock.

   i) Work in Progress

      Work in progress is valued at the lower of cost and the net realizable value of the services rendered.

   j) Revenue

      Revenue from contract placements is recognized as services are performed. Revenue from permanent placements are recognized upon commencement of employment.

   k) Goodwill

      Goodwill representing the cost in excess of the fair value of net assets acquired is being amortized on a straight-line basis over a thirty year period. The Company calculates the recoverability of goodwill on a quarterly basis by reference to estimated undiscounted future cash flows.

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

   l) Income Taxes

      The company accounts for income tax under the provision of Statement of Financial Accounting Standards No. 109, which requires recognition at deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

   m) Foreign Currency Translation

      The translation of the consolidated financial statements from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates or at any other rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in stockholders' equity.

   n) Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principals in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known.

   o) Long-Lived Assets

      On January 1, 1996, the company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for long-Lived Assets to be Disposed of SFAS No. 21 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

   p) Comprehensive Income

      In 1999, the company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income". This standard requires companies to disclose comprehensive income in their financial statements. In additional to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as the changes in unrealised appreciation (depreciation) of securities and foreign currency translation adjustments.

   q) Accounting for Stock-Based Compensation

      In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduces the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules continued in Accounting Principles Board Option No. 25, Accounting for stock issued to employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclosed Performa net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 31, 1995. The company has adopted the disclosure provisions of SFAS No. 123.


2. ACQUISITIONS

   Systemsearch Consulting Services Inc. was acquired on January 2, 1997 for $391,313. This amount was paid by the issuance of common stock and a cash payment of $97,828. The purchase has been reflected as follows:

    Consideration                                                    $ 391,313
    Assumption of net liabilities                                       57,321
                                                                     ---------
    Goodwill                                                         $ 448,634
                                                                     =========

   International Career Specialists Ltd. Was acquired on January 1, 1998 for $652,188. This amount was paid by the issuance of common stock and a cash payment of $326,094. The purchase was reflected as follows:

   Consideration                                                     $ 652,188
   Assumption of net liabilities                                       198,409
                                                                     ---------
   Goodwill                                                          $ 850,597
                                                                     =========

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



2. ACQUISITIONS (cont'd)

   The assets of Southport Consulting Company, a New Jersey corporation were acquired by Thinkpath.com Inc. in a transaction effective October 31, 1998. The consideration for the acquisition was as follows:

   Cash                                                              $  50,000
   Shares                                                              200,000
                                                                     ---------
                                                                     $ 250,000
                                                                     =========
   The assets acquired are valued as follows:

   Software                                                          $ 130,000
   Office furniture and equipment                                       20,000
   Other assets                                                        100,000
                                                                     ---------
                                                                     $ 250,000
                                                                     =========


   Cad Cam Inc. and its subsidiaries Cad Cam of Michigan Inc., Cad Cam Technical Services Inc., and Cad Cam Integrated Systems Inc. was acquired on September 16, 1999 for $6,000,000. This amount was paid as follows: $2,000,000 paid in cash and $500,000 in common stock on the date of closing. The balance consists of three notes payable totalling $2,500,000 (note 10) and $1,000,000 in the form of common stock to be issued with the final note payable (note
   11).

   The assets acquired are valued as follows:

   Current assets                                                  $ 2,468,029
   Fixed assets                                                      2,267,539
   Other assets                                                        817,004
   Liabilities assumed                                              (5,071,430)
   Consideration                                                    (6,000,000)
                                                                   -----------
   Goodwill                                                        $ 5,518,858
                                                                   ===========

3. SHORT-TERM INVESTMENTS

   In September 1998, Thinkpath.com Inc. was issued 95,000 common stock of Fax Forward Inc., a public company trading on the Bermuda Stock Exchange, in lieu of $130,438 receivable owing to them. Thinkpath.com Inc. has the option of selling these shares on the open market after June 2000. This is considered to be a short-term investment and is currently being reflected at $4.00 per share, the market value at December 31, 1999.

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



4. ACCOUNTS RECEIVABLE
                                                      1999            1998
                                                      $               $

   Accounts receivable                               5,528,485       2,217,392
   Less: Allowance for doubtful accounts              (632,962)        (32,609)
                                                     ---------       ---------
                                                     4,895,523       2,184,783
                                                     =========       =========

5. CAPITAL ASSETS

                                                               1999                               1998
                                     ------------------------------------------------    -------------
                                                       Accumulated
                                              Cost     Amortization               Net              Net
                                              ----     ------------               ---              ---
                                                 $                $                 $                $
   Furniture and equipment                 484,691          211,324           273,367          175,133
   Computer equipment
        and software                     4,503,138        2,231,383         2,271,755          273,276
   Software database                        15,235            5,144            10,091            8,968
   Website development                      76,983           12,265            64,718            2,675
   Leasehold improvements                  384,697           49,307           335,390            4,737
                                         ---------        ---------         ---------          -------

                                         5,464,744        2,509,423         2,955,321          464,789
                                         =========        =========         =========          =======

   Assets under capital lease              511,197          126,471           384,726          260,753
                                         =========        =========         =========          =======


   Amortization for the year amounted to $439,620 ($140,735 in 1998). Amortization includes amortization of assets under capital lease of $120,434 ($40,539 in 1998).

6. GOODWILL

   Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the following companies: Systemsearch Consulting Services Inc., International Career Specialists Inc. and Cad Cam Inc.
                                                      1999              1998
                                                        $                 $

   Cost                                             7,141,404        1,389,123
        Accumulated amortization                      155,968           56,520
                                                    ---------        ---------
   Net                                              6,985,436        1,332,603
                                                    =========        =========

        Amortization for the year                      92,875           44,191
                                                    =========        =========

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



 7. DUE FROM RELATED PARTY

    Amounts due from related party are unsecured, bear interest at 7%, have no specific terms of repayment and are not expected to be repaid prior to January 1, 2001.


 8. OTHER ASSETS
                                                             1999         1998
                                                               $            $

    Deferred development cost - Global Tool Set           652,291       61,773
    Deferred financing costs                               39,514      586,450
    Deferred contract (net of accumulated amortization
         of $30,000)                                      210,000           -
    Deferred consulting fees (net of accumulated
        amortization of $190,570)                         190,556           -
    Cash surrender value of life insurance                123,750           -
                                                        ---------      -------
                                                        1,216,111      648,223
                                                        =========      =======


    Amortization for the year amounted to $220,570 ($nil in 1998).


 9. BANK INDEBTEDNESS

The companies have available lines of credit to a maximum of $1,400,000, which bears interest at Canadian prime plus 1.5% per annum and are secured by a general assignment of book debts, a general security agreement and guarantees and postponements of claims by various affiliated companies. The company has available another line of credit through a subsidiary, with a limit of $5,000,000 with interest at the banks prime rate. It is secured by a general security agreement. The company's average interest rate on short-term borrowings was 8%.


10. LONG-TERM DEBT

                                                                           1999                1998
                                                                             $                   $
    a) Included therein:

       A Business Development Bank of Canada ("BDC") loan secured by a general security agreement, payable in 52 equal monthly payments of $3,464 plus interest of 11%. In addition Thinkpath.com Inc.
       shall pay interest monthly by way of royalty of 0.018% per annum
       of Thinkpath.com Inc.'s projected annual gross sales               176,678             195,656

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)


10. LONG-TERM DEBT (cont'd)

                                                                            1999                1998
                                                                              $                   $


    a) Balance forward                                                    176,678             195,656

       A BDC loan, secured by a general security agreement, payable in
       43 equal monthly payments of $4,619 plus interest at the BDC base rate plus 4% per annum. Currently the interest rate is
       12.50%. In addition Thinkpath.com Inc. shall pay interest
       monthly by way of a royalty of 0.0426% per annum of
       Thinkpath.com Inc.'s projected annual gross sales                  203,248             243,496

       A BDC loan,  secured by a general security agreement,
       payable in 44 monthly payments of $3,464 plus interest
       at the BDC base rate plus 4% per annum.  Currently, the
       interest rate is 12.50%.  In addition Thinkpath.com Inc. shall pay interest monthly by way of royalty of 0.0198% per
       annum of its projected gross annual sales                          152,428             182,613

       A BDC loan, secured by a general security agreement, payable in
       19 remaining monthly payments of $693 plus interest at the BDC operational interest rate prime plus 3%, per annum.
       Currently, the interest rate is 13.50%                              13,164              20,218

       A BDC loan, secured by a general security agreement,
       payable in 11 remaining monthly payments of $693 plus
       interest at the BDC base rate plus 3% per annum. Currently,
       the interest rate is 11.50%                                          7,621              15,000

       Various capital leases with various payment terms and
       interest rates                                                     287,777             189,696
                                                                         --------            --------

                                                                          840,916             846,679

       Less: Current portion                                              278,790             218,251
                                                                         --------            --------
                                                                          562,126             628,428
                                                                         ========            ========

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



10. LONG-TERM DEBT (cont'd)

    b) Future principal payments obligations are as follows:

       2000                                                   $ 278,790
       2001                                                     231,800
       2002                                                     200,400
       2003                                                     116,835
       2004                                                      13,091
                                                              ---------
                                                              $ 840,916
                                                              =========


    c) Interest expense with respect to the long-term debt amounted to $132,125 ($60,317 in 1998).

    d) Pursuant to the BDC loan agreement, BDC has the option to acquire 22,125 common stock for an aggregate consideration of $1. The fair market value of these shares at the time of issuance was $62,393 ($2.82 share). The imputed discount on these options is being amortized over the term of the loan as interest.


11. NOTE PAYABLE

    As part of the purchase of Cad Cam Inc., Thinkpath.com Inc. owes the following amounts:


                                                                             1999                1998
                                                                               $                   $

    Notes payable, unsecured, bearing interest at prime plus 0.5%        2,450,000                 -
    Less:  Current portion                                              (1,300,000)                -
                                                                        ----------            ------
                                                                         1,150,000                 -
                                                                        ==========            ======


    First note payable was issued on the closing date of the Cad Cam Inc. acquisition, in the amount of $1,000,000. $50,000 of this note was paid during the year, with interest of $17,500. This note is to be repaid in 20 quarterly instalments, with interest at prime plus 0.5%.

    The second note payable was issued on the closing date of the Cad Cam Inc. acquisition, in the amount of $500,000. This is to be repaid in 20 quarterly instalments, with interest at prime plus 0.5%.

    The third note payable was issued on the closing date of Cad Cam Inc. acquisition in the amount of $1,000,000. This will be paid in quarterly instalments of $250,000, plus accrued interest, during 2000.

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



12. CAPITAL STOCK

    a) Authorized

       15,000,000   Common stock, no par value
        1,000,000   Preferred stock, issuable in series, rights to be determined by the Board of Directors

    b) Issued

                                                                      1999                1998

                                                                       $                   $
        3,088,642   Common stock (1,717,875 in 1998)              6,236,156           1,448,368
           15,000   Preferred stock                               1,152,142                   -
                       Common stock payable                       1,000,000                   -
                                                                  ---------           ---------
                                                                  8,388,298           1,448,368
                                                                  =========           =========


       On January 2, 1997, 288,010 common stock was issued in conjunction with the acquisition of Systemsearch Consulting Services Inc. with a carrying value of $328,323.

       On January 1, 1998, 130,914 common stock was issued in conjunction with the acquisition of International Career Specialists Ltd. with a carrying value of $349,528.

       A private placement of 196,370 common stock was completed in March 1998 yielding proceeds of $423,639. Included in the purchasers were some employees and directors.

       A second placement of 85,094 common stock was completed in April 1998 yielding proceeds of $216,814. Included in the purchasers were some employees and directors.

       In April of 1998, the company redeemed 43,637 common stock for $69,940.

       On August 6, 1998, the company split its stock. The result of the split converted the outstanding common stock from 1,281,667 to 1,667,875 shares a 1:1.3 split. The number of common stock indicated above have been retroactively restated in all periods to reflect the stock split on August 6, 1998.

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



12. CAPITAL STOCK (cont'd)

    b) Issued (cont'd)

       On October 31, 1998, the company issued 40,000 common stock in the acquisition of the assets of Southport Inc. The cost of these shares was $200,000.

       On June 8, 1999, the company was successful in its Initial Public Offering. 1,100,000 common stock were issued at an issuance price of $5.00 per share. Net proceeds received, after all costs was $3,442,683. The company trades on Nasdaq under the trading symbol "THTH", and on the Boston Stock Exchange under the trading symbol "THP". As part of the Initial Public Offering, the underwriters exercised the over-allotment, resulting in 107,000 common stock being issued for net proceeds of $465,000. Deferred costs of $1,351,365, which were incurred as part of the completion of the Initial Public Offering have been applied against the proceeds raised by the offering, and are included in the net proceeds.

       On June 30, 1999, 163,767 common stock were issued in conjunction with the acquisition of Cad Cam Inc., with a carrying value of $500,000.

       The common stock payable represents the final payment for Cad Cam Inc. Common stock of Thinkpath.com Inc. will be issued at the prevailing market rate at time of issuance for a total value of $1,000,000. If common stock payable were to be converted at December 31, 1999 the number of common stock to be issued would be 333,333.

    c) Preferred Stock

        On December 30, 1999, 15,000 shares of series A, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $1,500,000. The preferred stock are convertible into common stock at the option of the holders under certain conditions, at any time after the effective date of the registration statement (see note 19). The conversion price will be based on the trading price at December 30, 1999 or 80% of the average of the ten trading days immediately preceding the conversion of the respective shares of Series A, preferred stock. The stockholders of the Series A, 8% cumulative, convertible stock are entitled to receive preferential cumulative quarterly dividends in cash or shares at a rate of 8% simple interest per annum on the stated value per share.

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



12. CAPITAL STOCK (cont'd)

    c) Preferred Stock (cont'd)

       The preferred stockholder may exercise their right to conversion only if the aggregate stated value of all shares of Series A, 8% cumulative, convertible, preferred stock is less than $5,000.

       At any time after the effective date of the registration statement, Thinkpath.com Inc. has the option to redeem any or all of the shares of Series A, 8% cumulative, convertible, preferred stock by paying to the holders a sum of money equal to 135% of the stated value of the aggregate of the shares being redeemed if the conversion price is less than $2.

       Thinkpath.com Inc. holds the option to cause the investors in the December 30, 1999 placement offering to purchase an additional $500,000 worth of Series A, 8% cumulative, convertible, preferred stock upon the same terms as described above.

       As part of the Cad Cam Inc. and the Object Arts Inc. acquisitions 60,000 common stock will be issued to a related party in lieu of payment for services rendered. This common stock will be issued at the prevailing market rate on date of issuance.

       Subsequent to year-end 50,000 common stock were issued to a non-related individual as part of the Cad Cam Inc. acquisition cost.

       Subsequent to year-end 14,254 common stock were issued in a private placement.

    d) Warrants

       On December 30, 1999, 475,000 warrants were issued in conjunction with the private placement of the Series A, preferred stock. They are exercisable at any time and in any amount until December 30, 2004 at a purchase price of $3.24 per share.

       In connection with the Initial Public Offering, the underwriters received 100,000 warrants.

    e) Stock Options

       The company has outstanding stock options issued in conjunction with its long-term financing agreements for 22,125 common stock (see note 10) and additional options issued to a previous employee of the Company for 200,000 shares exercisable at $2.10.

       An additional 250,000 options to purchase shares of the Company were issued to related parties. The options are exercisable at the issue price of common stock in the Initial Public Offering.

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)


12. CAPITAL STOCK (cont'd)

    e) Stock Options (cont'd)

       In connection with the acquisition of Cad Cam Inc. 100,000 options to purchase shares of the Company will be delivered in quarterly instalments, starting January 1, 2000. Each option will entitle the holder thereof to purchase one common stock of the company. The first 25,000 options shall have an exercise price of $3.25 per common stock, and can be exercised at any time during the period up until December 31, 2000. The second 25,000 options shall have an exercise price equal to the lowest trading price of the Companys' shares during the period between January 1, 2000 and March 31, 2000. The third 25,000 options shall have an exercise price equal to the lowest trading price of the Company's shares during the period between March 31, 2000 and June 30, 2000. The final 25,000 options have an exercise price equal to the lowest trading price of the Company's shares during the period between June 30, 2000 and September 30, 2000.

       In July 1999, the directors of the company adopted and the stockholders approved the adoption of the company's 1998 Stock Option Plan.

       The plan will be administrated by the Compensation Committee or the Board of Directors, which will determine among other things, those individuals who shall receive options, the time period during which the options may be partially of fully exercised, the number of common stock issuable upon the exercise of the options and the option exercise price.

       The plan is effective for a period for ten years, expiring in 2008. Options to acquire 435,000 common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the company. Options granted under the plan may be exercisable for up to ten years, generally require a minimum two year vesting period, and shall be at an exercise price all as determined by the Board of Directors, provided that the exercise price of any options may not be less than the fair market value of the common stock on the date of the grant. Options are non-transferable, and are exercisable only by the participant (or by his or her guardian of legal representative) during his or her lifetime or by his or her legal representatives following death.

       If a participant ceases affiliation with the company by reason of death, permanent disability or retirement at or after age 65, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant 90 days to exercise the option, except for termination for cause which results in immediate termination of the option.

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



12. CAPITAL STOCK (cont'd)

    e) Stock Options (cont'd)

       Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the company become available again for issuance under the plan, subject to applicable securities regulation.

       The plan may be terminated or amended at any time by the Board of Directors, except that the number of common stock reserved for issuance upon the exercise of options granted under the plan may not be increased without the consent of the stockholders of the company.

                                                                     Options
                                                                     -------
        Options outstanding at January 1, 1999                       222,125

        Options granted to key employees and directors               685,100
                                                                     -------
        Options outstanding at December 31, 1999                     907,225
                                                                     =======


       As all options granted are exercisable between $2.10 and fair market value, which either approximates the grant-date fair value of the options or is greater than the grant-date fair value of the options granted. No stock-based compensation has been recognized for these options.


13. DEFERRED INCOME TAXES AND INCOME TAXES

    a) Deferred Income Taxes

       The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:


                                                          1999              1998               1997
                                                           $                  $                 $
       Accounting amortization in excess of tax
           amortization                                (199,317)               -                 -
       Losses available to offset future income
           taxes                                         339,429               -                 -
       Share issue costs                                 372,948               -                 -
       Adjustment cash to accrual method               (620,532)               -                 -
                                                       --------         --------          --------
                                                       (107,472)               -                 -
                                                       ========         ========          ========

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



13. DEFERRED INCOME TAXES AND INCOME TAXES (cont'd)

    a) Deferred Income Taxes (cont'd)

       As part of the acquisition of Cad Cam Inc., there was a change of control which resulted in Cad Cam Inc. being required to change from the cash method to the accrual method of accounting for income taxes. At December 31, 1999 the company has non-capital losses available for carry-forward of $998,320.


    b) Current Income Taxes

       Current income taxes consist of:

                                                            1999               1998              1997
                                                              $                  $                 $
       Amount calculated at Federal and
          Provincial statutory rates                     119,537            115,471            70,702
                                                         -------            -------          --------
       Increase (decrease) resulting from:
          Permanent differences                           11,579             10,407             2,714
          Timing differences                              51,295             (1,471)              (29)
          Other differences                                   -              (9,086)          (18,266)
          Loss carried back applied                      (69,597)                 -                 -
                                                         -------            -------          --------
                                                          (6,723)              (150)          (15,581)
                                                         -------            -------          --------
       Current income taxes                              112,814            115,321            55,121
                                                         =======            =======          ========


14. COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:

                                                             1999               1998              1997
                                                              $                  $                 $
     Net income                                             228,720            351,190           138,408
     Other comprehensive loss                               116,885           (120,893)          (18,192)
                                                            -------           --------           -------
     Comprehensive income                                   345,605            230,297           120,216
                                                            =======           ========           =======

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



14. COMPREHENSIVE INCOME (cont'd)

    The components of accumulated other comprehensive income
         (loss) are as follows:

    Accumulated other comprehensive income, December 31, 1997        $ (18,133)
    Foreign currency translation adjustments for the year ended
         December 31, 1998                                            (120,893)
                                                                     ---------

    Accumulated other comprehensive losses, December 31, 1998         (139,026)

    Foreign currency translation adjustments for the year ended
         December 31, 1999                                             116,885
                                                                     ---------

    Accumulated other comprehensive losses December 31, 1999         $ (22,141)
                                                                     =========

    The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.


15. SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    Thinkpath.com Inc. acquired all the capital stock of Cad Cam Inc. for $6,000,000. The acquisition was funded as follows:

     Fair Value of Assets acquired                                 $ 5,552,572
     Liabilities assumed                                            (5,071,430)
     Goodwill                                                        5,518,858
     Cash paid for Capital Stock                                    (2,000,000)
     Note Payable and Common Stock Payable                          (3,500,000)
     Common Stock Issued                                              (500,000)
                                                                   -----------
                                                                         -
                                                                   ===========

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)


16. TRANSACTIONS WITH RELATED COMPANIES

    During 1999, Thinkpath.com Inc. charged its subsidiaries a one-time set-up fee, and has continued to charge maintenance fees for the use of Global Tool Set. These transactions have been eliminated upon consolidation. Any set-up charges prior to the acquisition of Cad Cam Inc. are reflected as part of the purchase price adjustment calculation.

    Thinkpath.com Inc. has entered into a consulting agreement with a company, whereby this company performs all tasks related to mergers, acquisitions and the securing of financing. The company receives 3% of gross proceeds. In connection with the placement of the Series A, 8% cumulative, convertible, preferred stock, and for other services rendered the said company received $69,000. The managing director of this company is also CFO of Thinkpath.com Inc.


17. LEASE COMMITMENTS

    Minimum payments under operating leases for premises occupied by the & company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, for the fiscal year end of December 31 for the next five years are as follows:

    2000                                                            $ 832,301
    2001                                                              587,881
    2002                                                              375,699
    2003                                                              185,393
    2004                                                              156,222
    Thereafter                                                        455,648
                                                                   ----------
                                                                   $2,593,144
                                                                   ==========


18. SEGMENTED INFORMATION

    a) Sales by Geographic Area
                                            1999            1998          1997
                                              $               $             $

       Canada                         13,860,284      11,877,432     4,503,642
       United States of America        5,962,577         625,128       200,699
                                      ----------      ----------     ---------
                                      19,822,861      12,502,560     4,704,341
                                      ==========      ==========     =========

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



18. SEGMENTED INFORMATION (cont'd)


    b) Net Income by Geographic Area

       The company's accounting records do not readily provide information on net income by geographic area. Management is of the opinion that the proportion of net income based principally on sales, presented below, would fairly present the results of operations by geographic area.


                                            1999            1998          1997
                                              $               $             $

       Canada                           (179,220)        333,630       131,822
       United States of America          407,940          17,560         6,586
                                      ----------       ---------     ---------
                                         228,720         351,190       138,408
                                      ==========       =========     =========


    c) Identifiable Assets by Geographic Area

                                         1999             1998          1997
                                              $               $             $

       Canada                          7,271,740       4,848,777     1,274,215
       United States                  11,842,026              -             -
                                      ----------       ---------     ---------
                                      19,113,766       4,848,777     1,274,215
                                      ==========       =========     =========


    d) Revenues from Major Customers

       The consolidated entity had the following revenues from major customers:

       1999
       ----

       No single customer consisted of more than 10% of the revenues.

       One customer comprises 13% of the accounts receivable as of December 31, 1999.

       1998
       ----

       No single customer consisted of more than 10% of the revenues.

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)


18. SEGMENTED INFORMATION (cont'd)


    e) Purchases from Major Suppliers

       There were no significant purchases from major suppliers.


19. SUBSEQUENT EVENTS

     a) Subsequent to year-end, Thinkpath.com Inc. entered into a merger and acquisition agreement with Object Arts Inc. and its subsidiary Object Arts (US) Inc. Object Arts (US) Inc., was merged with IT Staffing New York Ltd., an inactive subsidiary of Thinkpath.com Inc. The purchase price consists of Thinkpath.com Inc. issuing 527,260 common stock at a purchase price equal to $3.75 per common stock. The effective date of the acquisition is January 1, 2000. As part of the Object Arts Inc. acquisition, 228,242 common stock, with an aggregate value of $837,157 were issued on the conversion of a long-term debt obligation.

     b) The company has signed a number of letters of intent and expressions of interest with corporations operating in various cities in the North America. At this time, due to confidentiality agreements, the company is not at liberty to disclose the identity or terms and conditions of these acquisitions.

     c) The company has signed a letter of intent with Micro Tech Professionals Inc., to purchase 100% of the common stock of Micro Tech Professionals for a maximum amount of $2,500,000, subject to specific performance criteria being met, in a combination of cash, note payable and shares.

     d) Subsequent to year-end, Thinkpath.com Inc. entered into an agreement with Deloitte & Touche Corporate Finance Inc. to structure and arrange $5,000,000 through a private placement. If the financing is successful, $4,000,000 will be used for marketing and support of the company's new internet-based, interactive recruiting platform, and $1,000,000 will be used for working capital purposes.

     e) Subsequent to year-end, Thinkpath.com Inc. entered into an agreement with J.P. Turner & Company, L.L.C. ("JPT") for a public offering to be underwritten or co-managed. Each unit of the offering shall consist of one (1) share of the Company's common stock par value $0.0001 and one (1) common stock purchase warrant for the purchase of one (1) share of common stock. The offering is expected to equal and approximate maximum aggregate offering price of $10,000,000 and $15,000,000. In addition, the Company will grant the underwriters an option to purchase, within forty-five days after the effective date, up to an additional 15% of the units offered to the public, to cover over-allotments.

     f) Subsequent to year-end a form SB-2 was filed for the offering of the Series A 8% cumulative, convertible preferred stock. The date of the registration statement is February 25, 2000. As of the date of this report, the registration statement had not yet been finalized.

THINKPATH.COM INC.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



20. EARNINGS PER SHARE

    The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

                                                             1999        1998
                                                              $           $

    Average common stock outstanding                     2,471,758   1,684,542
    Average common stock issuable                          212,063     222,125
                                                         ---------   ---------

    Average common stock outstanding assuming dilution   2,683,821   1,906,667
                                                         =========   =========


    Some of the outstanding options were not included in the computation of the fully diluted earnings per common share as there was either no fixed exercise price or the exercise price was greater than the average market price of the common stock during the year.

21. FINANCIAL INSTRUMENTS

     a) Credit Risk Management

        The company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit limits. In some cases, the company requires bank letters of credit or subscribes to credit insurance.

     b) Concentration of Credit Risk

        The company does not believe it is subject to any significant concentration of credit risk. Cash and short-term investments are in place with major financial institutions, North American Government, and major corporations.

     c) Interest Risk

        The long-term debt bears interest rates that approximate the interest rates of similar loans. Consequently, the long-term debt risk exposure is minimal.

THINKPATH.COM INC.
Notes to Consolidated Financial Information
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



21. FINANCIAL INSTRUMENTS (cont'd)

     d) Fair Value of Financial Instruments

        The carrying value of the accounts receivable, short-term investment, bank indebtedness, and accounts payable on acquisition of subsidiary company approximates the fair value because of the short-term maturities on these items.

        The carrying amount of the long-term assets approximates the fair value of these assets.

        The fair value of the Company's long-term debt is estimated on the quoted market prices for the same or similar debt instruments. The fair value of the long-term debt approximates the carrying value.


22. CONTINGENCIES

        The Company is party to various lawsuits arising from the normal course of business. In management's opinion, the litigation will not materiality affect the company's financial position, results of operations or cash flows. No provision has been recorded in the accounts for possible losses or gains. Should any expenditures be incurred by the company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.


23. COMPARATIVE FIGURES

        Certain figures in the 1998 financial statements have been reclassified to conform with the basis of presentation used in 1999.


24. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

        The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

THINKPATH.COM INC.
Notes to Consolidated Financial Information
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



25. PROFORMA FINANCIAL INFORMATION

    The following pro-forma summary of operations summarizes, as at December 31, 1999, the results of operations as if the acquisitions of Object Arts Inc. (see note 19) and Cad Cam Inc. (see note 2) had occurred January 1, 1999:


    REVENUE                                                        $ 42,710,997

         Cost of Services                                            27,906,215
                                                                   ------------
                                                                     14,804,782
                                                                   ------------
    EXPENSES

         Administrative                                               7,521,858
         Selling                                                      5,694,797
         Financial                                                      847,442
         Amortization                                                   875,799
         Goodwill amortization                                          316,908
                                                                   ------------
                                                                     15,256,804
                                                                   ------------
    NET LOSS                                                       $   (452,022)
                                                                   ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no changes in or disagreements with its Accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

       The officers and directors of ThinkPath, and further information concerning them, are as follows:


Name                     Age   Position
----                     ---   --------
Declan A. French         55    Chairman of the Board of Directors and
                               Chief Executive Officer

Thomas E. Shoup          48    President and Chief Operating Officer

Tony French              27    Executive Vice President

Lloyd MacLean            47    Chief Financial Officer and Director

Kelly Hankinson          30    Vice President, Finance and Administration and
                               Group Controller

Roger W. Walters         59    Executive Vice President, U.S. Operations and
                               Director

John R. Wilson           46    President - Systemsearch Consulting Services Inc.

John A. Irwin            47    President - International Career Specialist Ltd.

Marilyn Sinclair         42    Vice President, President - Object Arts Inc. and
                               Director Elect

William J. Neill         48    Director

John Dunne               56    Director

James Reddy              60    Director

Anthony P. van Marken    35    Director

         Each director is elected for a period of one year at our annual meeting of shareholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Directors may be re-elected annually without limitation. Officers are appointed by, and serve at the discretion of, our Board of Directors. Our directors do not presently receive any compensation for their services as directors' but it is contemplated that directors will be granted options pursuant to our 1998 Stock Option Plan. In addition, until June 1, 2002, Strasbourger Pearson Tulcin Wolff Incorporated, the managing underwriter for our June 1, 1999 initial public offering, shall have the right, at its option, to designate one director or observer to our Board of Directors, which director shall be reasonably acceptable to our Board of Directors.

         Set forth below is a biographical description of each of our directors and executive officers based on information supplied by each of them.

         Declan A. French has served as our Chairman of the Board of Directors, President and Chief Executive Officer since ThinkPath's inception in February 1994. Prior to founding ThinkPath, Mr. French was President and Chief Executive Officer of TEC Partners Ltd., an information technology recruiting firm in Toronto, Canada. Mr. French has a diploma in Psychology and Philosophy from the University of St. Thomas in Rome, Italy.

         Thomas E. Shoup has served as our President and Chief Operating Officer since September 16, 1999, the date ThinkPath acquired Cad Cam, Inc. Mr. Shoup served as Vice President of Cad Cam, Inc. from April 1996 to September 1999. Prior to joining Cad Cam, Inc. Mr. Shoup served in the United States Air Force for 22 years earning several service awards.

         Tony French has served as our Executive Vice President since September 1999. Prior to becoming Executive Vice President, Mr. French served as our Vice President of Sales since ThinkPath's inception in February 1994.

         Lloyd MacLean has served as our Chief Financial Officer since September 1997. Mr. MacLean is the sole officer and director of Globe Capital Corporation. From 1996 to 1997, Mr. MacLean was Vice-President and Chief Financial Officer of ING Direct Bank of Canada. From 1994 until 1996, he was Vice-President and Chief Financial Officer of North American Trust, Inc., where he also served as a Vice President from 1990 until 1994. Mr. MacLean has an MBA from Harvard University and is a member of the Canadian Institute of Chartered Accountants.

         Kelly Hankinson has served as our Vice President, Finance and Administration and Group Controller since May 1999. Ms. Hankinson served as our Controller from February 1994 to May 1999. Ms. Hankinson has a Masters Degree and a Bachelors Degree from York University.

         Roger W. Walters has served on our Board of Directors and as Executive Vice President of U.S. Operations since September 16, 1999, the date ThinkPath acquired Cad Cam, Inc. Mr. Walters served as President of Cad Cam, Inc. since 1988 and was its majority shareholder prior to its sale to ThinkPath in September 16, 1999. Mr. Walter has a masters degree in Mechanical Engineering. Mr. Walters is a member of our Operations Committee.

         John R. Wilson has served as President of Systemsearch Consulting Services Inc. since 1982 and was its sole shareholder prior to its sale to ThinkPath in April 1998. Mr. Wilson is a member of our Operations Committee.

         John A. Irwin has served as President of International Career Specialists Ltd. since 1980 and was its sole shareholder prior to its sale to ThinkPath in May 1998. Mr. Irwin has a degree in Computer Programming from Cambridge College of Arts and Technology. Mr. Irwin is a member of our Operations Committee.

         Marilyn Sinclair has served as our Vice President and President - Object Arts since January 1, 2000, the date ThinkPath acquired Object Arts, Inc. Ms. Sinclair served as the president of Object Arts Inc. since 1993. Ms. Sinclair has over 8 years experience in the technical training industry, with a strong background in management and human resources. In 19997, MS. Sinclair was chosen as runner-up for the Canadian Woman Entrepreneur of the Year award.

         William J. Neill has served on our Board of Directors since June 1998. Mr. Neill has served as Publisher and Chief Executive Officer of the Financial Post since October 1997. From 1996 until 1997, Mr. -Neill was Publisher of the Ottawa Sun. From 1993 until 1996, he was a Vice-President of the Financial Post. Mr. Neill has an MBA from Queens University in Kingston, Ontario.

         John Dunne has served on our Board of Directors since June 1998. Mr. Dunne has been Chairman and Chief Executive Officer of the Great Atlantic & Pacific Company of Canada, Ltd. since August 1997, where he also served as President and Chief Operating Officer from September 1996 until August 1997. From November 1995 until September 1996, Mr. Dunne was Chairman and Chief Executive Officer of Food Basics Ltd. Prior to that, he had served as Vice Chairman and Chief Merchandising Officer of Great Atlantic & Pacific Company of Canada, Ltd.

         James Reddy has served on our Board of Directors of Directors since June 1998. Mr. Reddy has served as Chief Financial Officer of Gemstar Communications, Inc. since July 1998. From July 1997 to July 1998, Mr. Reddy was an independent management consultant. He is a member of the Canadian Institute of Chartered Accountants. From 1989 to 1997, he was employed by DFI Securities, Inc., most recently as Chief Financial Officer.

         Anthony P. van Marken has served on our Board of Directors since October 1999. Mr. van Marken is Founder and President of van Marken Consulting Inc. which he founded in June 1999. Van Marken Consulting Inc. provides strategic advice to high-tech growth companies, venture capitalists and investors.

         Mr. van Marken worked at Architel Systems Corporation from July 1994 through June 1999. Mr. van Marken was appointed Vice President of Operations of Architel in July of 1994 and served as President and Chief Executive Officer from September 1995 through May 1999. Mr. van Marken served as Vice Chairman during June 1999 prior to leaving the Company.

         Prior to Achitel, Mr. van Marken worked for Andersen Consulting from July 1998 to June 1994 in South Africa and the United Kingdom. Mr. van Marken has experience in delivering complex systems integration projects in several industries. As a manager in the Telecommunications Industry Group in the U.K., Mr. van Marken worked with a variety of service providers in Europe helping them implement Business and Operational Support Systems. From 1985 to June 1998 Mr. van Markers worked as a software developer.

Committees of the Board

         In July 1998, our Board of Directors formalized the creation of a Compensation Committee, which is comprised of John Dunne, William J. Neill and Declan A. French. The Compensation Committee has (i) full power and authority to interpret the provisions of, and supervise the administration of, our 1998 Stock Option Plan and (ii) the authority to review all compensation matters relating to ThinkPath. The Compensation Committee has not yet met and has not yet formulated compensation policies for senior management and executive officers. However, it is anticipated that the Compensation Committee will develop a company-wide program covering all employees and that the goals of such program will be to attract, maintain, and motivate our employees. It is further anticipated that one of the aspects of the program will be to link an employee's compensation to his or her performance, and that the grant of stock options or other awards related to the price of the shares of our common stock will be used in order to make an employee's compensation consistent with shareholders' gains. It is expected that salaries will be set competitively relative to the information technology staffing industry and that individual experience and performance will be considered in setting salaries.

         In July, 1998, our Board of Directors also formalized the creation of an Audit Committee, which is comprised of two or more of our directors designated by a majority vote of our entire Board of Directors. A majority of the Audit Committee are directors who are not our officers and who are not and have not been employed by us or any of our affiliates. The Audit Committee currently consists of Lloyd MacLean, James Reddy and John Dunne and is charged with reviewing the following matters and advising and consulting with our entire Board of Directors with respect thereto: (i) the preparation of our annual financial statements in collaboration with our chartered accountants; (ii) annual review of our financial statements and annual report; and (iii) all contracts between us and our officers, directors and other of our affiliates. The Audit Committee, like most independent committees of public companies, does not have explicit authority to veto any actions of our entire Board of Directors relating to the foregoing or other matters; however, our senior management, recognizing their own fiduciary duty to ThinkPath and its stockholders, is committed not to take any action contrary to the recommendation of the Audit Committee in any matter within the scope of its review.

         We have established an Operations Committee in order for our officers to exchange information on industry trends and promote "best practices" among the offices. The head of each regional office and subsidiary will serve on the Executive Committee. Currently, the Executive Operations consists of Declan A. French, Thomas E. Shoup, Tony French, Roger W. Walters, John A. Irwin and John
R. Wilson.

Indemnification of Officers and Directors

         Our Bylaws provide that we shall indemnify to the fullest extent permitted by Canadian law our directors and officers (and former officers and directors). Such indemnification includes all costs and expenses and charges reasonably incurred in connection with the defense of any civil, criminal or administrative action or proceeding to which such person is made a party by reason of being or having been our officer or director if such person was substantially successful on the merits in his or her defense of the action and he or she acted honestly and in good faith with a view to our best interests, and if a criminal or administrative action that is enforced by a monetary penalty, such person had reasonable grounds to believe his or her conduct was lawful.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted our directors, officers and controlling persons and our underwriters pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses, incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person or by our underwriters in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Securities Act of 1933, as amended, and will be governed by the final adjudication of such issue.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by us during each of the last three fiscal years to the our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended December 31, 1999.

                           Summary Compensation Table


--------------------------------------------------------------------------------------------------------------------
          Name and                                                                                     Other
         Principal                          Annual                  Restricted                          Com-
          Position              Year        Salary        Bonus    Stock Awards    Options/SARs       Pensation
--------------------------------------------------------------------------------------------------------------------
Declan French,                1999          $97,900        -0-          -0-            -0-              8,342
Chief Executive Officer and   1998           97,900        -0-          -0-            -0-              8,342
Chairman of the Board         1997          104,275        -0-          -0-            -0-              8,342
                              1996          108,350        -0-          -0-            -0-              8,668
--------------------------------------------------------------------------------------------------------------------
John A. Irwin,                1999          102,000        -0-          -0-            -0-             94,149
President-Systemsearch        1998          130,580        -0-          -0-            -0-             35,888
Consulting Services Inc.      1997          139,034        -0-          -0-            -0-              8,342
                              1996            -0-          -0-          -0-            -0-               -0-
--------------------------------------------------------------------------------------------------------------------
John R. Wilson,               1999          81,600         -0-          -0-            -0-             76,915
President-International       1998          90,000         -0-          -0-            -0-             77,282
Career Specialists Ltd.       1997          83,420         -0-          -0-            -0-             20,855
                              1996          80,659         -0-          -0-            -0-             10,113
--------------------------------------------------------------------------------------------------------------------
Roger W. Walters,             1999          200,000        -0-          -0-            -0-               -0-
Executive Vice President,     1998          200,000        -0-          -0-            -0-               -0-
U.S. Operations. (1)          1997          200,000        -0-          -0-            -0-               -0-
                              1996          200,000        -0-          -0-            -0-               -0-
--------------------------------------------------------------------------------------------------------------------
Thomas E. Shoup,              1999          141,538        -0-          -0-            -0-               -0-
President and Chief           1998          129,231        -0-          -0-            -0-               -0-
Operating Officer (2)         1997          111,713        -0-          -0-            -0-               -0-
                              1996           55,658        -0-          -0-            -0-               -0-
--------------------------------------------------------------------------------------------------------------------

(1) This reflects the salary paid to Mr. Walters prior to our acquisition of Cad Cam, Inc. on September 16, 1999.
(2) This reflects the salary paid to Mr. Shoup prior to our acquisition of Cad Cam, Inc. on September 16, 1999.

Employment Agreements

         We have entered into an employment agreement with Declan A. French whereby he will serve as our Chairman of the Board and Chief Executive Officer for a period of two years commencing on June 1, 1999. Mr. French shall be paid a base salary of $98,000 and a bonus equal to (i) 2% of our gross profit, plus
(ii) for each fiscal year, 1% of the increase in revenue from the prior fiscal year. Mr. French's right to receive the latter portion of the bonus continues for one year beyond the termination of the employment agreement.

         On May 19, 1998, in connection with the acquisition of International Career Specialists Ltd., we entered into an employment agreement with John A. Irwin whereby he will serve as President of International Career Specialists Ltd. The employment agreement is for a term of three years commencing on January 1, 1998, the effective date of the acquisition of International Career Specialists Ltd. Mr. Irwin receives a salary of $131,000 plus a quarterly bonus of 2% of all permanent placement service revenue and 2% of the gross profit all contract services revenue.

         In February 1998, in connection with the acquisition of Systemsearch Consulting Services Inc., we entered into a three-year employment agreement with John R. Wilson whereby he will serve as President of Systemsearch Consulting Services Inc. at a salary of $120,000 per year. The agreement was effective as of January 2, 1997. Mr. Wilson receives a commission of 10% of the permanent placement revenue of Systemsearch Consulting Services Inc. Additionally, he receives $0.65 for every hour of contract services provided by information technology professionals placed by Systemsearch Consulting Services Inc,, provided that the gross margin on such hour exceeds $6.50. Pursuant to the agreement, Mr. Wilson will have control of the day-to-day management of Systemsearch Consulting Services Inc.

         On September 16, 1999, in connection with the acquisition of Cad Cam, Inc., Roger W. Walters was elected to our Board of Directors.

         On September 16, 1999, in connection with the acquisition of Cad Cam, Inc., we entered into an employment agreement with Thomas E. Shoup whereby he will serve as our President and Chief Operating Officer. The employment agreement is on a year-to-year basis. Mr. Shoup receives a salary of $175,000 per year.

         On January 1, 2000, in connection with the acquisition of Object Arts Inc., we entered into an employment agreement with Marilyn Sinclair whereby she will serve as our Vice President and President of Object Arts Inc. The employment agreement is for a term of three years commencing on January 1, 2000, the effective date of the acquisition of Object Arts Inc. Ms. Sinclair receives a salary of $82,000 per year.

Consulting Agreements

         In May 1998, we entered into a consulting agreement with Robert M. Rubin, one our former directors, pursuant to which Mr. Rubin will assist us in structuring and negotiating acquisitions, strategic partnerships and other expansion opportunities. In exchange for such services, Mr. Rubin has been granted an option to purchase 200,000 shares of our common stock at a purchase price of $2.10 per share. Mr. Rubin has agreed not to sell, transfer, assign, hypothecate or otherwise dispose of the shares of our common stock issuable upon exercise of the options for a period of two years after exercise without our consent.

Stock Option Plan

         The 1998 Stock Option Plan will be administered by our Compensation Committee or our Board of Directors, which will determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price. As of December 31, 1999, no options were issued under the 1998 Stock Option Plan.

         The 1998 Stock Option Plan is effective for a period for ten years, expiring in 2008. Options to acquire 435,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. The 1998 Stock Option Plan is designed to enable management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the 1998Stock Option Plan may be exercisable for up to ten years, generally require a minimum two year vesting period, and shall be at an exercise price all as determined by our Board of directors provided that, pursuant to the terms of the underwriting agreement between us and our Underwriters, the exercise price of any options may not be less than the fair market value of the shares of our common stock on the date of the grant. Options are non-transferable, and are exercisable only by the participant (or by his or her guardian or legal representative) during his or her lifetime or by his or her legal representatives following death. Upon a change in control of ThinkPath, the acceleration date of any options that were granted but not otherwise exercisable accelerates to the date of the change in control. Change in control includes (i) the sale of substantially all of our assets and merger or consolidation with another company, or (ii) a majority of the members of our Board of Directors changes other than by election by the shareholders pursuant to Board of Directors solicitation or by vacancies filled by the Board of Directors caused by death or resignation of such person.

         If a participant ceases affiliation with us by reason of death, permanent disability or retirement at or after age 65, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant 90 days to exercise the option, except for termination for cause which results in immediate termination of the option.

         Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the 1998 Stock Option Plan, subject to applicable securities regulation.

         The 1998 Stock Option Plan may be terminated or amended at any time by our Board of Directors, except that the number of shares of our common stock reserved for issuance upon the exercise of options granted under the 1998 Stock Option Plan may not be increased without the consent of our shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 10, 2000 with respect to each beneficial owner of 5% or more of the outstanding shares of our common stock, each of our officers and directors, and all of our officers and directors as a group:



 Names and Address of Beneficial               Amount and Nature of Beneficial         Percentage of Shares
          Owner (1)                                     Ownership (2)                      Outstanding
 -------------------------------               -------------------------------         --------------------
Declan French...........................                   1,121,126(3)                         31%

Thomas E. Shoup.........................                         -0-                            -0-

Tony French.............................                       3,000                              *

Lloyd MacLean...........................                     223,459(4)                        6.3%

Kelly Hankinson.........................                       2,000                              *

Roger W. Walters........................                     188,767(5)                        5.3%

John R. Wilson..........................                     130,914                           3.7%

John A. Irwin...........................                     130,914                           3.7%

Marilyn Sinclair........................                      99,230                           2.8%

William J. Neill........................                      19,637                              *

John Dunne..............................                      13,091(6)                           *

James Reddy.............................                      19,637                              *

Anthony P. van Marken...................                         -0-                            -0-

Working Ventures Canadian Fund Inc......
                                                             425,730(7)                       12.1%
All directors and officers
As a group (13 persons)
(3)(4)(5)(6)............................                   1,996,775                          53.8%

* Less than one %.

(1) Except as set forth above, the address of each individual is 55 University Avenue, Suite 505, Toronto, Ontario M5J 2H7.

(2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of the date of this prospectus, any security which such person or group of persons has the right to acquire within sixty (60) days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 510,563 shares of common stock owned by Christine French, the wife of Declan French and 100,000 shares of common stock issuable upon options issued to Declan French that are currently exercisable or exercisable within the next 60 days.

(4) Includes 113,459 shares of common stock owned by Globe Capital Corporation, an Ontario corporation that is wholly-owned by Lloyd MacLean and 50,000 shares of common stock issuable upon options issued to Lloyd MacLean that are currently exercisable or exercisable within the next 60 days. Includes an additional 60,000 shares issued to Globe Capital Corporation in connection with the acquisitions of Cad Cam, Inc. and Object Arts Inc.

(5) Includes 50,000 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days.

(6)  Consists of 13,091 shares of common stock owned by John Dunne's spouse.

(7) Includes 228,242 shares issued in exchange for shares of Object Arts Inc. and 197,488 shares in consideration for the retirement of outstanding debt of Object Arts Inc., both of which were part of the acquisition of Object Arts Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In April 1998, we acquired all the issued and outstanding capital stock of Systemsearch Consulting Services Inc. and Systems PS Inc. from John R. Wilson for aggregate consideration of $98,000 and 174,551 shares of our common stock. The acquisition was effective as of January 2, 1997. Systems PS Inc. is inactive but holds certain assets utilized by Systemsearch Consulting Services Inc. in its operations. Mr. Wilson was not affiliated with us prior to the acquisition.

         On May 19, 1998, we completed the acquisition of all the issued and outstanding capital stock of International Career Specialists Ltd. for $326,000 in cash and 130,914 shares of our common stock to John A. Irwin. In connection with the acquisition, International Career Specialists Ltd. made a distribution to Mr. Irwin of certain of its assets that were not necessary for the operation of the business. The transaction was effective as of January 1, 1998. Mr. Irwin was not affiliated with us prior to the acquisition.

         In October 1997, in consideration for business consulting services, including identifying, structuring and effecting the acquisitions of Systemsearch Consulting Services Inc. and International Career Specialists Ltd., we issued 113,459 shares our common stock to Globe Capital Corporation, which is controlled by Lloyd MacLean, our chief Financial Officer and a Director.

         In May 1998, we entered into a consulting agreement with Robert M. Rubin, one of our former directors, pursuant to which Mr. Rubin will assist us in structuring and negotiating acquisitions, strategic partnerships and other expansion opportunities. In exchange for such services, Mr. Rubin received an option to purchase 200,000 shares of our common stock at a purchase price of $2.10 per share. Mr. Rubin has agreed not to sell, transfer, assign, hypothecate or otherwise dispose of the shares of our common stock issuable upon exercise of the options for a period of two years after exercise without our consent.

         In November 1998, we purchased certain assets of Southport Consulting, Inc. from Michael Carrazza, one of our former directors, for $300,000 in cash and 40,000 shares of our common stock.

         On September 16, 1999, we completed the acquisition of all the issued and outstanding capital stock of Cad Cam, Inc. for $2,000,000 in cash, $2,500,000 pursuant to a promissory note and the issuance of $1,500,000 worth of shares of our common stock to Roger W. Walters, Cad Cam, Inc.'s president. The share purchase agreement was executed on January 1, 1999 and the transaction was effective as of September 16, 1999. Mr. Walters was not affiliated with us prior to the acquisition.

         Thinkpath.com Inc. has entered into a consulting agreement with a company, whereby this company performs all tasks related to mergers, acquisitions and the securing of financing. The company receives 3% of gross proceeds. In connection with the placement of the Series A, 8% cumulative, convertible, preferred stock, and for other services rendered the said company received $69,000. The managing director of this company is also CFO of Thinkpath.com Inc.

         On January 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of ObjectArts Inc., an Ontario corporation, in consideration of: (i) the issuance of $900,000 worth of our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our acquisition of ObjectArts Inc.; and (iii) the issuance of $1,100,000 worth of our common stock to the existing shareholders of ObjectArts Inc. As part of the transaction, we entered into employment agreements with Marilyn Sinclair, Object Arts Inc.'s and Lars Laakes, former officers of Object Arts Inc. Such employment agreements are for a term of three years commencing on January 1, 2000, the effective date of the acquisition, with annual salaries of $82,000 and $75,000 per year, respectively.

         While we were a private company, we lacked sufficient independent directors to ratify many of the foregoing transactions. However, our management believes that the foregoing transactions were on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions between us and our officers, directors or 5% shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties. In the event that we enter into future affiliated transactions they will be approved by our independent directors who do not have an interest in the transactions and who have access, at our expense, to our counsel or independent legal counsel.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements.

       Report of Independent Auditors.....................................................................F-3
       Consolidated Balance Sheets for the years ended December 31, 1999 and 1998.........................F-4
       Consolidated Statements of Operations
           for the years ended December 31, 1999, 1998 and 1997...........................................F-6
       Consolidated Statements of Cash Flows4
           for the years ended December 31, 1999, 1998 and 1997...........................................F-7
       Consolidated Statements of Stockholders' Equity
           for the years ended December 31, 1999, 1998 and 1997...........................................F-8
       Notes to Consolidated Financial Statements.................................................F-9 to F-30

(b)    Reports on Form 8-K.

             On October 1, 1999, the Company filed a report on Form 8-K to disclose the acquisition of Cad Cam, Inc.

             On November 15, 1999, the Company filed a report on Form 8-K the disclose the execution of an agreement and plan of merger by and among the Company, IT Acquisition Corp. and Trans Global Services, Inc. Such merger was never completed.

(c)          Exhibits.

              27. Financial Data Schedule

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THINKPATH.COM  INC.


                                    By:    /s/ Declan A. French
                                           -------------------------------------
                                           Declan A. French
                                           Chairman and Chief Executive Officer

                                    Dated: April 14, 2000

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Delan A. French                        Chairman and Chief Executive                  April 14, 2000
------------------------------------       Officer (Principal
Declan A. French                           Executive Officer)


 /s/ Lloyd MacLean                         Chief Financial Officer and Director          April 14, 2000
-----------------------------------        (Principal Accounting Officer)
Lloyd MacLean

 /s/ William J. Neill                      Director                                      April 14, 2000
--------------------------------------
William J. Neill

  /s/ John Dunne                           Director                                      April 14, 2000
--------------------------------------
John Dunne

  /s/ James Reddy                          Director                                      April 14, 2000
--------------------------------------
James Reddy

  /s/ Roger W. Walters                      Director                                      April 14, 2000
-----------------------------------
Roger W. Walters

