Form 10QSB
period 2000-03-31
THINKPATH COM INC
filed 2000-05-16
CIK 1070630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

         For the transition period from ____________ to ________________

                        Commission file number 001-14813


                               THINKPATH.COM INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


              Ontario                                             52-209027
--------------------------------                             ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

55 University Avenue
Suite 505
Toronto, Ontario, Canada                                               M5J 2H7
-----------------------------------------                             ---------
(Address of principal executive offices)                              (Zip Code)


                           (416) 364-8800
                           --------------
(Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /
   ----     ----

         The number of shares outstanding of the registrant's Common Stock, No Par Value, on May 12, 2000 was 3,623,376 shares.

         Transitional Small Business Disclosure Format (check one):

Yes /X/   No / /
   ----     ----

                               THINKPATH.COM INC.
                 MARCH 31, 2000 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                         Page Number
Item 1. Financial Statements
        Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999...........................     3
        Consolidated Statements of Income
             for the quarters ended March 31, 2000 and 1999.............................................      5
        Consolidated Statements of Stockholders' Equity
             for the quarters ended March 31, 2000 and 1999..............................................     6
        Consolidated Statements of Cash Flows
             for the quarters ended March 31, 2000 and 1999..............................................     7
        Notes to Consolidated Financial Statements.......................................................     8
Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................................................    14

                                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................................................    17
Item 2. Changes in Securities and Use of Proceeds........................................................    17
Item 3. Defaults Upon Senior Securities..................................................................    17
Item 4. Submission of Matters to a Vote of Security Holders..............................................    17
Item 5. Other Information................................................................................    21
Item 6. Exhibits and Reports on Form 8-K.................................................................    21

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, ThinkPath.com Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THINKPATH.COM INC.
Interim Consolidated Balance Sheet
As of March 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)
(Unaudited)

                                                 March 31         December 31
                                                     2000                1999
                                                      $                   $
                                  ASSETS
CURRENT ASSETS

    Cash                                           117,763           1,790,621
    Short-term investments                         383,689             383,146
    Accounts receivable                          5,679,001           4,895,523
    Work-in-progress                               661,545             350,679
    Prepaid expenses                               641,704             325,616
    Income taxes receivable                        146,454                   -
                                                ----------          ----------

                                                 7,630,156           7,745,585

CAPITAL ASSETS                                   3,381,050           2,955,321

GOODWILL                                         9,153,349           6,985,436

DUE FROM RELATED PARTY                             211,313             211,313

OTHER ASSETS                                     2,429,268           1,216,111
DEFERRED INCOME TAXES                              468,352                   -
                                                ----------          ----------

                                                23,273,488          19,113,766
                                                ==========          ==========

THINKPATH.COM INC.
Interim Consolidated Balance Sheet
As of March 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)
(Unaudited)


                                                 March 31         December 31
                                                     2000                1999
                                                      $                   $
                              LIABILITIES
CURRENT LIABILITIES

    Bank indebtedness                            4,558,336           4,083,836
    Accounts payable                             2,267,578           2,424,725
    Income taxes payable                            54,224             135,089
    Deferred revenue                               467,788                   -
    Current portion of long-term debt              278,862             278,790
    Current portion of note payable              1,300,000           1,300,000
                                                ----------          ----------

                                                 8,926,788           8,222,440

DEFERRED INCOME TAXES                                                  107,472

LONG-TERM DEBT                                     837,562             562,126

NOTE PAYABLE                                       869,215           1,150,000
                                                ----------          ----------

                                                10,633,565          10,042,038
                                                ----------          ----------

                       STOCKHOLDERS' EQUITY

CAPITAL STOCK                                   11,698,058           8,388,298

OTHER COMPREHENSIVE INCOME, NET OF TAX

    Cumulative translation adjustment              133,266             (22,141)

RETAINED EARNINGS                                  808,599             705,571
                                                ----------          ----------

                                                12,639,923           9,071,728
                                                ----------          ----------

                                                23,273,488          19,113,766
                                                ==========          ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

THINKPATH.COM INC.
Interim Consolidated Statements of Income
For the three months ended March 31
(Amounts expressed in US dollars)
(Unaudited)
                                                  March 31         March 31
                                                     2000             1999

                                                       $                $

REVENUE                                          10,041,422        3,872,765

COST OF CONTRACT SERVICES                         6,834,190        2,693,113
                                                 ----------        ---------

GROSS PROFIT                                      3,207,232        1,179,652
                                                 ----------        ---------

EXPENSES

    Administrative                                1,318,218          416,761
    Selling                                       1,177,291          720,301
    Financial                                       176,713           58,185
                                                 ----------        ---------

                                                  2,672,222        1,195,247
                                                 ----------        ---------

INCOME (LOSS) BEFORE AMORTIZATION &
INCOME TAXES                                        535,010          (15,595)

    Amortization                                    431,982           50,813

INCOME (LOSS) BEFORE INCOME TAXES                   103,028          (66,408)

    Income taxes (note 13)                                -            5,839
                                                 ----------        ---------


NET INCOME (LOSS)                                   103,028          (72,247)
                                                 ==========        =========

WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING

    Basic                                         3,899,912        1,717,875
                                                 ==========        =========

    Fully diluted                                 4,001,630        1,717,875
                                                 ==========        =========


EARNINGS PER WEIGHTED AVERAGE
    COMMON STOCK

    Basic                                               .03             (.04)
                                                 ==========        =========

    Fully diluted                                       .03             (.04)
                                                 ==========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

THINKPATH.COM INC.
Interim Consolidated Statements of Changes in Stockholders' Equity For the three months ended March 31
(Amounts expressed in US dollars)
(Unaudited)

                                    Common      Preferred
                                     Stock          Stock         Capital                    Cumulative
                                 Number of      Number of           Stock       Retained    Translation
                                    Shares         Shares         Amounts       Earnings     Adjustment
                             -------------  -------------  --------------  -------------  -------------
                                                                     $              $              $
Balance as of
    December 31, 1997            1,309,135             -          328,327        125,661        (18,133)

Issuance of common stock
                                   408,740             -        1,120,041             -              -

Foreign currency
    translation                         -              -               -              -        (120,893)

Net income for the year                 -              -               -         351,190             -
                                 ---------         ------      ----------        -------        -------

Balance as of
   December 31, 1998             1,717,875             -        1,448,368        476,851       (139,026)

Issuance of common stock         1,370,767             -        4,787,788             -           -

Common stock payable                    -              -        1,000,000             -              -

Issuance of preferred stock           -            15,000       1,152,142             -            -

Foreign currency
    translation                         -              -               -              -         116,885

Net income for the year                 -              -               -         228,720             -
                                 ---------         ------      ----------        -------        -------

Balance as of
    December 31, 1999            3,088,642         15,000       8,388,298        705,571        (22,141)

Issuance of common stock           898,397             -        3,309,760             -           -

Foreign currency
    translation                         -              -               -              -         155,407

Net income for the period               -              -               -         103,028             -
                                 ---------         ------      ----------        -------        -------

Balance as of
    March 31, 2000               3,987,039         15,000      11,698,058        808,599        133,266
                                 =========         ======      ==========        =======        =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

THINKPATH.COM INC.
Interim Consolidated Statement of Cash Flows
For the three months ended March 31
(Amounts expressed in US dollars)
(Unaudited)

                                                                              March 31         March 31
                                                                                  2000             1999

                                                                                  $                $
Cash flows from operating activities:
    Net income                                                                 103,028           (72,247)
                                                                           -----------         ---------
    Adjustments to reconcile net income
      to net cash (used in)
        provided by operating activities:

        Amortization                                                           431,982            50,813
        Decrease in accounts receivable                                        173,245          (752,515)
        Increase in prepaid expenses                                          (249,221)            4,190
        Decrease in accounts payable                                          (145,627)          538,438
        Increase in income taxes receivable                                   (227,319)           (5,674)
        Increase in deferred income taxes                                     (572,541)               -
        Increase in work in progress                                          (310,866)               -
                                                                           -----------         ---------


    Total adjustments                                                         (900,347)         (164,748)
                                                                           -----------         ---------

    Net cash provided by (used in) operating activities                       (797,312)         (236,994)
                                                                           -----------         ---------
Cash flows from investing activities:
    Purchase of capital assets                                                (442,350)         (185,693)
    Purchase of other assets                                                  (651,546)               -
                                                                           -----------         ---------

    Net cash used in investing activities                                   (1,093,896)         (185,693)
                                                                           -----------         ---------
Cash flows from financing activities:
    Cash (paid) received on notes payable                                     (324,368)               -
    Cash (paid) received on long-term debt                                     (50,242)           (8,880)
    Increase in bank indebtedness                                              499,988           468,498
                                                                           -----------         ---------

    Net cash provided by financing activities                                  125,378           459,618
                                                                           -----------         ---------

Effect of foreign currency exchange rate changes                                92,972           (36,931)
                                                                           -----------         ---------

Net increase (decrease) in cash and cash equivalents                        (1,672,858)               -
Cash and cash equivalents
    -  Beginning of year                                                     1,790,621                -
                                                                           -----------         ---------

    -  End of year                                                             117,763                -
                                                                           -----------         ---------

Interest paid                                                                  113,196            58,671
                                                                           ===========         =========

Income taxes paid                                                               68,436            37,520
                                                                           ===========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

THINKPATH.COM INC.
Notes to Interim Consolidated Financial Statements
As at March 31, 2000
(Amounts expressed in US dollars)
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a) Basis of Presentation

      The accompanying financial statements have been prepared by the Company in accordance with the accounting policies stated in the 1999 Annual Report and should be read in conjunction with the Notes to Financial Statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the financial statements. The financial statements are based in part on estimates and have not been audited by independent accountants. Independent accountants will audit the annual statements.


   b) Change of Name

      The company changed its name to Thinkpath.com Inc. on February 24, 2000.


   c) Accounting Changes

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognizes all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of this standard will not have a material impact on the financial statements of the company.


2. ACQUISITIONS

      ObjectArts Inc. was acquired effective January 1, 2000 for $2,500,000. This amount was paid through the issuance of common stock on the date of closing and $346,310 in cash.


3. CAPITAL STOCK

   a) Authorized

      15,000,000 Common stock, no par value
       1,000,000 Preferred stock, issuable in series, rights to be determined by the Board of Directors

THINKPATH.COM INC.
Notes to Interim Consolidated Financial Statements
As at March 31, 2000
(Amounts expressed in US dollars)
(Unaudited)


   b) Issued


                                                         March 31   December 31
                                                             2000          1999
                                                            $             $
      3,987,039  Common stock (3,088,642 in 1999)       9,545,916     6,236,156
         15,000  Preferred stock                        1,152,142     1,152,142
                 Common stock payable                   1,000,000     1,000,000
                                                       ----------     ---------
                                                       11,698,058     8,388,298
                                                       ==========     =========


      In the first quarter of 2000, 174,254 shares of common stock was issued for services rendered on the acquisitions of Cad Cam Inc. and ObjectArts Inc. On the acquisition of ObjectArts Inc. 527,260 common stock was issued. As part of the acquisition of ObjectArts Inc., the company issued 196,880 common shares for a total consideration of $743,435.

      The common stock payable represents the final payment for Cad Cam Inc. Common stock of ThinkPath.com Inc. will be issued at the prevailing market rate at time of issuance for a total value of $1,000,000. If common stock payable were to be converted at March 31, 2000 the number of common stock to be issued would be 275,862.

      The earnings per share calculation does not include any shares for common stock payable.

   c) Preferred Stock

      On December 30, 1999, 15,000 shares of series A, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $1,500,000. The proceeds have been reduced by issue expenses. The preferred stock are convertible into common stock at the option of the holders under certain conditions, at any time after the effective date of the registration statement.

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

THINKPATH.COM INC.
Notes to Interim Consolidated Financial Statements
As at March 31, 2000
(Amounts expressed in US dollars)
(Unaudited)



      An additional 250,000 options to purchase shares of the company were issued to related parties. The options are exercisable at the issue price of common stock in the Initial Public Offering.

      In connection with the acquisition of Cad Cam Inc. 100,000 options to purchase shares of the company will be delivered in quarterly installments, starting January 1, 2000. Each option will entitle the holder thereof to purchase one common stock of the company. The first 25,000 options shall have an exercise price of $3.25 per common stock, and can be exercised at any time during the period up until December 31, 2000. The second 25,000 options shall have an exercise price equal to the lowest trading price of the company's shares during the period between January 1, 2000 and March 31, 2000. The third 25,000 options shall have an exercise price equal to the lowest trading price of the company's shares during the period between March 31, 2000 and June 30, 2000. The final 25,000 options have an exercise price equal to the lowest trading price of the company's shares during the period between June 30, 2000 and September 30, 2000.

      In July 1999, the directors of the company adopted and the stockholders approved the adoption of the company's 1999 Stock Option Plan.


                                                                       Options
                                                                       -------

      Options outstanding at January 1, 1999                           222,125

      Options granted to key employees and directors                   250,000
                                                                       -------

      Options outstanding at December 31, 1999                         472,125


      Options granted to employees and officers                        377,500
                                                                       -------

      Options outstanding at March 31, 2000                            849,625
                                                                       =======



4. SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

   ThinkPath.com Inc. acquired all the capital stock of ObjectArts Inc. for $2,500,000. The acquisition was funded as follows:


                                                                       $
      Fair Value of Assets acquired                                2,343,837
      Liabilities assumed                                         (1,483,083)
      Goodwill                                                     1,485,556
      Cash paid for Capital Stock                                   (346,310)
      Common Stock Issued                                         (2,000,000)
                                                                  ----------
                                                                       -
                                                                  ==========

THINKPATH.COM INC.
Notes to Interim Consolidated Financial Statements
As at March 31, 2000
(Amounts expressed in US dollars)
(Unaudited)

5. TRANSACTIONS WITH RELATED COMPANIES

   The company received fees from MicroTech Professionals Inc. (see note 7) in the amount of $500,000 and the company paid certain expenses on behalf of MicroTech Professionals Inc. totaling $260,000


6. SEGMENTED INFORMATION

   a) Sales by Geographic Area

                                               March 31          March 31
                                                   2000              1999
                                                     $                 $

       Canada                                 4,876,022         3,872,765
       United States of America               5,165,400                 -
                                             ----------         ---------

                                             10,041,422         3,872,765
                                             ==========         =========


   b) Net Income by Geographic Area

      The company's accounting records do not readily provide information on net income by geographic area. Management is of the opinion that the proportion of net income based principally on sales, presented below, would fairly present the results of operations by geographic area. March 31 March 31 2000 1999


                                               March 31          March 31
                                                   2000              1999
                                                    $                 $

       Canada                                    50,029           (72,246)
       United States of America                  52,999                 -
                                             ----------         ---------

                                                103,028           (72,246)
                                             ==========         =========

   c) Identifiable Assets by Geographic Area

                                                  2000              1999
                                                    $                 $

       Canada                                13,078,906        19,113,766
       United States                          9,983,269                 -
                                             ----------        ----------

                                             23,062,175        19,113,766
                                             ==========        ==========

THINKPATH.COM INC.
Notes to Interim Consolidated Financial Statements
As at March 31, 2000
(Amounts expressed in US dollars)
(Unaudited)



   d) Identifiable Assets by Geographic Area

                                                             2000           1999

                                                            $              $

       Canada                                          13,078,906     19,113,766
       United States                                    9,983,269              -
                                                       ----------     ----------

                                                       23,062,175     19,113,766
                                                       ==========     ==========

   e) Revenue and Gross Profit by Operating Segment

                                                         March 31       March 31
                                                             2000           1999
                                                             $               $
       Revenue
       Information Technology Placement                 3,538,859      3,872,765
       Engineering Placement                            5,165,400              -
       Technical Training                               1,337,164              -
                                                       ----------     ----------
                                                       10,041,422      3,872,765
                                                       ==========     ==========


                                                         March 31       March 31
                                                             2000           1999
                                                             $               $
       Gross Profit
       Information Technology Placement                 1,184,313      1,179,652
       Engineering Placement                            1,419,919              -
       Technical Training                                 603,001              -
                                                       ----------     ----------
                                                        3,207,232      1,179,652
                                                       ==========     ==========
   f) Revenues from Major Customers

      The consolidated entity had the following revenues from major customers:

      2000
      ----

      No single customer consisted of more than 10% of the revenues.

      1999
      ----

      No single customer consisted of more than 10% of the revenues.


   g) Purchases from Major Suppliers

      There were no significant purchases from major suppliers.

THINKPATH.COM INC.
Notes to Interim Consolidated Financial Statements
As at March 31, 2000
(Amounts expressed in US dollars)
(Unaudited)


7. SUBSEQUENT EVENTS

   a) The company has signed a number of letters of intent and expressions of interest with corporations operating in various cities in North America. At this time, due to confidentiality agreements, the company is not at liberty to disclose the identity or terms and conditions of these acquisitions.

   b) The company has signed a letter of intent with MicroTech Professionals Inc., to purchase 100% of the common stock of MicroTech Professionals for a maximum amount of $4,500,000, subject to specific performance criteria being met, in a combination of cash, note payable and shares. Additional costs of this acquisition are 33,333 shares and $50,000 payable upon closing.

   c) After March 31, 2000, the company established the 2000 Stock Option Plan. The plan provides for 435,000 options which may be granted in May 2000, 142,000 options have been granted to acquire shares of the company at $3.25 per share. The options vest over a three-year period and expire May 9, 2005.

8. CONTINGENCIES

   The company is party to various lawsuits arising from the normal course of business. In management's opinion, the litigation will not materially affect the company's financial position, results of operations or cash flows. No provision has been recorded in the accounts for possible losses or gains. Should any expenditures be incurred by the company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the selected historical financial data, financial statements and notes thereto and the other historical financial information of ThinkPath.com Inc. contained elsewhere in this Form 10-QSB. The statements contained in this Form 10-QSB that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding ThinkPath.com Inc.'s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include ThinkPath.com Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB are based on information available to ThinkPath.com Inc. on the date hereof, and ThinkPath.com Inc. assumes no obligation to update any such forward-looking statement. It is important to note that ThinkPath.com Inc.'s actual results could differ materially from those in such forward-looking statements.

Overview

         ThinkPath.com Inc. (the "Company") is a global provider of information technology and engineering recruiting, project outsourcing, technical training and consulting and ASP-based skills management technology. The Company's customers include financial service companies, software and other technology companies, Canadian and American governmental entities and large multinational companies, including Bank of Montreal, Bell Canada, Goldman Sachs, Chapters, Lucent Technologies, Cummins Engine, General Motors, Xerox Corporation, American Express and Universal Industrial Corp. (ESI). The Company has recently expanded its operations into the United States, through among other things, the Company's acquisition of Cad Cam, Inc. and Object Arts Inc., and the Company intends to develop an expanded network of offices to provide its services throughout North America.

Results of Operations For Each of the Three Months Ended March 31, 2000 and 1999

Revenue

         Revenue for the three months ended March 31, 2000 increased by $6,170,000 or 160%, to $10,040,000, as compared to $3,870,000 for the three months ended March 31, 1999. The increase is primarily attributable to the added revenues of Cad Cam Inc. and ObjectArts Inc. Cad Cam Inc. was acquired in September 1999 and had sales of $5,170,000 for the three months ended March 31, 2000. ObjectArts Inc. was acquired effective January 1, 2000 and had sales of $1,340,000 for the three months ended March 31, 2000. Also a result of these acquisitions, revenues from the U.S. increased $5,170,000 for the three months ended March 31, 2000 from $0 for the three months ended March 31, 1999.

Cost of Contract Services

         Costs of contract services represent all fees and benefits paid to contractors. The costs of contract services for the three months ended March 31, 2000 increased by $4,140,000, or 154%, to $6,830,000, as compared to $2,690,000 for the three months ended March 31, 1999. This increase was due to the increased volume of contract services, largely a result of the acquisition of Cad Cam Inc. As a percentage of revenue, the cost of contract services decreased from 70% in 1999 to 68% in 2000, a direct result of the acquisition of ObjectArts Inc. and the higher margins afforded to technical training.

Gross Profit

         Gross profit is calculated by subtracting fees and benefits paid to contractors from net revenue. The Company does not attribute any direct costs to permanent placement services. Gross profit for the three months ended March 31, 2000 increased by $2,030,000, or 172%, to $3,210,000, as compared to $1,180,000 for the three months ended March 31, 1999. This increase was attributable to the aforementioned increase in revenue during the three months ended March 31, 2000. As a percentage of revenue, gross profit increased to 32% for the three months ended March 31, 2000 from 30% for the three months ended March 31, 1999, as a result of the decrease in the cost of contract services.

Operating Expenses

         Operating expenses include administrative and management benefits and salaries, advertising and promotion, office and general, interest, professional fees and occupancy costs. Operating expenses for the three months ended March 31, 2000 increased by $1,480,000, or 124%, to $2,670,000, as compared to
$1,200,000 for the three months ended March 31, 1999. This increase was primarily attributable to the increase in administrative expenses at the corporate level to support the increasing number of locations and volume of transactions. As a percentage of revenue however, operating expenses decreased from 31% for the three months ended March 31, 1999 to 27% for the three months ended March 31, 2000.

Net Income

         Net income for the three months ended March 31, 2000 increased by $175,000 or 243% from a net loss of $72,000 for the three months ended March 31, 1999 to a net income of $103,000 for the three months ended March 31, 2000. As a percentage of revenue, net income increased 3% for the three months ended March 31, 2000 from -2% for the three months ended March 31, 1999 to 1% for the three months ended March 31, 2000. Amortization expense increased $380,000 or 750% from $51,000 for the three months ended March 31, 1999 to $430,000 for the three months ended March 31, 2000. This increase is primarily attributable to the increase in capital assets, the increase in the acquisition of other assets, and the increase of goodwill. Interest expense increased $187,000 or 319% to $246,000 for the three months ended March 31, 2000 from $59,000 for the three months ended March 31, 1999. This increase is a result of our increased short-term and long-term debt.

Liquidity and Capital Resources

         The Company's primary sources of cash and cash flow from operations are its credit lines with Toronto Dominion Bank and Provident Bank and proceeds from a private placement. At March 31, 2000, the Company had cash and cash equivalents of $500,000 and a working capital deficiency of $1,300,000. During the three months ended March 31, 2000, the Company had a cash flow deficiency from operations of $800,000, due primarily to an increase in work in progress. At March 31, 1999, the Company had cash and cash equivalents of $140,000 and a working capital deficiency of $430,000. During the three months ended March 31, 1999 the Company had a cash flow deficiency from operations of $240,000, due primarily to an increase in accounts receivable of $750,000, and a net loss of $70,000.

         For the three months ended March 31, 2000, the Company had cash flow from financing activities of $130,000, attributable to an increase in bank indebtedness of $500,000 which was offset by cash paid on notes payable of $320,000 and long-term debt of $50,000. For the three months ended March 31, 1999, the Company had cash flow from financing activities of $460,000, attributable to an increase in bank indebtedness.

         The Company's arrangement with the Toronto-Dominion Bank allows for an operating line, payable on demand, of up to $1,400,000. At March 31, 2000, there was $800,000 outstanding on this line. In addition, the Company has an operating line with Provident Bank, payable on demand, up to a maximum of $5,000,000. At March 31, 2000, there was $3,500,000 outstanding on the line with Provident Bank. At March 31, 2000, the Company had a total of $560,000 due to the Business Development Bank of Canada pursuant to seven separate loans.

         During the three months ended March 31, 2000 the Company had a cash flow deficit from investing activities of $1,100,000, attributable to the acquisition of capital assets and other assets related to the GTS (the Company's proprietary Internet-based recruiting and information management tool) and infrastructure buildup. During the three months ended March 31, 1999, the Company had a cash flow deficit from investing activities of $190,000, attributable to the acquisition of capital assets.

         The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving lines of credit will be sufficient to support its working capital needs, its fixed payments and other short-term obligations. The Company will continue to identify and participate in financing activities on a debt or equity basis to fund its internal growth, marketing and development of the GTS and strategic acquisitions.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 6, 2000, the Company completed the acquisition of 80% of E-Wink, Inc., a Delaware corporation, in consideration of: (i) 300,000 shares of the Company's common stock; and (ii) warrants to purchase an aggregate of 500,000 shares of the Company's common stock at a price of $3.25 per share for a period of five years. E-Wink, Inc. is currently developing platform technology that will match company's seeking venture capital with venture capital firms offering such venture capital. There can be no assurance that such technology will be developed, or if developed, that such technology will work as intended

ITEM 3. DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 11, 2000, the Company held a Special Meeting of Shareholders at which the shareholders voted upon, and approved, the following proposals: (A) the ratification of the issuance of more than 617,729 shares of the Company's common stock, if necessary, upon: (i) the conversion of the Company's Series A 8% Cumulative Convertible Preferred Stock; and (ii) the exercise of warrants, which represents an issuance of more than 20% of the issued and outstanding shares of the Company's common stock as of the record date of January 14, 2000, and therefore requires shareholder approval under the rules of the National Association of Securities Dealers, Inc.; (B) the ratification of the issuance of more than 617,729 shares of the Company's common stock, if necessary, in connection with the proposed acquisitions, which represents an issuance of more than 20% of the issued and outstanding shares of the Company's common stock as of the record date of January 14, 2000, and therefore requires shareholder approval under the rules of the National Association of Securities Dealers, Inc.; and (C) the proposal to change the corporate name of IT Staffing Ltd. to ThinkPath.com Inc.

         The following is a description of the of the proposals voted upon at the February 11, 2000 Special Meeting of Shareholders:

         (A) On December 30, 1999, the Company issued: (i) 15,000 shares of Series A 8% Cumulative Convertible Preferred Stock, no par value per share (the "Preferred Stock"); and (ii) warrants to purchase up to an aggregate of 400,000 shares of the Company's common stock, no par value per share (the "Warrants"), in consideration $1,500,000 pursuant to a private placement offering (the "Offering"). Each share of Preferred Stock has a stated value of $100 per share (the "Stated Value").

         The shares of Preferred Stock are convertible into shares of the Company's common stock at the option of the holders the Preferred Stock, at any time after issuance until either: (i) such shares of Preferred Stock are converted at the option of the Company; or (ii) such shares of Preferred Stock are redeemed by the Company, under certain conditions, at any time after the effective date of the registration statement which the Company is required to file with the Securities and Exchange Commission, pursuant to the terms of the Offering.

         The Company is obligated to file a registration statement on Form SB-2 with the Securities and Exchange Commission by February 28, 2000, pursuant to which the Company will register the shares of its common stock underlying the Preferred Stock and the Warrants issued in the Offering (the "Registration Statement"). The Registration Statement was declared effective by the Securities and Exchange Commission on April 27, 2000.

         The holders of the shares of Preferred Stock are entitled to receive preferential dividends in cash, out of any funds of the Company legally available at the time of declaration of dividends before any other dividend distribution will be paid or declared and set apart for payment on any shares of the Company's common stock, or other class of stock presently authorized, at the rate of 8% simple interest per annum on the Stated Value per share (the "Dividends"). The Dividends are payable on a quarterly basis commencing on the quarter ending March 31, 2000 when as and if declared, provided however, that the Dividends will be made in additional shares of Preferred Stock at a rate of 1 share of Preferred Stock for each $100 of such Dividend not paid in cash. Dividends may be paid at the Company's option with shares of Preferred Stock only if the Company's common stock deliverable upon the conversion of the Preferred Stock will have been included for public resale in an effective registration statement filed with the Securities and Exchange Commission on the dates such Dividends are payable and paid to the holders. The Dividends shall be cumulative whether or not earned and shall be cumulative from and after December 30, 1999.

         The number of shares of the Company's common stock into which the Preferred Stock shall be convertible shall be equal to (i) the sum of (A) the Stated Value per share and (B) at the holder's election, accrued and unpaid Dividends on such share, divided by (ii) the "Conversion Price". The Conversion Price shall be the lesser of (x) 90% of the average "Closing Bid Prices" for the 3 trading days immediately preceding December 30, 1999, or (y) 80% of the average of the 3 lowest "Closing Bid Prices" for the 10 trading days immediately preceding the conversion of the respective shares of Preferred Stock. The "Closing Bid Price" shall mean the closing bid price as reported on the Nasdaq SmallCap Market or the principal market or exchange where the Company's common stock is then traded. The holders of the shares of Preferred Stock may exercise their right to conversion only if the aggregate Stated Value of the shares of Preferred Stock to be converted is equal to at least $5,000, unless if at the time of such conversion, the aggregate Stated Value of all of the shares of Preferred Stock is less than $5,000, then the whole amount of the remaining shares of Preferred Stock may be converted.

         At any time after the effective date of the Registration Statement, the Company has the option to redeem any or all of the shares of Preferred Stock by paying to the holders a sum of money equal to 135% of the Stated Value of the aggregate of the shares of Preferred Stock being redeemed plus the dollar amount of the accrued Dividends, if the Conversion Price of the shares of Preferred Stock on the trading day prior to the date of redemption is less than $2.00.

         The Warrants are exercisable at any time and in any amount until December 30, 2004 at a purchase price of $3.24 per share.

             The ratification of the issuance of more than 617,729 shares of the Company's common stock, if necessary, upon: (i) the conversion of the shares of Preferred Stock; and (ii) the exercise of the Warrants, which represents an issuance of more than 20% of the issued and outstanding shares of common stock as of the record date of January 14, 2000, required the affirmative vote of a majority of the shares of common stock in person or represented by proxy at the Special Meeting of Shareholders and entitled to vote thereon. The ratification of the issuance of more than 617,729 shares of the Company's common stock, if necessary, in connection with the foregoing issuance of Preferred Stock and Warrants was approved by 1,581,800 shares out of a total of 3,088,645 issued and outstanding shares of the Company's common stock.

         (B) The Company is currently pursuing a strategy of expansion through the acquisition of other companies throughout North America which have similar or complementary businesses. In an effort to implement this strategy, the Company has acquired ObjectArts Inc. and executed letters of intent with 2 other potential acquisition candidates, pursuant to which the Company has acquired or will acquire all of the issued and outstanding shares of the capital stock of each of these entities, in consideration for shares of the Company's common stock and/or cash and/or other consideration. Upon the effective dates of the proposed acquisitions, the Company may be required to issue more than 20% of its then issued and outstanding shares of common stock.

The Acquisition of ObjectArts Inc.

         On January 1, 2000, the Company completed the acquisition of all of the issued and outstanding capital stock of ObjectArts Inc., an Ontario corporation, in consideration of: (i) the issuance of $900,000 worth of the Company's common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund an amount of the Company's common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our acquisition of ObjectArts Inc.; and (iii) the issuance of $1,100,000 worth of the Company's common stock to the existing shareholders of ObjectArts Inc.

The Acquisition of Global Installers Network Inc.

         On November 29, 1999, the Company executed a letter of intent with Global Installers Network Inc., an Ontario corporation ("Global") that specializes in the placement of contract telecommunications specialists. Pursuant to the letter of intent, the Company or 1 of its subsidiaries, will purchase 100% of the issued and outstanding common stock of Global (the "Global Transaction") in consideration of an aggregate purchase price equal to 5 times the multiple of Global's gross earnings before the deduction of interest, tax, depreciation and amortization expenses ("Global's EBITDA") for the 9 months ending December 31, 1999 (the "Global Purchase Price"). The Global Purchase Price shall be paid as follows: (i) 10% of the Global Purchase Price in cash upon the closing of the Global Transaction; and (ii) the remaining balance of the Global Purchase Price through the issuance of the Company's common stock to the existing shareholders of Global (the "Global Shares"). By way of example, if Global's EBITDA equals CDN$600,000, the Company will pay Global CDN$300,000 in cash and will issue to the existing shareholders of Global CDN$2,700,000 worth of the Company's common stock.


         Pursuant to the letter of intent, the price of the Company's common stock will be determined by calculating the average of the "Closing Ask Prices" of the Company's common stock for the 2 weeks prior to the closing of the Global Transaction. The "Closing Ask Price" shall mean the closing ask price of the Company's common stock as reported on the Nasdaq SmallCap Market or the principal market or exchange where the Company's common stock is then traded. Pursuant to the letter of intent, the shares of the Company's common stock issued pursuant to the Global Transaction will be subject to a 12 month lock-up period commencing on the date of issuance and the letter of intent also provides for the termination of the lock-up period in the event the Company "goes to market."

The Acquisition of Elite Information Services, Inc.

         On December 1, 1999, the Company executed a letter of intent with Elite Information Services, Inc., a Florida corporation ("Elite") that specializes in the placement of contract information technology specialists. Pursuant to the letter of intent, the Company or 1 of its subsidiaries, will purchase 100% of the issued and outstanding common stock of Elite (the "Elite Transaction") in consideration of an aggregate purchase price of $2,000,000, subject to adjustment (the "Elite Purchase Price"). The Elite Purchase Price shall be paid as follows: (i) $300,000 in cash upon the closing of the Elite Transaction; (ii) the issuance to the sole shareholder of Elite of an unsecured promissory note in the principal amount of $300,000, upon the closing of the Elite Transaction (the "Promissory Note"); (iii) the issuance of $1,400,000 worth of the Company's common stock to the sole shareholder of Elite, upon the closing of the Elite Transaction; (iv) $200,000 in cash within 90 days of the closing of the Elite Transaction, if Elite's gross earnings before the deduction of interest and tax expenses ("Elite's EBIT") for the year ended December 31, 1999 equals $300,000 or greater (the "Interim Cash Payment"); (v) the issuance of $200,000 worth of the Company's common stock within 90 days of the closing of the Elite Transaction, if Elite's EBIT for the year ended December 31, 1999 equals $300,000 or greater (the "Interim Stock Issuance"); (vi) $200,000 in cash on December 31, 2000: and (vii) the issuance of $400,000 worth of the Company's common stock to the sole shareholder of Elite, on December 31, 2000.

         The Promissory Note will be for a term of 3 years, will bear interest at a rate equal to 1/2% above the United States prime rate as quoted by Citibank N.A. at the time of issuance, and will be guaranteed by the Company and Elite. In the event Elite's EBIT equals an amount less than $300,000, there will be an adjustment downwards of $6.00 for every $1.00 under $300,000 in the amount of the Interim Cash Payment and the Interim Stock Issuance. The price of the Company's common stock shall be the lower of: (i) the "Closing Ask Price" on December 1, 1999, or (ii) average of the "Closing Ask Prices" of the Company's common stock for the 2 weeks prior to the closing of the Elite Transaction. The "Closing Ask Price" shall mean the closing ask price of the Company's common stock as reported on the Nasdaq SmallCap Market or the principal market or exchange where the Company's common stock is then traded. Pursuant to the letter of intent, the Company has agreed to register the shares of the common stock issued to the sole shareholder of Elite with the Securities and Exchange Commission, within 3 months from the closing of the Elite Transaction. In addition, the shares of the Company's common stock issued pursuant to the Elite Transaction will be subject to a 12 month lock-up period commencing on the date of issuance.

             The ratification of the issuance of more than 617,729 shares of the Company's common stock, if necessary, in connection with the foregoing proposed acquisitions, which represents an issuance of more than 20% of the issued and outstanding shares of common stock as of the record date of January 14, 2000, required the affirmative vote of a majority of the shares of common stock in person or represented by proxy at the Special Meeting of Shareholders and entitled to vote thereon. The ratification of the issuance of more than 617,729 shares of the Company's common stock, if necessary, in connection with the foregoing proposed acquisitions was approved by 1,581,800 shares out of a total of 3,088,645 issued and outstanding shares of the Company's common stock.

         (C) Management proposed that the corporate name of the Company be changed to ThinkPath.com Inc. Management believes the corporate name of the Company should be changed to reflect the Company's recently expanded repertoire of services which now include information technology, engineering, consulting and recruitment technology.

             The change of the corporate name to ThinkPath.com Inc. required the affirmative vote of 2/3 of the shares of common stock in person or represented by proxy at the Special Meeting of Shareholders and entitled to vote on the change of the corporate name. The change in the corporate name was approved by a vote of 1,581,800 shares out of a total of 3,088,645 issued and outstanding shares of the Company's common stock.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three-month period ended March 31, 2000.

(c)      Exhibits.

         27       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THINKPATH.COM INC.


Dated: May 16, 2000                         By: /s/ Kelly Hankinson
                                                --------------------------------
                                                Kelly Hankinson
                                                Principal Accounting Officer

                                  EXHIBIT INDEX

27       Financial Data Schedule