Form 10QSB
period 2000-06-30
THINKPATH COM INC
filed 2000-08-14
CIK 1070630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

         For the transition period from ____________ to ________________

                        Commission file number __________

                               THINKPATH.COM INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


              Ontario                                            52-209027
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

55 University Avenue
Suite 505
Toronto, Ontario, Canada                                                M5J 2H7
----------------------------------------                               --------
(Address of principal executive offices)                             (Zip Code)

         (416) 364-8800 (Issuer's telephone number, including area code)
         --------------

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

        The number of shares outstanding of the registrant's Common Stock, No Par Value, on August 11, 2000 was 4,831,749 shares.

        Transitional Small Business Disclosure Format (check one):

Yes   X     No
    -----      -----

                               THINKPATH.COM INC.
                  JUNE 30, 2000 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                       Page Number
Item 1.   Financial Statements
          Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999....      4-5
          Consolidated Statements of Income
            for the three months and six months ended June 30, 2000 and 1999.......        6
          Consolidated Statements of Stockholders' Equity
            for the six months ended June 30, 2000 and 1999........................        7
          Consolidated Statements of Cash Flows
            for the six months ended June 30, 2000 and 1999........................        8
          Notes to Consolidated Financial Statements...............................     9-16
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations..................................................       17

                             PART II - OTHER INFORMATION

Item 1.   Legal Proceedings........................................................       20
Item 2.   Changes in Securities and Use of Proceeds................................       20
Item 3.   Defaults Upon Senior Securities..........................................       20
Item 4.   Submission of Matters to a Vote of Security Holders......................       20
Item 5.   Other Information........................................................       26
Item 6.   Exhibits and Reports on Form 8-K.........................................       27

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, ThinkPath.com Inc disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THINKPATH.COM INC.
Interim Consolidated Balance Sheet
As of June 30, 2000 and December 31, 1999
(Amounts expressed in US dollars)
(Unaudited)


                                                                     (Restated)
                                                    June 30          December 31
                                                       2000                 1999

                                                      $                   $
                                     ASSETS
CURRENT ASSETS

  Cash                                             1,156,087           1,904,588
  Short-term investments                           1,970,407             383,146
  Accounts receivable                              7,196,097           5,636,654
  Prepaid expenses                                   629,638             720,754
  Income taxes receivable                            129,777                  --
                                                  ----------          ----------

                                                  11,082,006           8,645,142

CAPITAL ASSETS                                     3,433,464           3,362,855

GOODWILL                                          11,047,449           6,960,272

DUE FROM RELATED PARTY                               211,313             211,313

OTHER ASSETS                                       1,246,309           1,227,470

DEFERRED INCOME TAXES                                322,365                  --
                                                  ----------          ----------









                                                  27,342,906          20,407,052
                                                  ==========          ==========

THINKPATH.COM INC.
Consolidated Interim Balance Sheet
As of June 30, 2000 and December 31, 1999
(Amounts expressed in US dollars)
(Unaudited)


                                                                     (Restated)
                                                    June 30          December 31
                                                       2000                 1999

                                                      $                   $
                                   LIABILITIES

CURRENT LIABILITIES

   Bank indebtedness                                  5,582,645       4,430,264
   Accounts payable                                   3,863,412       3,041,997
   Deferred revenue                                     150,632              --
   Income taxes payable                                      --         159,830
   Current portion of long-term debt                    373,497         373,129
   Current portion of note payable                    1,300,000       1,300,000
                                                     ----------      ----------

                                                     11,270,186       9,305,220

DEFERRED INCOME TAXES                                        --          99,472

LONG-TERM DEBT                                          624,204       1,320,838

NOTE PAYABLE                                          1,654,654       1,150,000
                                                     ----------      ----------

                                                     13,549,044      11,875,530
                                                     ----------      ----------


                              STOCKHOLDERS' EQUITY

CAPITAL STOCK                                        13,658,467       8,717,441

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES

   Cumulative translation adjustment                    (73,940)        (47,306)

RETAINED EARNINGS                                       209,335        (138,613)
                                                     ----------      ----------

                                                     13,793,862       8,531,522
                                                     ----------      ----------

                                                     27,342,906      20,407,052
                                                     ==========      ==========

                  The accompanying notes are an integral part
               of these consolidated interim financial statements.

THINKPATH.COM INC.

Consolidated Interim Statements of Income
For the three and six months ended June 30, 2000 and 1999
(Amounts expressed in US dollars)
(Unaudited)


                                                     Three Months      Three Months        Six Months        Six Months
                                                        ended            ended               ended             ended
                                                     June 30, 2000     June 30, 1999      June 30, 2000     June 30, 1999

                                                           $                  $                 $                 $

REVENUE                                                 12,086,885          5,292,439        21,813,940        11,595,423

COST OF SERVICES                                         7,349,432          3,052,968        13,256,481         7,132,869
                                                     -------------      -------------     -------------     -------------

GROSS PROFIT                                             4,737,453          2,239,471         8,557,459         4,462,554
                                                     -------------      -------------     -------------     -------------

EXPENSES

  Administrative                                         1,529,639            973,316         3,130,462         1,747,650
  Selling                                                2,278,251            941,780         3,781,732         2,188,723
  Financial                                                298,219             54,382           541,104           208,712
                                                     -------------      -------------     -------------     -------------

                                                         4,106,109          1,969,478         7,453,298         4,145,085
                                                     -------------      -------------     -------------     -------------

INCOME BEFORE AMORTIZATION AND INCOME TAXES                631,344            269,993         1,104,161           317,469

  Amortization                                             432,498             43,931           714,162           143,869
                                                     -------------      -------------     -------------     -------------

INCOME BEFORE INCOME TAXES                                 198,846            226,062           389,999           173,600

Income taxes (recovery)                                    (36,291)             4,496            42,031            10,335
                                                     -------------      -------------     -------------     -------------

NET INCOME                                                 235,137            221,566           347,948           163,265
                                                     =============      =============     =============     =============

BASIC EARNINGS PER STOCK                                      0.05               0.06              0.08              0.04
                                                     =============      =============     =============     =============

WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK OUTSTANDING                              4,449,048          3,853,767         4,278,762         3,853,767
                                                     =============      =============     =============     =============

FULLY DILUTED EARNINGS
PER STOCK                                                     0.05               0.06              0.07              0.04
                                                     =============      =============     =============     =============

                   The accompanying notes are an integral part
               of these consolidated interim financial statements.

THINKPATH.COM INC.
Consolidated Interim Statement of Stockholders' Equity
(Amounts expressed in US dollars)
(Unaudited)

                                      Common      Preferred
                                       Stock          Stock         Capital                     Cumulative
                                   Number of      Number of           Stock       Retained     Translation
                                      Shares         Shares         Amounts       Earnings      Adjustment
                                 -----------    -----------     -----------    -----------      ----------
                                                                      $              $               $
  Balance as of
     December 31, 1999             3,938,642         15,010       8,717,441       (138,613)        (47,306)
       (restated)

  Issuance of common stock           196,880             --         925,991             --              --

  Issuance of preferred stock             --      9,643,432              --             --              --



  Foreign currency
     translation                          --             --              --             --          (1,626)

  Net income for the period               --             --              --        112,811              --
                                  ----------     ----------      ----------     ----------      ----------

  Balance as of
     March 31, 2000                4,135,522         15,010       9,643,432        (25,802)        (48,932)

  Issuance of common stock           610,629             --       1,815,035             --              --
                                                                                                ----------

  Common stock payable                    --             --         625,000             --              --


  Issuance of preferred stock             --          4,000       1,575,000             --              --


  Preferred stock converted           85,598         (2,053)             --             --              --

  Foreign currency
     translation                          --             --              --             --         (25,008)

  Net income for the period               --             --              --        235,137              --
                                  ----------     ----------      ----------     ----------      ----------

  Balance as of
     June 30, 2000                 4,831,749         16,957      13,658,467        209,335         (73,940)
                                  ==========     ==========      ==========     ==========      ==========

                   The accompanying notes are an integral part
               of these consolidated interim financial statements.

THINKPATH.COM INC.
Consolidated Interim Statement of Cash Flows
For the six months ended June 30, 2000 and 1999
(Amounts expressed in US dollars)
(Unaudited)

                                                                                                        2000                   1999

                                                                                                         $                      $
  Cash flows from operating activities:
     Net income                                                                                      347,948                163,265
                                                                                                  ----------             ----------
     Adjustments to reconcile net income
      to net cash (used in)
       provided by operating activities:
       Amortization                                                                                  618,302                121,860
       Amortization of goodwill                                                                       95,860                 22,009
       Amortization of deferred contract                                                              60,000                     --
       Decrease (increase) in accounts receivable                                                 (1,471,182)              (124,697)
       Decrease (increase) in prepaid expenses                                                       (96,550)              (211,382)
       Decrease (increase) in income taxes receivable                                               (208,322)               104,296
       Decrease (increase) in short-term investments                                              (1,608,429)            (3,762,203)
       Decrease (increase) in inventory                                                              (70,567)              (206,730)
       Increase (decrease) in accounts payable and deferred revenue                                1,032,538                227,465
       Decrease (increase) in income taxes payable                                                    41,118                     --
       Decrease (increase) deferred income taxes                                                     (41,485)                    --
                                                                                                  ----------             ----------
     Total adjustments                                                                            (1,648,717)            (3,829,382)
                                                                                                  ----------             ----------
     Net cash (used in) operating activities                                                      (1,300,769)            (3,666,117)
                                                                                                  ----------             ----------
  Cash flows from investing activities:
     Purchase of capital assets                                                                     (805,254)              (399,927)
     Purchase of other assets                                                                       (212,650)              (424,060)
     Cash payment for subsidiaries                                                                (1,788,950)                    --
                                                                                                  ----------             ----------
     Net cash (used in) investing activities                                                      (2,806,854)              (823,987)
                                                                                                  ----------             ----------
  Cash flows from financing activities:
     Cash (paid) received on notes payable                                                           496,068                     --
     Cash (paid) received on long-term debt                                                          (70,373)              (152,015)
     Proceeds from issuance of common stock                                                          124,420              3,623,883
     Proceeds from issuance of preferred stock                                                     1,580,833                     --
     Increase in bank indebtedness                                                                 1,152,381              1,120,858
                                                                                                  ----------             ----------
     Net cash provided by financing activities                                                     3,283,329              4,592,726
                                                                                                  ----------             ----------
  Effect of foreign currency exchange rate changes                                                    75,793                 (1,041)
                                                                                                  ----------             ----------
  Net increase (decrease) in cash and cash equivalents                                              (748,501)               101,581
  Cash and cash equivalents
     - Beginning of period                                                                         1,904,588                     --
                                                                                                  ----------             ----------
     - End of period                                                                               1,156,087                101,581
                                                                                                  ==========             ==========
  Interest paid                                                                                      410,881                187,182
                                                                                                  ----------             ----------
  Income taxes paid                                                                                   42,031                 10,335
                                                                                                  ==========             ==========

                   The accompanying notes are an integral part
               of these consolidated interim financial statements.

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
June 30, 2000
(Amounts expressed in US dollars)
(Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Basis of Presentation
          The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

          In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the consolidated interim financial statements. The consolidated interim financial statements are based in part on estimates and have not been audited by independent accountants. Independent accountants will audit the annual consolidated financial statements.

     b)   Change of Name

          The Company changed its name to Thinkpath.Com Inc. on February 24,
          2000.

     c)   Accounting Changes

          In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that an entity recognizes all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of this standard will not have a material impact on the consolidated interim financial statements of the company.

     d)   Principles of Consolidation

          For the period January 1, 1997 through June 30, 2000, the company completed 5 acquisitions, which were accounted for under the purchase method, and 1 acquisition, which was accounted for as a pooling of interests. The acquisition of Object Arts Inc. was completed prior to March 31, 2000. In connection with this transaction the company issued 527,260 shares of its common stock for all of the outstanding common stock of the acquired company.

          Accordingly, the consolidated interim financial statements included herein for the 1999 periods have been retroactively restated to reflect the acquisition.

2.   ACQUISITONS

     a) ObjectArts Inc. was acquired effective January 1, 2000 for $1,977,000. This amount was paid through the issuance of common stock on the date of closing. The acquisition is being accounted for using the pooling of interest method.

     b) MicroTech Professionals Inc. was acquired effective April 1, 2000 for $4,500,000.

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
June 30, 2000
(Amounts expressed in US dollars)
(Unaudited)


          This amount will be paid in two installments, based on certain requirements to be met by MicroTech Professionals Inc.

               First Installment: 133,333 common stock issued on closing, $1,250,000 cash paid on closing, $750,000 3 year promissory note bearing interest at 1/2% above prime paid semi-annually issued on closing.

               Second Installment: $625,000 in common stock, $875,000 cash, $500,000 3-year promissory note bearing interest at 1/2% above prime paid semi-annually. The second installment is contingent on the December 31, 2000 audited financial statements of MicroTech Professionals Inc.

3.   CAPITAL STOCK

     a)   Authorized

          15,000,000 Common Stock, no par value

           1,000,000 Preferred Stock, issuable in series, rights to be determined by the Board of Directors

                                                   June 30          December 31
                                                    2000               1999
                                                      $                  $

     b)   Issued 4,831,749 Common Stock           9,464,015          6,236,196
          (3,938,642 as of December 31, 1999)
          Issued 16,957 Preferred Stock
          (15,010 as of December 31, 1999)        2,569,452          1,481,245
             Common Stock Payable                 1,625,000          1,000,000
                                                 ----------         ----------
                                                 13,658,467          8,717,441
                                                 ==========         ==========
     On April 25, 2000, 133,333 common stock were issued for the purchase of MicroTech Professionals Inc., for a total consideration of $500,000.

     On April 18, 2000, 300,000 common stock were issued for the purchase of an investment held for re-sale called E-Wink Inc. for a total consideration of $975,000

     Over the course of the three months ended June 30, 2000, 85,598 common stock were issued on the conversion of 2,053 Preferred Stock

     Over the course of the three months ended June 30, 2000, 3,042 common stock were issued to other individuals for services rendered.

     The common stock payable represents the final payments for Cad Cam Inc. ($1,000,000) and MicroTech Professionals Inc. ($625,000). Common Stock of Thinkpath.Com Inc. will be issued for Cad Cam inc. at the prevailing market rate at the time of issuance. Common Stock of Thinkpath.Com Inc. will be issued for MicroTech Professionals at the lower of $3.75 and the average of the last sale price as quoted on NASDAQ for the 10 days prior to issuance. If the commons stock payable were to be converted at June 30, 2000 the number of common stock to be issued would be 483,631.

     The earnings per share calculation (basic and fully diluted) does not include any common stock for common stock payable, as the conversion ratio is unknown.

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
June 30, 2000
(Amounts expressed in US dollars)
(Unaudited)


     c)   Preferred Stock
          On December 30, 1999, 15,000 shares of Series A, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $1,500,000. The proceeds have been reduced by any issue expenses.

          On April 16, 2000, 2,500 shares of Series A, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $250,000. The proceeds have been reduced by any issue expenses.

          On April 16, 2000, 1,500 shares of Series B, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $1,500,000. The proceeds have been reduced by any issue expenses.

          The preferred stock are convertible into common stock at the option of the holders under certain conditions, at any time after the effective date of the registration statement. As of June 30, 2000, 2,053 preferred stock had been converted into common stock.

     d)   Warrants
          On December 30, 1999, 475,000 warrants were issued in conjunction with the private placement of the Series A, preferred stock. They are exercisable at any time and in any amount until December 30, 2004 at a purchase price of $3.24 per share.

          In connection with the Initial Public Offering, the underwriters received 100,000 warrants. They are exercisable at a purchase price of $5.00 per share.

          In connection with the private placement of Series B preferred stock 100,000 warrants were issued. They are exercisable at a purchase price of $3.58. Also in connection with the private placement of the Series B preferred stock 150,000 warrants were issued. They are exercisable at a purchase price of $3.30.

          In connection with the purchase of the investment in E-Wink 500,000 warrants were issued. They are exercisable at a purchase price of $3.24.

     e)   Stock Options
          The company has outstanding stock options issued in conjunction with its long-term financing agreements for 22,125 common stock and additional options issued to a previous employee of the company for 200,000 shares exercisable at $2.10.

          An additional 250,000 options to purchase common stock of the company were issued to related parties. The options are exercisable at $5.00.

          In connection with the acquisition of Cad Cam Inc. 100,000 options to purchase shares of the Company will be delivered in quarterly installments, starting January 1, 2000. Each option entitles the holder thereof to purchase one common stock of the Company. The first 25,000 options have an exercise price of $3.25 per common stock, and can be exercised at any time during the period up until December 31, 2000. The second 25,000 options have an exercise price of $2.62. The third 25,000 options have an exercise price of $2.87. The final 25,000 options shall have an exercise price equal to the lowest trading price of the Company's shares during the period between July 1, 2000 and September 30, 2000.

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
June 30, 2000
(Amounts expressed in US dollars)
(Unaudited)


          In July 1998, the directors of the Company adopted and the stockholders approved the adoption of the Company's 1998 Stock option plan.

          In May 2000, the directors of the Company adopted and the stockholders approved the adoption of the Company's 2000 Stock option plan. The plan provides for 435,000 options at an exercise price of $3.25 per share. The options vest over a three-year period and expire May 9, 2005.

                                                                   Options
                                                                   -------

          Options outstanding at January 1, 1999                    222,125

          Options granted to key employees and directors            250,000
                                                                  ---------

          Options outstanding at December 31, 1999                  472,125

          Options granted to employees and Officers                 920,000
                                                                  ---------

          Options Outstanding at June 30, 2000                    1,392,125
                                                                  =========

4.   SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Thinkpath.Com Inc. acquired all the capital stock of ObjectArts Inc. U.S for $346,310. The acquisition was funded as follows:

                                                                        $
     Fair Value of Assets acquired                                  365,848
     Liabilities Assumed                                           (349,928)
     Goodwill                                                       330,390
     Cash paid for Capital Stock                                   (346,310)
                                                                   --------
                                                                        -0-
                                                                   --------

     Thinkpath.Com Inc. acquired all the capital stock of ObjectArts Inc. Canada for $1,977,225. The acquisition was funded by the issuance of 527,260 common stock.

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
As at June 30, 2000
(Amounts expressed in US dollars)
(Unaudited)


     ThinkPath.Com Inc. acquired all the capital stock of MicroTech Professionals Inc. for $4,500,000. The acquisition was funded as follows:

                                                                      $
     Fair Value of Assets acquired                               1,255,515
     Liabilities Assumed                                       (   214,714)
     Goodwill                                                    3,459,199
     Cash Paid For Capital Stock                               ( 1,250,000)
     Common Stock Issued                                       (   500,000)
     Notes Payable                                             ( 1,250,000)
     Accounts Payable                                          (   875,000)
     Common Stock Payable                                      (   625,000)
                                                               -----------
                                                                        --
                                                               ===========
5.   TRANSACTIONS WITH RELATED COMPANIES

     a) In the first quarter of fiscal 2000, the Company received fees from MicroTech professionals (prior to their acquisition) in the amount of $500,000 and the company paid certain expenses on behalf of MicroTech Professionals Inc. totalling $260,000.

     b) During the second quarter of 2000, Thinkpath.Com transferred $762,000 in GTS capitalized costs to the associated company E-Wink Inc. The costs represent the value given to the key source code of GTS which will be used by E-Wink. Thinkpath currently owns 80% of E-Wink Inc. which it is holding as a short-term investment.

6.   BASIC EARNINGS PER COMMON STOCK

     Basic earnings per common stock is computed by dividing net income by the weighted average number of common stock outstanding. The fully diluted number of common stock outstanding for the three-month period ending June 30, 2000 was 5,733,567 and for the six-month period ending June 30, 2000 was 5,583,221.

7.   SEGMENTED INFORMATION

     a)   Sales by Geographic Area

                                    Three        Three         Six         Six
                                   Months       Months      Months      Months
                                    ended        ended       ended       ended
                                  June 30      June 30     June 30     June 30
                                     2000         1999        2000        1999
                                     $            $           $           $

     Canada                     3,952,327    3,634,674   7,746,613   7,963,357
     United States of America   8,134,558    1,657,765  14,067,327   3,632,066
                               ----------   ----------  ----------  ----------
                               12,086,885    5,292,439  21,813,940  11,595,423
                               ==========   ==========  ==========  ==========

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
June 30, 2000
(Amounts expressed in US dollars)
(Unaudited)


     b)   Net Income by Geographic Area

                                    Three        Three         Six         Six
                                   Months       Months      Months      Months
                                    ended        ended       ended       ended
                                  June 30      June 30     June 30     June 30
                                     2000         1999        2000        1999
                                     $            $           $           $

     Canada                      (487,194)     152,164    (560,346)    112,125
     United States of America     722,331       69,402     908,294      51,140
                               ----------   ----------  ----------  ----------
                                  235,137      221,566     347,948     163,265
                               ==========   ==========  ==========  ==========

     c)   Identifiable Assets by Geographic Area

                                                      June 30       December 31
                                                         2000              1999
                                                         $                 $

     Canada                                           7,663,772       7,972,275
     United States of America                        19,679,134      12,434,777
                                                     ----------      ----------
                                                     27,342,906      20,407,052
                                                     ==========      ==========

     d)   Revenue and Gross Profit by Operating Segment

                                    Three        Three         Six         Six
                                   Months       Months      Months      Months
                                    ended        ended       ended       ended
                                  June 30      June 30     June 30     June 30
                                     2000         1999        2000        1999
                                     $            $           $           $

     Revenue
     Information Technology
       Placement                4,705,389    3,634,674   7,959,882    7,963,357
     Engineering Placement      4,988,221          -0-  10,133,863          -0-
     Technical Training         2,393,275    1,658,065   3,720,195    3,632,066
                               ----------   ----------  ----------   ----------
                               12,086,885    5,292,439  21,813,940   11,595,423
                               ==========    =========  ==========   ==========

     Gross Profit
     Information Technology
       Placement                2,098,870    1,492,834   4,333,836    2,974,744
     Engineering Placement      1,772,011         -0-    3,291,931          -0-
     Technical Training           866,572      746,637     931,692    1,487,810
                               ----------   ----------  ----------   ----------
                                4,737,453    2,239,471   8,557,459    4,462,554
                               ==========    =========  ==========   ==========

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
June 30, 2000
(Amounts expressed in US dollars)
(Unaudited)


     e)   Revenue from Major Customers

          No single customer consisted of more than 10% of the revenues.

     f)   Purchases from Major Suppliers

          There were no significant purchases from major suppliers in either 2000 or 1999.

8.   COMPREHENSIVE INCOME

     The Company has adopted the Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of June 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholder's equity. The components of comprehensive income are as follows:

                                         Three           Six
                                        Months        Months
                                         Ended         Ended
                                       June 30       June 30
                                          2000          2000
                                          $             $

     Net Income                        235,137       347,948
     Other comprehensive income
       (loss):
     Foreign Currency Translation
       Adjustments                     (25,008)      (26,634)

     Comprehensive Income              210,129       321,314
                                       =======       =======
     The components of accumulated other comprehensive income (loss) are as follows:

     Accumulated other comprehensive loss, December 31, 1999        $(47,306)

     Foreign currency translation adjustments for the three
             month period ended March 31, 2000                        (1,626)
                                                                    --------
     Accumulated other comprehensive loss, March 31, 2000            (48,932)

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
June 30, 2000
(Amounts expressed in US dollars)
(Unaudited)

     Foreign currency translation adjustments for the three month      (25,008)
             Period ended June 30, 2000                                 ------

     Accumulated other comprehensive loss, June 30, 2000               (73,940)
                                                                        ======
     The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars which is done only for the convenience of the reader.


9.   SUBSEQUENT EVENTS

     a) The Company has signed a number of letters of intent and expressions of interest with corporations operating in various cities in North America. At this time, due to confidentiality agreements, the Company is not at liberty to disclose the identity or terms and conditions of these acquisitions.

     b) Subsequent to June 30, 2000, the company raised $2,000,000 gross proceeds (approximately $1,640,000 net proceeds) in a private placement of common stock plus a warrant entitling the holder to one half common stock exercisable under the terms and conditions set forth in Item 5 of the 10-QSB.

     c) Subsequent to June 30, 2000, the company issued an additional $500,000 (approximately $425,000 net proceeds) of Series A preferred stock.

     d) After June 30, 2000 the company entered into an agreement with Bank One for an operating line of $7,000,000 payable on demand, secured by Accounts Receivable. This operating line replaces all other operating lines that were in effect at June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Thinkpath.com Inc. contained elsewhere in this Form 10-QSB. The statements contained in this Form 10-QSB that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding ThinkPath.com Inc.'s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include ThinkPath.com Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB are based on information available to ThinkPath.com Inc. on the date hereof, and ThinkPath.com Inc. assumes no obligation to update any such forward-looking statement. It is important to note that ThinkPath.com Inc.'s actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form-10QSB are in US dollars unless otherwise indicated.

Overview

     ThinkPath.com Inc. (the "Company"), a corporation formed under the laws of the Province of Ontario, Canada, is a global provider of information technology and engineering recruiting, project outsourcing, technical training and consulting and ASP-based skills management technology. The Company's customers include high profile software development, financial services, banking, telecommunications, government and information technology companies, including but not limited to, Bank of Montreal, Bell Canada, Goldman Sachs, Chapters, Lucent Technologies, Cummins Engine, General Motors, Merrill Lynch, Xerox Corporation, General Electric, American Express and Universal Industrial Corp.
(ESI).

     A substantial part of the Company's growth has been achieved through acquisitions. For the period commencing on January 1, 2000 and ending on June 30, 2000, the Company completed the acquisitions of Object Arts Inc., which was accounted for using the pooling-of-interests method of accounting, and MicroTech Professionals, Inc. which was accounted for using the purchase method of accounting method. In connection with these acquisitions, the Company issued an aggregate of 660,593 shares of its common stock in exchange for: (i) all of the issued and outstanding common stock of Object Arts, Inc.; and (ii) all of the issued and outstanding shares of common stock of Micro Tech Professionals, Inc.

     In March 2000, the Company issued 300,000 shares of its common stock in exchange for 80% of the issued and outstanding common stock of E-Wink, Inc. The acquisition of E-Wink, Inc. has been reflected as an Investment Held for Resale. E-Wink, Inc. is currently developing platform technology that will match corporations seeking venture capital with venture capital firms. E-Wink, Inc.
is in the process of raising equity and, as a result, the Company's equity interest in E-Wink, Inc. may be reduced.

Results of Operations For Each of the Three and Six Months Ended June 30, 2000 and 1999

Revenue

     Revenue for the three months ended June 30, 2000 increased by $6,800,000 or 128% to $12,100,000, as compared to $5,300,000 ended for the three months ended June 30, 1999. The increase is primarily due to added revenues of Cad Cam, Inc. and MicroTech Professionals, Inc. Cad Cam Inc. was acquired in September 1999 and had sales of $5,000,000 for the three months ended June 30, 2000. MicroTech Professionals, Inc. was acquired effective April 1, 2000 and had sales of $1,740,000 for the three months ended June 30, 2000. As a result of these acquisitions, the Company's revenues from the United States for the three months ended June 30, 2000 increased by $6,500,000, or 391%, to $8,130,000, as compared to $1,660,000 for the three months ended June 30, 1999.

     Revenue for the six months ended June 30, 2000 increased by $10,210,000 or 88%, to $21,810,000, as compared to $11,600,000 for the six months ended
June 30, 1999. The increase is primarily attributable to the added revenues of Cad Cam, Inc. and MicroTech Professionals, Inc. Cad Cam ,Inc. was acquired in September 1999 and had sales of $10,160,000 for the six months ended June 30, 2000. MicroTech Professionals, Inc. was acquired effective April 1, 2000 and had sales of $1,740,000 for the three months ended June 30, 2000. As a result of these acquisitions, the Company's revenues from the United States for the six months ended June 30, 2000 increased by $10,440,000, or 288%, to $14,070,000, as compared to $3,630,000 for the six months ended June 30, 1999.

Cost of Services Sold

     The costs of services sold for the three months ended June 30, 2000 increased by $4,300,000 or 141%, to $7,350,000, as compared to $3,050,000 for the three months ended June 30, 1999. This increase was due to the increased volume of contract services, largely a result of the acquisitions of Cad Cam, Inc. and Micro Tech Professionals, Inc. As a percentage of revenue, the cost of services sold increased to 61% in 2000 from 58% in 1999, as a result of the increase in Cad Cam Inc.'s engineering contracts which have lower margins than information technology contracts.

     The costs of services sold for the six months ended June 30, 2000 increased by $6,130,000, or 86%, to $13,260,000, as compared to $7,130,000 for the six months ended June 30, 1999. This increase was due to the increased volume of contract services, largely a result of the acquisitions of Cad Cam, Inc. and MicroTech Professionals, Inc. As a percentage of revenue, the cost of services sold decreased from 62% in 1999 to 61% in 2000, as a result of the acquisition of ObjectArts Inc. and the higher margins afforded to technical training.

Gross Profit

     Gross profit for the three months ended June 30, 2000 increased by $2,500,000 or 112%, to $4,740,000, as compared to $2,240,000 for the three months ended June 30, 1999. This increase was attributable to the aforementioned increase in revenue during the three months ended June 30, 2000. As a percentage of revenue, gross profit decreased from 42% for the three months ended June 30, 1999 to 39% for the three months ended June 30, 2000. This decrease is a result of the lower margins on engineering contracts.

     Gross profit for the six months ended June 30, 2000 increased by $4,100,000, or 92%, to $8,560,000, as compared to $4,460,000 for the six months ended June 30, 1999. This increase was attributable to the aforementioned increase in revenue during the six months ended June 30, 2000. As a percentage of revenue, gross profit increased to 39% for the six months ended June 30, 2000 from 38% for the six months ended June 30, 1999.

Operating Expenses

     Operating expenses include expenses for administrative and management benefits and salaries, advertising and promotion, office and general, interest, professional fees and occupancy costs. Operating expenses for the three months ended June 30, 2000 increased by $2,140,000, or 108%, to $4,110,000, as compared to $1,970,000 for the three months ended June 30, 1999. This increase was primarily attributable to the increase in administrative expenses at the corporate level required to support the increasing number of locations and volume of transactions. As a percentage of revenue however, operating expenses decreased from 37% for the three months ended June 30, 1999 to 34% for the three months ended June 30, 2000.


     Operating expenses for the six months ended June 30, 2000 increased by $3,330,000, or 80%, to $7,450,000, as compared to $4,150,000 for the six months ended June 30, 1999. This increase was primarily attributable to the increase in administrative expenses at the corporate level required to support the increasing number of locations and volume of transactions. As a percentage of revenue however, operating expenses decreased from 36% for the six months ended June 30, 1999 to 34% for the six months ended June 30, 2000.

Net Income

      Net income for the three months ended June 30, 2000 increased by $15,000 or 7%, to $235,000, as compared to $220,000 for the three months ended June 30, 1999. As a percentage of revenue, net income decreased from 4% for the three months ended June 30, 1999 to 2% for the three months ended June 30, 2000. Amortization expense increased $390,000 or 884% from $44,000 for the three months ended June 30, 1999 to $430,000 for the three months ended June 30, 2000. This increase is primarily attributable to the increase in capital assets, the increase in the acquisition of other assets, and the increase of goodwill. Interest expense increased $250,000 or 500% to $300,000 for the three months ended June 30, 2000 from $50,000 for the six months ended June 30, 1999. This increase is a result of the Company's increase in short-term and long-term debt.

     Net income for the six months ended June 30, 2000 increased by $190,000 or 119%, to $350,000, as compared to $160,000 for the six months ended June 30, 1999. As a percentage of revenue, net income increased to 1.6% for the six months ended June 30, 2000 from 1.4% for the six months ended June 30, 1999. Amortization expense increased $570,000 or 407% from $140,000 for the six months ended June 30, 1999 to $710,000 for the six months ended June 30, 2000. This increase is primarily attributable to the increase in capital assets, the increase in the acquisition of other assets, and the increase of goodwill. Interest expense increased $230,000 or 121% to $420,000 for the six months ended June 30, 2000 from $190,000 for the six months ended June 30, 1999. This increase is a result of the Company's increase in short-term and long-term debt.

Liquidity and Capital Resources

     The Company's primary sources of cash and cash flow from operations are its credit lines with Toronto Dominion Bank and Provident Bank and proceeds from a private placement. At June 30, 2000, the Company had cash and cash equivalents of $3,130,000 and a working capital deficiency of $190,000. During the six months ended June 30, 2000, the Company had a cash flow deficiency from operations of $1,300,000, due primarily to an increase in accounts receivable. At June 30, 1999, the Company had cash and cash equivalents of $4,000,000 and working capital of $3,380,000. During the six months ended June 30, 1999 the Company had a cash flow deficiency from operations of $3,670,000, due primarily to an increase in short-term investments.

     The Company's financing activities include borrowings and repayments under its bank financing agreements, issuance of and payments against installment notes used to finance acquisitions. For the six months ended June 30, 2000, the Company had cash flow from financing activities of $3,280,000, attributable to an increase in bank indebtedness of $1,150,000 and proceeds of $1,580,000 from the issuance of preferred stock. For the six months ended June 30, 1999, the Company had cash flow from financing activities of $4,600,000, attributable to an increase in bank indebtedness of $1,120,000 and proceeds of $3,600,000 from the issuance of common stock.

     The Company's arrangement with the Toronto-Dominion Bank allows for an operating line, payable on demand, of up to $1,400,000. At June 30, 2000, there was $1,300,000 outstanding on this line. In addition, the Company has an operating line with Provident Bank, payable on demand, up to a maximum of $5,000,000. At June 30, 2000, there was $3,940,000 outstanding on the line with Provident Bank. At June 30, 2000, the Company had a total of $600,000 due to the Business Development Bank of Canada pursuant to seven separate loans.

     On July 27, 2000, the Company signed an agreement with Bank One for an operating line of $7,000,000, payable on demand, and secured by the Company's assets. Effective July 27, 2000, the Company cancelled its operating lines with Toronto Dominion Bank and Provident Bank.

     During the six months ended June 30, 2000 the Company had a cash flow deficit from investing activities of $2,810,000, attributable to the acquisition of capital assets and other assets related to Njoyn formerly known as the GTS (the Company's proprietary Internet-based recruiting and information management tool), infrastructure buildup and cash payments for subsidiaries. During the six months ended June 30, 1999, the Company had a cash flow deficit from investing activities of $820,000, attributable to the acquisition of capital assets.

     The Company's working capital requirements consist primarily of the financing of accounts receivable. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving lines of credit will be sufficient to support its working capital needs, its fixed payments and other short-term obligations. The Company will continue to identify and participate in financing activities on a debt or equity basis to fund its internal growth, marketing and development of Njoyn and strategic acquisitions.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


     The Company is not involved in any material legal proceedings.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 1, 2000, the Company acquired MicroTech Professionals, Inc., a Boston-based recruitment firm specializing in technical documentation specialists and technical trainers. The Company purchased 100% of the issued outstanding common stock of MicroTech Professionals Inc. for a maximum amount of $4,500,000, subject to specific performance criteria being met, in a combination of cash, note payable and $1,125,000 worth of the Company's common stock.

     On April 16, 2000, the Company issued: (i) 1,500 shares of B Preferred Stock (as defined below); and (ii) 300,000 B Warrants (as defined below), in consideration of $1,500,000 pursuant to a private placement offering. The shares of B Preferred Stock and B Warrants are subject to terms and conditions as described below in Item 4.

     In addition, On April 16, 2000, the Company issued: (i) 2,500 shares of A Preferred Stock (as defined below), and (ii) 50,000 B Warrants (as defined below), pursuant to a private placement offering. The 50,000 B Warrants issued in the offering are exercisable at any time and in any amount until April 16, 2005 at a purchase price of $3.71 per share. The shares of A Preferred Stock and B Warrants are subject to the terms and conditions as described below in Item 4.

     Pursuant to the Company's December 30, 1999 private placement offering of shares of A Preferred Stock and A Warrants, the investors in the offering are obligated to purchase from the Company, at the Company's option, an additional $500,000 worth shares of A Preferred Stock and A Warrants, on the same terms and conditions. On June 27, 2000, the Company exercised its option and issued 5,000 shares of Series A Preferred Stock and 225,000 A Warrants in consideration of $500,000.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 12, 2000, the Company held the Annual Meeting of Shareholders at which the shareholders: (i) elected the Board of Directors of the Company for the ensuing year; (ii) ratified the appointment of Schwartz, Levitsky, Feldman, llp, as the Company's independent chartered accountants for the ensuing year;
(iii) ratified the adoption of the Company's 2000 Stock Option Plan; and (iv) ratified the issuance of more than 717,246 shares of the Company's common stock, if necessary, upon (a) the conversion of the Company's Series B Eight Percent (8%) Cumulative Convertible Preferred Stock, (b) the conversion of the Company's Series A Eight Percent (8%) Cumulative Preferred Stock, and (c) the exercise of common stock purchase warrants.

(i) The following directors were elected to the Board of Directors of the Company and received the votes indicated:

                                            For                  Withheld

Declan A. French                            2,905,016            5,355
Kelly Hankinson                             2,904,766            5,605
Roger W. Walters                            2,904,016            6,355
Marilyn Sinclair                            2,904,766            5,605
John Dunne                                  2,905,016            5,355
Arthur S. Marcus                            2,905,016            5,355
Ronan McGrath                               2,904,016            5,355


     Set forth below is a biographical description of each of the Company's directors elected at the Company's Annual Meeting of Shareholders held on June 12, 2000:

     Declan A. French, has served as the Company's Chairman of the Board of Directors and Chief Executive Officer since the Company's inception in February 1994. Prior to founding the Company, Mr. French was President and Chief Executive Officer of TEC Partners Ltd., an information technology recruiting firm in Toronto, Canada. Mr. French has a diploma in Psychology and Philosophy from the University of St. Thomas in Rome, Italy.

     Kelly Hankinson, has served as the Company's Chief Financial Officer, Secretary and Treasurer since May 2000. Ms. Hankinson served as the Company's Group Controller from February 1994 to May 2000. Ms. Hankinson has a Masters Degree and a Bachelors Degree from York University.

     Roger W. Walters, has served on the Company's Board of Directors and as Executive Vice President of U.S. Operations since September 16, 1999, the date the Company acquired Cad Cam, Inc. Mr. Walters served as President of Cad Cam, Inc. since 1988 and was its majority shareholder prior to its sale to the Company in September 16, 1999. Mr. Walter has a Masters degree in Mechanical Engineering.

     Marilyn Sinclair, has served as the Company's Vice President and President
- Object Arts since January 1, 2000, the date the Company acquired Object Arts, Inc. Ms. Sinclair served as the president of Object Arts Inc. since 1993. Ms. Sinclair has over eight (8) years experience in the technical training industry, with a strong background in management and human resources. In 1997, Ms. Sinclair was chosen as runner-up for the Canadian Woman Entrepreneur of the Year award.

     John Dunne, has served on the Company's Board of Directors since June 1998. Mr. Dunne has been Chairman and Chief Executive Officer of the Great Atlantic & Pacific Company of Canada, Ltd. since August 1997, where he also served as President and Chief Operating Officer from September 1996 until August 1997. From November 1995 until September 1996, Mr. Dunne was Chairman and Chief Executive Officer of Food Basics Ltd. Prior to that, he had served as Vice Chairman and Chief Merchandising Officer of Great Atlantic & Pacific Company of Canada, Ltd.

     Arthur S. Marcus, has served on the Company's Board of Directors since April 2000. Mr. Marcus is a partner at the New York law firm of Gersten, Savage & Kaplowitz, LLP, the Company's United States securities counsel. Mr. Marcus joined Gersten, Savage & Kaplowitz, LLP in 1991 and became a partner in 1996. Mr. Marcus specializes in the practice of United States Securities Law and has been involved in approximately fifty (50) initial public offering and numerous mergers and acquisitions. Mr. Marcus played and instrumental role in the Company's initial public offering in June 1999. Mr. Marcus received a Juris Doctorate from Benjamin N. Cardozo School of Law in 1989.

     Ronan McGrath, has been the Chief Information Technology Officer of Rogers Communications Inc. and the President of Rogers Shares Services Inc., since their inceptions in 1996. Mr. Ronan was the Chief Information Technology Officer of Canadian National Railways from 1992 to 1996 and was a Senior Manager of Arthur Andersen from 1977 to 1979. Mr. Ronan was awarded the Canadian Chief Information Technology Officer of the Year Award in 1995. Mr. Ronan currently serves on Compaq Computer's Board of Advisers and is a member of the Board of Directors of The Information Technology Association of Canada.

     (ii) The appointment of Schwartz, Levitsky Feldman, llp, to serve as the Company's independent chartered accountants for the ensuing year was approved by the votes indicated:

     For:          2,905,971
     Against:      4,100
     Abstain:      300
     Non-votes:    0

     (iii) The adoption of the Company's 2000 Stock Option Plan was approved by the votes indicated:

     For:          1,925,970
     Against:      17,525
     Abstain:      1,200
     Non-votes:    956,676

     The Company's 2000 Stock Option Plan, authorizing the issuance of options to purchase up To 435,000 shares of the Company's common stock, was adopted by the Board of Directors on April 27, 2000. As of the date of this Form 10-QSB, 435,000 options to purchase shares of the Company's common stock have been granted to the Company's employees, directors and outside consultants under the 2000 Stock Option Plan.

     The 2000 Stock Option Plan will be administered by the Company's Compensation Committee, which will determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of the Company's common stock issuable upon the exercise of the options and the option exercise price.

     The 2000 Stock Option Plan is effective for a period of ten years, expiring in 2010. Options to acquire 435,000 shares of the Company's common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide the Company with their skills and expertise. The 2000 Stock Option Plan is designed to enable management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the 2000 Stock Option Plan may be exercisable for up to ten years, generally require a minimum three year vesting period, and shall be at an exercise price all as determined by the Company's Compensation Committee provided that, the exercise price of any options may not be less than the fair market value of the shares of the Company's common stock on the date of the grant. Options are non-transferable, and are exercisable only by the participant (or by his or her guardian or legal representative) during his or her lifetime or by his or her legal representatives following death.

     If: (i) the Company shall not be the surviving entity in any merger, consolidation or other reorganization (or survives only as a subsidiary of an entity); (ii) the Company sells, leases or exchanges all or substantially all of its assets to any other person or entity; (iii) the Company is to be dissolved and liquidated; (iv) any person or entity, including a "group" as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires or gains ownership or control (including, without limitation, power to vote) of more than fifty (50%) of the outstanding shares of the Company's voting stock (based upon voting power); or (v) as a result of or in connection with a contested election of directors, the persons who were directors of the Company before such election shall cease to constitute a majority of the Board of Directors (each such event is referred to herein as a "Corporate Change"); no later than (a) ten (10) days after the approval by the Shareholders of the Company of such merger, consolidation, reorganization, sale, lease or exchange of assets or dissolution or such election of directors or (b) thirty days after a change of control of the type described in clause (iv), the Company's Compensation Committee, acting in its sole discretion without the consent or approval of any optionee, shall act to effect one or more of the following alternatives, which may vary among individual optionees and which may vary among options held by any individual optionee: (1) accelerate the time at which options then outstanding may be exercised so that such options may be exercised in full for a limited period of time on or before a specified date (before or after such Corporate Change) fixed by the Company's Compensation Committee, after which specified date all unexercised options and all rights of optionees thereunder shall terminate; (2) require the mandatory surrender to the Company by selected optionees of some or all of the outstanding Options held by such optionees (irrespective of whether such options are then exercisable under the provisions of the 2000 Stock Option Plan) as of a date before or after such Corporate Change, specified by the Company's Compensation Committee, in which event the Company's Compensation Committee shall thereupon cancel such options and the Company shall pay to each optionee an certain amount of cash per share;
(3) make such adjustments to options then outstanding as the Company's Compensation Committee deems appropriate to reflect such Corporate Change (provided, however, that the Company's Compensation Committee may determine in its sole discretion that no adjustment is necessary to options then outstanding); or (4) provide that the number and class of shares covered by an option theretofore granted shall be adjusted so that such option shall thereafter cover the number and class of shares or other securities or property (including, without limitation, cash) to which the optionee would have been entitled pursuant to the terms of the agreement of merger, consolidation or sale of assets and dissolution if, immediately prior to such merger, consolidation or sale of assets, and dissolution, the optionee had been the holder of record of the number of shares of common stock then covered by such option.

     If a participant ceases affiliation with the Company by reason of death, permanent disability or retirement at or after age sixty five, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant ninety days to exercise the option, except for termination for cause, which results in immediate termination of the option.

     Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the 2000 Stock Option Plan, subject to applicable securities regulation.

     The 2000 Stock Option Plan may be terminated or amended at any time by the Company's Board of Directors, except that the number of shares of the Company's common stock reserved for issuance upon the exercise of options granted under the 2000 Stock Option Plan may not be increased without the consent of the Company's Shareholders.

     (iv) The ratification of the issuance of more than 717,246 shares of the Company's common stock, if necessary, upon: (i) the conversion of the Company's Series B Eight Percent (8%) Cumulative Convertible Preferred Stock; (ii) the conversion of the Company's Series A Eight Percent (8%) Cumulative Convertible Preferred Stock; and (iii) the exercise of common stock purchase warrants, was approved by the votes indicated:

     For:          1,927,320
     Against:      14,275
     Abstain:      3,100
     Non-votes:    956,676

     The National Association of Securities Dealers, Inc. ("NASD") rules require the Company to obtain shareholder approval for the issuance of securities involving the sale of twenty percent (20%) or more of its common stock at less than fair market value. The National Association of Securities Dealers Automated Quotation System ("Nasdaq") may de-list the securities of any issuer that fails to obtain such shareholder approval before the issuance of such securities. However, the corporate law of the Province of Ontario, the law under which the Company is incorporated, does not require any such Shareholder approval. Upon the effective dates of: (i) the conversion of the shares of Company's Series B Eight Percent (8%) Cumulative Convertible Preferred Stock; (ii) the conversion of the shares of Company's Series A Eight Percent (8%) Cumulative Convertible Preferred Stock; and (ii) the exercise of he common stock purchase warrants, the Company may issue more than twenty percent (20%) of its then issued and outstanding shares of its common stock.

     On April 16, 2000, the Company issued: (i) 1,500 shares of Series B Eight Percent ( 8% ) Cumulative Convertible Preferred Stock, no par value per share (the "B Preferred Stock"); and (ii) warrants to purchase up to an aggregate of 300,000 shares of our common stock (the "B Warrants"), in consideration of $1,500,000 pursuant to a private placement offering. Each share of B Preferred Stock has a stated value of $1,000 per share ("B Stated Value").

     The shares of B Preferred Stock are convertible into shares of the Company's common stock at the option of the holders the B Preferred Stock, at any time after issuance until such shares of the B Preferred Stock are redeemed by the Company, under certain conditions.

     The holders of the shares of B Preferred Stock are entitled to receive preferential dividends in cash, out of any of our funds legally available at the time of declaration of dividends before any other dividend distribution will be paid or declared and set apart for payment on any shares of the Company's common stock, or other class of stock presently authorized, at the rate of Eight Percent (8%) simple interest per annum on the B Stated Value plus any accrued but unpaid dividends, when as and if declared ("B Dividends"). The Company has the option to pay such B Dividends in shares of the Company's common stock to be paid (based on the B Stated Value) in full shares only, with a cash payment equal to any fractional shares.

     The number of shares of the Company's common stock into which the B Preferred Stock shall be convertible shall be equal to (i) the sum of (A) the B Stated Value and (B) at the holder's election, accrued and unpaid B Dividends on such shares, divided by (ii) the "B Conversion Price". The B Conversion Price shall be the lesser of (x) $3.375, or (y) eighty percent (80%) of the average of the three lowest "Closing B Bid Prices" for the ten trading days immediately preceding the conversion of the respective shares of the B Preferred Stock. The "Closing B Bid Price" is defined as the closing bid price as reported on the Nasdaq SmallCap Market or the principal market or exchange where our common stock is then traded as reported by Bloomberg.

     At any time that the number of the Company's shares of common stock issued
(A) upon conversion of the shares of B Preferred Stock and (B) in lieu of B Dividend payments, shall equal twenty percent (20%) or more the Company's outstanding common stock, the Company required to (x) redeem, at a price per share equal to (A) the quotient of (i) the B Stated Value plus all accrued but unpaid B Dividends and (ii) the B Conversion Price as if the B Preferred Stock has been converted on the date of redemption, multiplied by (B) the average Closing B Bid Price of our common stock for the five trading days immediately preceding the date of redemption.

     The 300,000 B Warrants issued in the offering are exercisable at any time and in any amount until April 16, 2005 at a purchase price of $3.71 per share.

     In addition, On April 16, 2000, the Company issued: (i) 2,500 shares of Series A Eight Percent (8%) Cumulative Convertible Preferred Stock, and (ii) 50,000 warrants to purchase common stock (the "A Warrants") , pursuant to a private placement offering. The 50,000 warrants issued in the offering are exercisable at any time and in any amount until April 16, 2005 at a purchase price of $3.71 per share.

     The shares of Series A Eight Percent (8%) Convertible Preferred Stock (the "A Preferred Stock") are convertible into shares of the Company's common stock at the option of the holders the A Preferred Stock, at any time after issuance until either: (i) such shares of A Preferred Stock are converted at the option of the Company; or (ii) such shares of A Preferred Stock are redeemed by the Company, under certain conditions, at any time after April 27, 2000, the effective date of the registration statement registering the shares of its common stock underlying the A Preferred Stock and the A Warrants issued, which the Company was required to file pursuant to the terms of the A Offering.

     The holders of the shares of A Preferred Stock are entitled to receive preferential dividends in cash, out of any funds of the Company legally available at the time of declaration of dividends before any other dividend distribution will be paid or declared and set apart for payment on any shares of the Company's common stock, or other class of stock presently authorized, at the rate of eight percent (8%) simple interest per annum on the A Stated Value per share (the "A Dividends"). The A Dividends are payable on a quarterly basis commencing on the quarter ending March 31, 2000 when as and if declared, provided however, that the A Dividends will be made in additional shares of A Preferred Stock at a rate of one share of A Preferred Stock for each $100 of such A Dividend not paid in cash. A Dividends may be paid at the Company's option with shares of A Preferred Stock only if the Company's common stock deliverable upon the conversion of the A Preferred Stock will have been included for public resale in an effective registration statement filed with the Securities and Exchange Commission on the dates such A Dividends are payable and paid to the holders. The A Dividends shall be cumulative whether or not earned and shall be cumulative from and after December 30, 1999.

     The number of shares of the Company's common stock into which the A Preferred Stock shall be convertible shall be equal to (i) the sum of (A) the A Stated Value per share and (B) at the holder's election, accrued and unpaid dividends on such share, divided by (ii) the "A Conversion Price". The A Conversion Price shall be the lesser of (x) $2.70, or (y) eighty percent (80%) of the average of the three lowest "A Closing Bid Prices" for the ten trading days immediately preceding the conversion of the respective shares of A Preferred Stock. The "A Closing Bid Price" shall mean the closing bid price as reported on the Nasdaq SmallCap Market or the principal market or exchange where the Company's common stock is then traded. The holders of the shares of A Preferred Stock may exercise their right to conversion only if the aggregate A Stated Value of the shares of A Preferred Stock to be converted is equal to at least $5,000, unless if at the time of such conversion, the aggregate A Stated Value of all of the shares of A Preferred Stock is less than $5,000, then the whole amount of the remaining shares of A Preferred Stock may be converted.

     At any time after April 27, 2000, the Company has the option to redeem any or all of the shares of A Preferred Stock by paying to the holders a sum of money equal to one hundred thirty five percent (135%) of the A Stated Value of the aggregate of the shares of A Preferred Stock being redeemed dollar amount of the accrued A Dividends, if the A Conversion Price of the shares of A Preferred Stock on the trading day prior to the date of redemption is less than $2.00.

     The A Warrants are exercisable at any time and in any amount until December 30, 2004 at a purchase price of $3.24 per share.

ITEM 5. OTHER INFORMATION

     On July 27, 2000, the Company consolidated its Canadian and United States banking and signed an agreement with Bank One for banking facilities and an operating line, payable on demand, of $7,000,000. The Company has cancelled its banking facilities and operating lines with Provident Bank and Toronto Dominion Bank.

     On June 20, 2000, the Company commenced a private placement offering of a minimum of $1,000,000 worth of units (the "Minimum Offering"), and a maximum of $3,000,000 worth of units (the "Maximum Offering"), each unit consisting of (i) one share of the Company's common stock (the "Shares"); and (ii) a redeemable warrant to purchase one-half of one share of the Company's Common Stock (the shares of common stock and the warrants are collectively referred to as "Units"). Each two warrants entitles the holder thereof to purchase one share of the Company's common stock at an exercise price ("Exercise Price") equal to 125% of the Purchase Price (as defined herein) for a period of five years from the date of the final Closing (as defined herein). The Company may call any unexercised warrants and require their exercise as follows if the shares of the Company's common stock, as reported on the Nasdaq SmallCap Market, close above the bid price indicated for any consecutive ten business days: (i) one-third of the warrants at $6.00 per share; (b) one-third of the warrants at $7.50 per share; and (c) one-third of the warrants at $9.00 per share. Each call must follow the next by a minimum of thirty days. Warrants that are not exercised when called will be forfeited.

     The price per Unit shall be the lesser of: (a) $3.00; or (b) a 10% discount to the closing bid price per share of the Company's Common Stock, as reported on the Nasdaq SmallCap Market, on the day immediately preceding the date of any closing (each closing referred to herein as a "Closing") of the offering (referred to herein as the "Purchase Price"). After the sale of the shares underlying the Units in an amount equal to 20% or more of the Company's issued and outstanding common stock as of the date of the private offering memorandum (739,342 shares), the remaining Units sold shall be held in escrow until such time as the Company has received shareholder approval in accordance with NASD Rule 4460.

     The Units will are being offered by KSH Investment Group, Inc. (the "Placement Agent") on a "best efforts, all or none" basis with respect to the Minimum Offering, and on a "best efforts" basis thereafter up to the Maximum Offering. The Company has agreed to pay the Placement Agent a cash commission equal to 8% of the aggregate purchase price of the Units sold in the offering (the "Placement Agent Fee"). The Company shall also pay the Placement Agent a non-accountable expense allowance equal to 1.5% of the aggregate purchase price of the Units sold in the offering (the "Expense Allowance"), plus the reasonable professional fees, which shall be no more than $50,000, and the actual disbursements of counsel to the Placement Agent (the "Counsel Fees"). The Company shall also issue to the Placement Agent's counsel, 2,500 warrants, each entitling the Placement Agent's counsel to purchase one share of the Company's common stock at an exercise price equal to 125% of the Purchase Price (the "Counsel Warrants"). The Counsel Warrants shall be exercisable for a period of five years from the date of the final Closing. In addition, the Company shall issue to the Placement Agent such number of warrants to purchase the Company's common stock equal to 5% of the aggregate principal amount of the shares underlying the Units sold in the Offering (the `Placement Agent Warrants") and up to 300,000 investment banking warrants, upon meeting certain conditions (the "Investment Banking Warrants"), each entitling the Placement Agent to purchase one share of the Company's common stock at an exercise price equal to 125% of the Purchase Price. The Placement Agent Warrants and the Investment Banking Warrants shall be exercisable for a period of five years from the date of the final Closing. The Placement Agent shall also be entitled to a fee of $100,000 should the Company terminate the offering prior to the final Closing. Additionally, the Company has agreed to pay the Placement Agent a cash commission equal to 5% of the aggregate proceeds received by the Company as the result of the exercise of any of the warrants underlying the Units or any of the Placement Agent Warrants (the "Warrant Call Fee"). Upon the final Closing, the Company is required to appoint a designee of the Placement Agent, who is reasonably acceptable to the Company, as a member of its Board of Directors.

     The Company has also agreed to pay Win Capital Corp. ("Win") a cash commission for the introduction of the Company to the Placement Agent equal to 2% of the aggregate purchase price of the Units sold in the Offering (the "Finder's Fee"). In addition, the Company has agreed to issue to Win 50,000 warrants to purchase the Company's common stock, each warrant entitling Win to purchase one share of the Company's Common Stock at an exercise price per share of common stock equal to 125% of the Purchase Price (the "Finder's Warrants"). The Finder's Warrants shall be exercisable for a period of five years from the date of the final Closing.

     The Company is obligated to use its "best efforts" to file with the Securities and Exchange Commission (the "SEC"), within sixty days following the final Closing, a registration statement on Form S-3 (or such other form as applicable) registering the resale of the shares, the shares of Common Stock issuable upon the exercise of the warrants, and the shares of common stock issuable upon the exercise of the Placement Agent Warrants, the Investment Banking Warrants, the Finder's Warrants and the Counsel Warrants (collectively referred to herein as the "Registrable Securities"). In addition, the Company has agreed, at the Company's expense, to keep such registration statement current until such time as all of the Registrable Securities are freely tradable under the Securities Act of 1933, as amended (the "Securities Act"). In the event the Company is unable to file or maintain such a registration statement, the holders of the Units will be entitled to receive such additional number of shares as shall be equal to 10% of the aggregate number of Units purchased by each such holder.

     Offers and sales of the Units are being made only to "accredited investors" as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The minimum purchase by any one investor is $50,000 worth of Units, except, fewer than $50,000 worth of Units may be sold at the discretion of the Company and the Placement Agent. The Company and the Placement Agent have reserved the right to increase the amount of the offering to a maximum of $5,000,000 without further notice to investors.

     The offering will continue until all of the Units have been sold or until the Company and the Placement Agent, in their mutual discretion, determine to close the offering, but in any event the offering will close no later no later than (i) September 20, 2000, unless extended for an additional ninety days upon the mutual consent of the Company and the Placement Agent and without notice to investors; or (ii) the date of the final Closing, whichever occurs first.

     On July 21, 2000 and August 1, 2000, the Company closed on $1,530,000 worth of Units and $414,000 worth of Units, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the six-month period ended March 31, 2000.

(c)  Exhibits.

     27     Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THINKPATH.COM INC.


Dated: August 14, 2000              By:  /s/ Kelly L. Hankinson
                                        ______________________________________
                                          Kelly L. Hankinson
                                          Chief Financial Officer

                                  EXHIBIT INDEX

27   Financial Data Schedule