Form 10QSB
period 2000-09-30
THINKPATH COM INC
filed 2000-11-20
CIK 1070630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

         For the transition period from ____________ to ________________

                        Commission file number __________

                               THINKPATH.COM INC.

        (Exact name of Small Business Issuer as Specified in Its Charter)


              Ontario                                       52-209027
------------------------------------                  --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)

55 University Avenue
Suite 505
Toronto, Ontario, Canada                                       M5J 2H7
-------------------------------------------                   ---------
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

         The number of shares outstanding of the registrant's Common Stock, No Par Value, on November 17, 2000 was 6,688,595 shares.

         Transitional Small Business Disclosure Format (check one):

Yes    X         No _____
       -------

                               THINKPATH.COM INC.
               SEPTEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                  PART I - FINANCIAL INFORMATION
                                                                                                             Page Number

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.......................       4,5
         Consolidated Interim Statements of Income
              for three and the the nine months ended September 30, 2000 and 1999........................        6
         Consolidated Interim Statements of Stockholders' Equity
              for the nine months ended September 30, 2000 and 1999.......................................       7
         Consolidated Interim Statements of Cash Flows
              for the nine months ended September 30, 2000 and 1999.......................................       8
         Notes to Consolidated Interim  Financial Statements..............................................       9
Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................................................       20

                                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................       24
Item 2.  Changes in Securities and Use of Proceeds........................................................       24
Item 3.  Defaults Upon Senior Securities..................................................................       25
Item 4.  Submission of Matters to a Vote of Security Holders..............................................       25
Item 5.  Other Information................................................................................       26
Item 6.  Exhibits and Reports on Form 8-K.................................................................       26

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THINKPATH.COM INC.
Interim Consolidated Balance Sheet
As of September 30, 2000 and December 31, 1999
(Amounts expressed in US dollars)
(Unaudited)

                                                                                                    (Restated)
                                                                              September 30         December 31
                                                                                      2000                1999
                                                                                        $                   $
                                     ASSETS

       CURRENT ASSETS
           Cash                                                                    784,204           1,904,588
           Short-term investments                                                  532,869             383,146
           Accounts receivable                                                   8,227,051           5,698,571
           Prepaid expenses                                                        458,468             720,754
           Inventory                                                               198,938                   -
           Income taxes receivable                                                 120,542                   -
                                                                                ----------           ---------

                                                                                10,322,072           8,707,059

       CAPITAL ASSETS                                                            3,498,857           3,366,885

       GOODWILL                                                                 11,104,629           6,960,272

       DUE FROM RELATED PARTY                                                      154,348             209,420

       OTHER ASSETS                                                              2,235,404           1,227,470

       LONG-TERM INVESTMENTS                                                     2,519,409                   -

       DEFERRED INCOME TAXES                                                       284,647                   -
                                                                                ----------           ---------














                                                                                30,119,366          20,471,106
                                                                                ==========          ==========




THINKPATH.COM INC.
Consolidated Interim Balance Sheet
As of September 30, 2000 and December 31, 1999
(Amounts expressed in US dollars)
(Unaudited)

                                                                                                   (Restated)
                                                                               September 30       December 31
                                                                                      2000               1999

                                                                                        $                  $
                                   LIABILITIES

       CURRENT LIABILITIES

           Bank indebtedness                                                     5,278,306           4,435,199
           Accounts payable                                                      2,420,000           3,109,901
           Deferred revenue                                                         67,858              10,098
           Income taxes payable                                                          -             112,023
           Dividend payable                                                         91,000                   -
           Current portion of long-term debt                                       461,718             373,129
           Current portion of note payable                                         864,032           1,300,000
                                                                                ----------           ---------
                                                                                 9,182,914           9,340,350

       DEFERRED INCOME TAXES                                                             -              99,472

       LONG-TERM DEBT                                                              998,618           1,320,838

       NOTE PAYABLE                                                              2,554,654           1,150,000
                                                                                ----------           ---------
                                                                                12,736,186          11,910,660
                                                                                ----------           ---------



                              STOCKHOLDERS' EQUITY

       CAPITAL STOCK                                                            17,753,759           8,717,572

       OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES

           Cumulative translation adjustment                                     (257,355)            (49,562)

       DEFICIT                                                                   (113,224)           (107,564)
                                                                                ----------           ---------
                                                                                17,383,180           8,560,446
                                                                                ----------           ---------


                                                                                30,119,366          20,471,106
                                                                                ==========          ==========



        The accompanying notes are an integral part of these consolidated interim financial statements.

THINKPATH.COM INC.
Consolidated Interim Statements of Income
For the three and nine months ended September 30, 2000 and 1999 (Amounts expressed in US dollars) (Unaudited)

                                                                           (Restated)                             (Restated)
                                                      Three Months        Three Months        Nine Months        Nine Months
                                                         ended                ended              ended              ended
                                                        Sept 30,            Sept 30,         Sept 30, 2000      Sept 30, 1999
                                                          2000                1999                 $                  $
                                                           $                    $
REVENUE                                                   9,935,619           5,131,261         32,629,218         16,066,794
COST OF SERVICES                                          6,224,758           3,357,525         19,771,530          9,786,801
                                                    ---------------    ----------------    ---------------    ---------------
GROSS PROFIT                                              3,710,861           1,773,736         12,857,688          6,279,993

Gain on short-term investments                               94,728                   -             94,728                  -
                                                    ---------------    ----------------    ---------------    ---------------
                                                          3,805,589           1,773,736         12,952,416          6,279,993
                                                    ---------------    ----------------    ---------------    ---------------
EXPENSES
  Administrative                                          1,541,180           1,449,121          5,116,716          3,690,165
  Selling                                                 1,785,978             931,673          5,605,362          2,638,498
                                                    ---------------    ----------------    ---------------    ---------------
                                                          3,327,158           2,380,794         10,722,078          6,328,663
                                                    ---------------    ----------------    ---------------    ---------------

INCOME (LOSS) BEFORE INTEREST &
AMORTIZATION                                                478,431           (607,058)          2,230,338           (48,670)

  Interest                                                  137,041             105,964            562,247            331,571
  Amortization                                              337,986             184,803          1,108,242            254,885
                                                    ---------------    ----------------    ---------------    ---------------

INCOME (LOSS) BEFORE THE
UNDERNOTED ITEMS                                              3,404           (897,825)            559,849          (635,126)

  Share of equity (loss) in subsidiary                    (246,236)                   -          (246,236)                  -
  Non-operational preferred stock discount                (200,000)                   -          (200,000)                  -
                                                    ---------------    ----------------    ---------------    ---------------
INCOME (LOSS) BEFORE INCOME TAXES                         (442,832)           (897,825)            113,613          (635,126)
Income taxes (recovery)                                      51,414            (52,219)           (31,406)           (65,299)
                                                    ---------------    ----------------    ---------------    ---------------
NET INCOME (LOSS)                                         (494,246)           (845,606)            145,019          (569,827)
                                                    ===============    ================    ===============    ===============
BASIC EARNINGS PER STOCK AFTER PREFERRED STOCK
DIVIDENDS                                                    (0.11)              (0.27)               0.00             (0.23)
                                                    ===============    ================    ===============    ===============
WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK OUTSTANDING                               5,109,111           3,088,642          4,525,622          2,510,040
                                                    ===============    ================    ===============    ===============
FULLY DILUTED EARNINGS
PER STOCK                                                    (0.11)              (0.27)               0.00             (0.23)
                                                    ===============    ================    ===============    ===============

              The accompanying notes are an integral part of these
                   consolidated interim financial statements.

THINKPATH.COM INC.

Consolidated Interim Statements of Stockholders' Equity

For the year ended December 31, 1999 and the nine months ended September 30, 2000 (Amounts expressed in US dollars) (Unaudited)

                                            Common      Preferred
                                             Stock          Stock                                    Cumulative
                                         Number of      Number of        Paid in        Retained    Translation
                                            Shares         Shares         Capital       Earnings     Adjustment
                                     -------------  -------------  --------------  -------------  -------------
                                                                           $              $              $
        Balance as of
           December 31, 1998
           (restated)                    2,567,877            10      1,678,566      (121,883)      (139,026)
        Issuance of common stock         1,370,767          --        4,787,788          --             --

        Common stock payable                  --            --        1,000,000          --             --

        Issuance of preferred stock           --          15,000      1,152,142          --             --


        Foreign currency translation          --            --             --            --           89,533

        Net income for the period             --            --             --          14,319           --
                                        ----------    ----------     ----------    ----------     ----------

        Balance as of

          December 31, 1999              3,938,644        15,010      8,618,496      (107,564)       (49,493)

 Issuance of common stock                1,969,209          --        4,950,604          --             --
        Common stock payable                  --            --          625,000          --             --

        Issuance of preferred stock           --           9,000      2,899,980          --             --

        Preferred stock converted          678,106       (10,827)          --            --             --

        Foreign currency translation          --            --             --            --         (207,862)

        Preferred stock dividend              --            --           59,679      (150,679)          --

        Net income for the period             --            --             --         145,019           --
                                        ----------    ----------     ----------    ----------     ----------
        Balance as of

        September 30, 2000               6,585,959        13,183     17,753,759      (113,224)      (257,355)
                                        ==========    ==========     ==========    ==========     ==========



   The accompanying notes are an integral part of these consolidated interim financial statements.

THINKPATH.COM INC.
Consolidated Interim Statements of Cash Flows
For the nine months ended September 30, 2000 and 1999 (Amounts expressed in US dollars)
(Unaudited)

                                                                                                 (Not Restated)
                                                                                         2000             1999
                                                                                  -----------      -----------
                                                                                           $                $
       Cash flows from operating activities:

           Net income                                                                 145,019          657,331
                                                                                  -----------      -----------
           Adjustments to reconcile net income
             to net cash (used in) provided by operating activities:
              Gain on short-term investments                                         (94,728)                -
              Share of equity loss in subsidiary                                      246,236                -
              Non-operational preferred stock discount                                200,000                -
              Short-term investment received in lieu of services rendered            (14,933)                -
              Long-term investment received in lieu of services rendered            (230,111)                -
               Amortization                                                           809,500          674,833
               Amortization of goodwill                                               298,742                -
               Amortization of deferred contract                                       90,000                -
               Decrease (increase) in accounts receivable                         (2,715,629)      (4,210,088)
    Decrease (increase) in prepaid expenses                                           243,513        (442,821)
               Decrease (increase) in income taxes receivable                        (74,739)                -
    Decrease (increase) in inventory                                                (200,612)        (109,347)
    Increase (decrease) in accounts payable and deferred revenue                    (546,641)        1,965,940
               Decrease (increase) in income taxes payable                          (109,705)           54,426
    Decrease (increase) deferred income taxes                                       (384,455)                -
                                                                                  -----------      -----------
           Total adjustments                                                      (2,483,562)      (2,067,057)
                                                                                  -----------      -----------
           Net cash (used in) operating activities                                (2,338,543)      (1,409,726)
                                                                                  -----------      -----------
       Cash flows from investing activities:

           Purchase of capital assets                                               (941,472)      (2,219,716)
           Disposal (purchase) of other assets                                        223,835        (396,873)
Cash payment for subsidiaries                                                     (1,648,557)                -
           Acquisition of Goodwill                                                          -      (5,438,039)
           Cash payment for long-term investments                                 (2,535,492)                -
                                                                                  -----------      -----------
           Net cash (used in) investing activities                                (4,901,686)      (8,054,628)
                                                                                  -----------      -----------

       Cash flows from financing activities:
           Cash received on due from related party                                     49,440                -
           Cash (paid) received on notes payable                                    1,048,151        2,500,000
           Cash (paid) received on long-term debt                                   (186,288)           53,086
           Proceeds from issuance of common stock                                   2,333,716        4,733,520
           Proceeds from issuance of preferred stock                                1,999,980                -
           Increase in deferred charges                                                     -           20,904
           Increase in bank indebtedness                                              843,107        3,495,128
                                                                                  -----------      -----------
           Net cash provided by financing activities                                6,088,106       10,802,638
                                                                                  -----------      -----------
       Effect of foreign currency exchange rate changes                                31,739                -
                                                                                  -----------      -----------
       Net increase (decrease) in cash and cash equivalents                       (1,120,384)        1,338,284
       Cash and cash equivalents
           -  Beginning of period                                                   1,904,588                -
                                                                                  -----------      -----------
           -  End of period                                                           784,204        1,338,284
                                                                                  ===========      ===========
       Interest paid                                                                  562,247          355,758
                                                                                  ===========      ===========
       Income taxes paid                                                              117,190                -
                                                                                  ===========      ===========


        The accompanying notes are an integral part of these consolidated interim financial statements.

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
September 30, 2000
(Amounts expressed in US dollars)
(Unaudited)

1.       BACKGROUND INFORMATION

         a)      Principles of Consolidation

         For the period January 1, 1997 through September 30, 2000, the company completed five acquisitions, which were accounted for under the purchase method, and two combinations, which were accounted for as pooling of interests. The combination of Object Arts Inc. was completed prior to March 31, 2000. In connection with this transaction the company issued 527,260 shares of its common stock for all of the outstanding common stock of the combined company. The combination of TidalBeach Inc. was completed prior to September 30, 2000. In connection with this transaction, the company issued 250,000 shares of its common stock for all of the outstanding common stock of the combined company.

         Accordingly, the consolidated interim financial statements included herein for the 1999 periods have been retroactively restated to reflect the combinations.

         b)      Change of Name

         The Company changed its name to Thinkpath.Com Inc. on February 24,
         2000.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         b)      Business Combinations

         Business Combinations that have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition.

         Other business combinations have been accounted for under the pooling-of-interests method of accounting. In such cases, the assets, liabilities and stockholders' equity of the acquired entities were combined with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the merger unless the effect of the business combination is not material to the financial statements of the Company.

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
September 30, 2000
(Amounts expressed in US dollars)
(Unaudited)

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

         d)      Acquisition Costs for Investee Corporations

         The acquisition costs include the purchase consideration, fees to third parties for services rendered, and all expenses related to the acquisitions.

3.       ACQUISITONS AND COMBINATIONS

         a) The combination of Object Arts Inc. was effected through the issuance of common stock with a value of $1,977,000 on the date of closing.

         b) MicroTech Professionals Inc. was acquired effective April 1, 2000 for $4,500,000. This amount will be paid in two installments, based on certain requirements to be met by MicroTech Professionals Inc.

                  First Installment: 133,333 common stock issued on closing, $1,250,000 cash paid on closing, $750,000 3 year promissory note bearing interest at1/2% above prime paid semi-annually issued on closing.

                  Second Installment: $625,000 in common stock, $875,000 cash, $500,000 3-year promissory note bearing interest at 1/2% above prime paid semi-annually. The second installment is contingent on the December 31, 2000 audited financial statements of MicroTech Professionals Inc.

         c) The combination of TidalBeach Inc. was effected through the issuance of common stock with a value of $540,000 on the date of closing.


4.       CAPITAL STOCK

         a)       Authorized:
                  15,000,000 Common Stock, no par value

                  1,000,000 Preferred Stock, issuable in series, rights to be determined by the Board of Directors


         b)       Issued:

                                                                    September 30                   December 31
                                                                            2000                          1999
                                                                               $                             $

                  Issued 6,585,959 Common Stock                       13,222,076                     6,236,196
                  (3,938,644 as of December 31, 1999)
                   Issued 13,183 Preferred Stock                       2,906,683                     1,481,245
                  (15,010 as of December 31, 1999)
                         Common Stock Payable                          1,625,000                     1,000,000
                                                                       ---------                     ---------
                                                                      17,753,759                     8,717,441
                                                                      ==========                     =========

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
September 30, 2000
(Amounts expressed in US dollars)
(Unaudited)

                 On August 22, 2000, 1,063,851 shares of common stock were issued in a private placement for net proceeds of $2,681,600.

                 In connection with the acquisition of TidalBeach Inc., the company issued 250,000 shares of common stock.

                 Over the course of the 3 months ended September 30, 2000, 678,106 common stock were issued on the conversion of 7,527 Preferred Stock

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

                 The earnings per share calculation (basic and fully diluted) does not include any common stock for common stock payable as the conversion ratio is unknown.

         c)      Preferred Stock

                 On December 30, 1999, 15,000 shares of Series A, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $1,500,000. The proceeds have been reduced by any issue expenses.

                 On April 16, 2000, 2500 shares of Series A, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $250,000. The proceeds have been reduced by any issue expenses.

                 On April 16, 2000, 1,500 shares of Series B, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $1,500,000. The proceeds have been reduced by any issue expenses.

                 On July 7, 2000, 5,000 shares of series A, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $500,000. The proceeds have been reduced by any issue expenses.

                 The preferred stock are convertible into common stock at the option of the holders under certain conditions, at any time after the effective date of the registration statement. As of September 30, 2000, 10,827 preferred stock had been converted into common stock.

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

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
September 30, 2000
(Amounts expressed in US dollars)
(Unaudited)

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

                 In connection with the private placement of Series A preferred stock 225,000 warrants were issued. They are exercisable at a purchase price of $3.58.

                 In connection with the private placement of common stock, 532,534 warrants were issued. They are exercisable at any time and in any amount until August 22, 2005 at a purchase price ranging from $1.9692 to $2.8125. In addition, warrants were issued to the placement agent, certain financial advisors and the placement agent's counsel, to purchase up to 280,093 shares of common stock . Such warrants are exercisable at any time and in any amount until August 22, 2005 at an exercise price of $2.4614 per share.

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

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
September 30, 2000
(Amounts expressed in US dollars)
(Unaudited)

                                                                      Options

            Options outstanding at January 1, 1999                    222,125

            Options granted to key employees and directors            250,000
                                                                    ---------

            Options outstanding at December 31, 1999                  472,125

            Options granted to employees and Officers                 920,000
                                                                    ---------

            Options outstanding at June 30, 2000                    1,392,125

            Options granted to employees and Officers                       -
                                                                    ---------

            Options outstanding at September 30, 2000               1,392,125
                                                                    =========



5.       SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         (i) Thinkpath.com Inc. acquired all of the common stock of Object Arts Inc. U.S for $346,310. The acquisition was funded as follows:

                                                                     $
         Fair Value of Assets acquired                            365,848
         Liabilities Assumed                                     (349,928)
         Goodwill                                                 330,390
         Cash paid for Common Stock                              (346,310)
                                                                 ---------
                                                                        -
                                                                 ---------

         (ii) Thinkpath.com Inc. combined with Object Arts Inc. Canada through the issuance of 527,260 shares of common stock, having a dollar value of $1,977,225.

         (iii) Thinkpath.com Inc. acquired all the common stock of MicroTech Professionals Inc. for $4,500,000. The acquisition was funded as follows:

                                                              $
                Fair Value of Assets acquired             1,255,515
                Liabilities Assumed                        (214,714)
                Goodwill                                  3,459,199
                Cash Paid For Common Stock               (1,250,000)
                Common Stock Issued                        (500,000)
                Notes Payable                            (1,250,000)
                Accounts Payable                           (875,000)
                Common Stock Payable                       (625,000)
                                                         ----------
                                                                  -
                                                         ==========


         (iv) Thinkpath.com Inc. combined with TidalBeach Inc. through the issuance of 250,000 shares of common stock, having a dollar value of $540,000.

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
September 30, 2000
(Amounts expressed in US dollars)
(Unaudited)

6.       TRANSACTIONS WITH RELATED COMPANIES

         a) In the first quarter of fiscal 2000, the Company received fees from MicroTech professionals (prior to their acquisition) in the amount of $500,000 and the company paid certain expenses on behalf of MicroTech Professionals Inc. in the total amount of $260,000.

         b) During the second quarter of 2000, Thinkpath.Com transferred $762,000 in GTS capitalized costs to the associated company E-Wink Inc. The costs represent the value given to the key source code of GTS which will be used by E-Wink. Thinkpath currently owns 80% of E-Wink Inc. which it is holding as a short-term investment.

7.       BASIC EARNINGS PER COMMON STOCK

         Basic earnings per common stock is computed by dividing net income by the weighted average number of common stock outstanding.

         The fully diluted number of common stock outstanding for the three-month period ending September 30, 2000 was 6,462,834 and for the nine-month period ending September 30, 2000 was 5,879,344.

8.       SEGMENTED INFORMATION

         a)     Sales by Geographic Area

                                                 Three Months       Three Months       Nine Months       Nine Months
                                               Ended Sept 30,     Ended Sept 30,    Ended Sept 30,    Ended Sept 30,
                                                         2000               1999              2000              1999
                                                   $                   $                 $                 $
          Canada                                    3,474,351          3,804,251        11,676,309        12,790,726
          United States of America                  6,461,268          1,327,010        21,252,909         3,276,068
                                                    ---------          ---------        ----------         ---------
                                                    9,935,619          5,131,261        32,629,218        16,066,794
                                                    =========          =========        ==========        ==========


         b)     Net Income by Geographic Area

                                                 Three Months       Three Months       Nine Months       Nine Months
                                               Ended Sept 30,     Ended Sept 30,    Ended Sept 30,    Ended Sept 30,
                                                         2000               1999              2000              1999
                                                   $                   $                 $                         $
          Canada                                  (1,052,212)          (718,979)       (1,288,821)         (633,557)
          United States of America                    557,966          (126,627)         1,433,840            63,730
                                                  -----------          ---------       -----------         ---------
                                                    (494,246)          (845,606)           145,019         (569,827)
                                                  ===========          =========       ===========         ---------

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
September 30, 2000
(Amounts expressed in US dollars)
(Unaudited)

         c)     Identifiable Assets by Geographic Area

                                                                                     September 30,      December 31,
                                                                                              2000              1999
                                                                                         $                 $
          Canada                                                                        10,386,407         8,036,329
          United States of America                                                      19,732,959        12,434,777
                                                                                        ----------        ----------
                                                                                        30,119,366        20,471,106
                                                                                        ==========        ==========

         d)     Revenue and Gross Profit by Operating Segment

                                                 Three Months       Three Months       Nine Months       Nine Months
                                               Ended Sept 30,     Ended Sept 30,    Ended Sept 30,    Ended Sept 30,
                                                         2000               1999              2000              1999
                                                   $                   $                 $                 $
          Revenue
          Project Management                        5,779,767                  -        17,475,896                 -
          IT & Engineering Placement                2,887,282          3,391,325         9,382,411        11,248,277
          Technical Training                        1,268,570          1,739,936         5,770,911         4,818,517
                                                    ---------          ---------        ----------        ----------
                                                    9,935,619          5,131,261        32,629,218        16,066,794
                                                    =========          =========        ==========        ==========
          Gross Profit

          Project Management                        2,003,776                  -         6,107,071                 -
          IT & Engineering Placement                1,100,807          1,706,806         3,831,357         3,902,961
          Technical Training                          606,278             66,930         2,919,260         2,377,032
                                                    ---------          ---------        ----------        ----------
                                                    3,710,861          1,773,736        12,857,688         6,279,993
                                                    =========          =========        ==========         =========


         e)     Revenue from Major Customers

                No single customer consisted of more than 10% of the revenues.

         f)     Purchases from Major Suppliers

                There were no significant purchases from major suppliers in either 2000 or 1999.

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
September 30, 2000
(Amounts expressed in US dollars)
(Unaudited)

9.       COMPREHENSIVE INCOME

         The Company has adopted the Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of June 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholder's equity. The components of comprehensive income are as follows:

                                                                       Nine Months
                                                                       Ended
                                                                       September 30,             December 31,
                                                                       2000                      1999
                                                                       $                         $

         Net income (loss)                                               145,019                 14,319
         Other comprehensive income (loss):
          Foreign Currency Translation Adjustments                     (207,862)                 89,533
                                                                       ---------                 ------

         Comprehensive Income                                           (62,843)                103,852
                                                                       =========                =======


         The components of accumulated other comprehensive income (loss) are as follows:

         Accumulated other comprehensive loss, December 31, 1998                               $ (139,026)

         Foreign currency translation adjustments for the year ended
                  December 31, 1999                                                                 89,533
                                                                                                ----------

         Accumulated other comprehensive loss, December 31, 1999                                  (49,493)
     Foreign currency translation adjustments for the nine-month period ended                    (207,862)
                                                                                                ----------
                  September 30, 2000

         Accumulated other comprehensive loss, September 30, 2000                                (257,355)
                                                                                                ==========



         The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars which is done only for the convenience of the reader.

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
September 30, 2000
(Amounts expressed in US dollars)
(Unaudited)

10.      THREE MONTHS ENDED SEPTEMBER 30, 1999

         The three-month period ended September 30, 1999 does not include the third quarter results of TidalBeach Inc. as the information was unavailable to the Company at the time of filing. It is estimated that these results do not have a material impact on these financial statements.

11.      LONG-TERM INVESTMENTS

         Included in long-term investments are:

         (i) A 99% ownership in Njoyn Software Inc. incorporated July 4, 2000. The company assessed its control over the operations of Njoyn to be temporary and therefore the assets and liabilities of Njoyn have not been consolidated. The investment has been accounted for under the equity method.

                                                               September 30,            December 31,
                                                                   2000                     1999
                                                                     $                       $
                      Cost of Investment                              922,376                       -
                      Share of Net Loss                             (246,236)                       -
                                                              ----------------         ---------------
                      Net Investment                                  676,140                       -
                                                              ================         ===============



         (ii) A 80% ownership in E-wink Inc. The company assessed its control over the operations of E-wink Inc. to be temporary and therefore the assets and liabilities of E-wink Inc. have not been consolidated. The investment has been accounted for under the equity method. As of September 30, 2000 there was no income or loss in E-wink.

                                                               September 30,            December 31,
                                                                   2000                     1999
                                                                     $                       $
                      Cost of Investment                            1,613,158                       -
                      Share of Income (loss)                                -                       -
                                                              ----------------         ---------------
                      Net Investment                                1,613,158                       -
                                                              ================         ===============


         (iii) Due to the Pooling of Interests method used for the combination of TidalBeach Inc., two long-term investments have been included in the September 30, 2000 consolidated financial statements, which are being carried at cost.

                                                               September 30,            December 31,
                                                                   2000                     1999
                                                                     $                       $
                      Investment in Personal Stress Inc.              146,004                       -
                      Investment in Envision Inc.                      84,107                       -
                                                              ----------------         ---------------
                      Net Investment                                  230,111                       -
                                                              ================         ===============


             The company is restricted from selling the shares in Envision Inc. until such time as an IPO is completed.

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
September 30, 2000
(Amounts expressed in US dollars)
(Unaudited)

12.      SUBSEQUENT EVENTS

         a) The Company has signed a number of letters of intent and expressions of interest with corporations operating in various cities in North America. At this time, due to confidentiality agreements, the Company is not at liberty to disclose the identity or terms and conditions of these acquisitions.

         b) On September 13, 2000, the Company entered into an agreement with Burlington Capital Markets Inc. conditional on the successful integration and financing of the Aquila Holdings Limited acquisition. The Company will sell Burlington an aggregate of 250,000 shares of its common stock at a cash purchase price of $0.01 per share. These shares were issued October 6, 2000. The value of services rendered in exchange for the right to acquire these shares has been estimated to be $600,000 and has been reflected in deferred acquisition costs included in other assets and paid in capital. The Company will also issue to Burlington warrants to purchase an aggregate of 400,000 shares of common stock in accordance with the following schedule: (i) 100,000 shares at an exercise price of $5.00 per share, exercisable at any time after October 31, 2000, (ii) 100,000 shares at an exercise price of $7.00 per share, exercisable at any time after November 13, 2000, (iii) 100,000 shares at an exercise price of $9.00 per share, exercisable at any time after December 13, 2000, and (iv) 100,000 shares at an exercise price of $11.00 per share, exercisable at any time after February 13, 2001. Such warrants are exercisable in whole or in part until 5 years from the date they can first be exercised, and will contain a cashless exercise provision and registration rights. Compensation will be paid to Burlington at a monthly fee of $10,000 for a minimum of six months.

         c) On October 4, 2000, the Company entered into a non-binding letter of intent with Aquila Holdings Limited, a European recruitment company. Pursuant to the letter of intent, the Company will acquire all of the issued and outstanding common stock of Aquila Holdings Limited, and its wholly-owned subsidiary DPP International Limited in consideration for up to an aggregate of (pound)2,500,000 in cash and (pound)961,000 worth of common stock. The consummation of the transaction contemplated by the letter of intent is subject to due diligence investigation.

         d) On October 26, 2000, the Company entered into an agreement with Rodman & Renshaw, Inc., whereby the Company has engaged Rodman on a best efforts basis to raise up to $10.0 million for Njoyn Software Inc. through the private placement of securities. Upon successful completion, Rodman will be entitled to a combination of cash and warrants based on the funding received by the Company.

         e) On November 2, 2000, the Company's subsidiary, Njoyn Software Inc. entered into an agreement with Trinity Capital Securities Limited, whereby Njoyn engages Trinity Capital to facilitate a merger with an identified CDNX company and raise up to $3,300,000 for the combined entity. Upon successful completion, Trinity Capital will be entitled to a combination of cash and warrants based on the funding received by the Njoyn.

         f) On November 15, 2000, the Company signed a letter of intent with a corporation based in the United States in a complementary industry segment. The Company has signed a Confidentiality Agreement which prevents it from disclosing the name of the corporation at this time. The corporation has annual sales of $16,000,000, an EBITDA of $3,000,000, 8 offices in North America, 1 office in Europe, and 300 employees. The purchase price consists of $8,000,000 cash and $4,000,000 of the Company's common stock. The consummation of the transaction contemplated by the letter of intent is subject to a final purchase and sale agreement.

THINKPATH.COM INC.
Notes to Consolidated Interim Financial Statements
September 30, 2000
(Amounts expressed in US dollars)
(Unaudited)

13.      CONTINGENCIES

         The company is party to various lawsuits arising from the normal course of business. In management's opinion, the litigation will not materially affect the company's financial position, results of operations or cashflows. No provision has been recorded in the accounts for possible losses and gains. Should any expenditures be incurred by the company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Thinkpath.com Inc. contained elsewhere in this Form 10-QSB. The statements contained in this Form 10-QSB that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding ThinkPath.com Inc.'s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include ThinkPath.com Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB are based on information available to ThinkPath.com Inc. on the date hereof, and ThinkPath.com Inc. assumes no obligation to update any such forward-looking statement. It is important to note that ThinkPath.com Inc.'s actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form-10QSB are in United States dollars unless otherwise indicated.

Overview

         ThinkPath.com Inc. (the "Company"), a corporation formed under the laws of the Province of Ontario, Canada, is a global provider of project outsourcing, information technology and engineering recruiting, technical training and consulting and ASP-based skills management technology. The Company's customers include high profile software development, financial services, banking, telecommunications, government and information technology companies, including but not limited to, Bank of Montreal, Bell Canada, Goldman Sachs, Chapters, Lucent Technologies, Cummins Engine, General Motors, Merrill Lynch, Xerox Corporation, General Electric, American Express and Universal Industrial Corp.
(ESI).

         A substantial part of the Company's growth has been achieved through combinations and acquisitions. For the period commencing on January 1, 2000 and ending on September 30, 2000, the Company completed the combinations of Object Arts Inc., and Tidal Beach Inc. which were accounted for using the pooling-of-interests method of accounting, and the acquisition of MicroTech Professionals, Inc. which was accounted for using the purchase method of accounting. In connection with the combinations and acquisitions, the Company issued an aggregate 910,593 shares of its common stock in exchange for: (i) all of the issued and outstanding common stock of Object Arts Inc; (ii) all of the issued and outstanding shares of common stock of MicroTech Professionals, Inc and; (iii) all of the issued and outstanding common stock of TidalBeach Inc.

         In March 2000, the Company issued 300,000 shares of its common stock in exchange for 80% of the issued and outstanding common stock of E-Wink, Inc. The acquisition of E-Wink, Inc. has been reflected as a long-term investment. E-Wink, Inc. is currently developing platform technology that will match corporation's seeking venture capital with venture capital firms. E-Wink, Inc. is in the process of raising equity and, as a result, the Company's equity interest in E-Wink, Inc. may be reduced.


Results of Operations For Each of the Three and Nine Months Ended September, 2000 and 1999

Revenue

         Revenue for the three months ended September 30, 2000 increased by $4,810,000 or 94% to $9,940,000, as compared to $5,130,000 ended for the three months ended September 30, 1999. The increase is primarily due to added revenues of Cad Cam, Inc., Object Arts Inc. and MicroTech Professionals, Inc. Cad Cam Inc. was acquired in October 1999 and had sales of $4,280,000 for the three months ended September 30, 2000. Object Arts Inc. was combined and had sales of $1,060,000 for the three months ended September 30, 2000. MicroTech Professionals, Inc. was acquired effective April 1, 2000 and had sales of $1,490,000 for the three months ended September 30, 2000. As a result of these acquisitions, the Company's revenues from the United States for the three months ended September 30, 2000 increased by $5,130,000, or 386%, to $6,460,000, as compared to $1,330,000 for the three months ended September 30, 1999.

         Revenue for the nine months ended September 30, 2000 increased by $16,560,000 or 103%, to $32,630,000, as compared to $16,070,000 for the nine months ended September 30, 1999. The increase is primarily attributable to the added revenues of Cad Cam, Inc., Object Arts Inc. and MicroTech Professionals, Inc. Cad Cam Inc. was acquired October 1999 and had sales of $14,440,000 for the nine months ended September 30, 2000. Object Arts Inc. was combined and had sales of $5,110,000 for the nine months ended September 30, 2000. MicroTech Professionals, Inc. was acquired effective April 1, 2000 and had sales of $3,230,000 for the six months ended September 30, 2000. As a result of these combinations and acquisitions, the Company's revenues from the United States for the nine months ended September 30, 2000 increased by $17,970,000, or 548%, to $21,250,000, as compared to $3,280,000 for the nine months ended September 30, 1999.

Cost of Services Sold

         The costs of services sold for the three months ended September 30, 2000 increased by $2,870,000 or 85%, to $6,230,000, as compared to $3,360,000 for the three months ended September 30, 1999. This increase was due to the increased volume of contract services, largely a result of the acquisitions of Cad Cam, Inc. and Micro Tech Professionals, Inc. As a percentage of revenue, the cost of services sold decreased from 65% for the three months ended September 30, 1999 to 63% for the three months ended September 30, 2000.

         The costs of services sold for the nine months ended September 30, 2000 increased by $9,980,000, or 102%, to $19,770,000, as compared to $9,790,000 for the nine months ended September 30, 1999. This increase was due to the increased volume of contract services, largely a result of the acquisitions of Cad Cam, Inc. and MicroTech Professionals, Inc. As a percentage of revenue, the cost of services sold was the same at 61% for the nine months ended September 30, 2000 and the nine months ended September 30, 1999.

Gross Profit

         Gross profit for the three months ended September 30, 2000 increased by $1,940,000 or 110%, to $3,710,000, as compared to $1,770,000 for the three months ended September 30, 1999. This increase was attributable to the aforementioned increase in revenue during the three months ended September 30, 2000. As a percentage of revenue, gross profit increased from 35% for the three months ended September 30, 1999 to 37% for the three months ended September 30, 2000.

         Gross profit for the nine months ended September 30, 2000 increased by $6,580,000, or 105%, to $12,860,000, as compared to $6,280,000 for the nine months ended September 30, 1999. This increase was attributable to the aforementioned increase in revenue during the nine months ended September 30, 2000. As a percentage of revenue, gross profit was the same at 39% for the nine months ended September 30, 2000 and the nine months ended September 30, 1999.

Operating Expenses

         Operating expenses include expenses for administrative, sales and management salaries and benefits, advertising and promotion, office and general, professional fees and occupancy costs. Operating expenses for the three months ended September 30, 2000 increased by $950,000, or 40%, to

$3,330,000, as compared to $2,380,000 for the three months ended September 30, 1999. This increase was primarily attributable to the increase in administrative expenses at the corporate level required to support the increasing number of locations and volume of transactions. As a percentage of revenue, operating expenses decreased from 46% for the three months ended September 30, 1999 to 34% for the three months ended September 30, 2000.

         Operating expenses for the nine months ended September 30, 2000 increased by $4,390,000, or 69%, to $10,720,000, as compared to $6,330,000 for the nine months ended September 30, 1999. This increase was primarily attributable to the increase in administrative expenses at the corporate level required to support the increasing number of locations and volume of transactions. As a percentage of revenue, operating expenses decreased from 39% for the nine months ended September 30, 1999 to 33% for the nine months ended September 30, 2000.

Net Income

         Net losses for the three months ended September 30, 2000 decreased by $360,000 or 42%, to a net loss of $490,000, as compared to a net loss of $850,000 for the three months ended September 30, 1999. The net loss in the three months ending September 30, 2000 is primarily attributable to the Company's investment in its technology subsidiary, Njoyn Software Inc and the financing cost of non-operational preferred share discounts. The Company raised capital throughout the course of the year by way of the issuance of convertible preferred stock. These shares of convertible preferred stock have a discount to the market price at the time of conversion, which was $200,000 during the third quarter. Amortization expense increased $160,000 or 89% from $180,000 for the three months ended September 30, 1999 to $340,000 for the three months ended September 30, 2000. This increase is primarily attributable to the increase in capital assets, the increase in the acquisition of other assets, and the increase of goodwill. Interest expense increased $30,000 or 27% to $140,000 for the three months ended September 30, 2000 from $110,000 for the three months ended September 30, 1999. This increase is a result of the Company's increase in short-term and long-term debt.

         Net income for the nine months ended September 30, 2000 increased by $720,000 to $150,000, as compared to a net loss of $570,000 for the nine months ended September 30, 1999. Amortization expense increased $860,000 or 344% from $250,000 for the nine months ended September 30, 1999 to $1,110,000 for the nine months ended September 30, 2000. This increase is primarily attributable to the increase in capital assets, the increase in the acquisition of other assets, and the increase of goodwill. Interest expense increased $230,000 or 70% to $560,000 for the nine months ended September 30, 2000 from $330,000 for the nine months ended September 30, 1999. This increase is a result of the Company's increase in short-term and long-term debt.

Liquidity and Capital Resources

         The Company's primary sources of cash and cash flow from operations are its credit line with Bank One and proceeds from a private placement offering. At September 30, 2000, the Company had cash and cash equivalents of $780,000 and working capital of $1,140,000. During the nine months ended September 30, 2000, the Company had a cash flow deficiency from operations of $2,340,000, due primarily to an increase in accounts receivable and a decrease in accounts payable.

         The Company's financing activities include borrowings and repayments under its bank financing agreements, issuance of and payments against installment notes used to finance acquisitions. For the nine months ended September 30, 2000, the Company had cash flow from financing activities of $6,090,000, attributable to an increase in bank indebtedness of $840,000 and proceeds of $2,330,000 from the issuance of common stock and $2,000,000 from the issuance of preferred stock. For the nine months ended September 30, 1999, the Company had cash flow from financing activities attributable to proceeds of $4,730,000 from the issuance of common stock.

         The Company's arrangement with Bank One allows for an operating line, payable on demand and secured by the Company's assets, of up to $7,000,000. At September 30, 2000, there was $5,000,000 outstanding on this line. At September 30, 2000, the Company had a total of $590,000 due to the Business Development Bank of Canada pursuant to eight separate loans.

         During the nine months ended September 30, 2000 the Company had a cash flow deficit from investing activities of $4,900,000, attributable to the acquisition of capital assets and cash payments for subsidiaries and long-term investments.

         The Company's working capital requirements consist primarily of the financing of accounts receivable and Njoyn Software Inc., formerly known as the GTS (the Company's proprietary Internet-based recruiting and information management tool). While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving lines of credit will be sufficient to support its working capital needs, its fixed payments and other short-term obligations. The Company will continue to identify and participate in financing activities on a debt or equity basis to fund its internal growth, marketing and development of Njoyn Software Inc. and strategic acquisitions.

Recent Events

         On October 4, 2000, the Company entered into a non-binding letter of intent with Aquila Holdings Limited, a European recruitment company. Pursuant to the letter of intent, the Company will acquire all of the issued and outstanding common stock of Aquila Holdings Limited, and its wholly-owned subsidiary DPP International Limited in consideration for up to an aggregate of (pound)2,500,000 in cash and (pound)961,000 worth of common stock. The consummation of the transaction contemplated by the letter of intent is subject to due diligence investigation.

         On October 26, 2000, the Company entered into an agreement with Rodman & Renshaw, Inc., whereby the Company engaged Rodman on a best efforts basis to raise up to $10.0 million for Njoyn Software Inc. through the private placement of securities. Upon successful completion, Rodman will be entitled to a combination of cash and warrants based on the funding received by the Company.

         On November 2, 2000, the Company's subsidiary, Njoyn Software Inc. entered into an agreement with Trinity Capital Securities Limited, whereby the Company engages Trinity Capital to facilitate a merger with an identified CDNX company and raise up to $3,300,000 for the combined entity. Upon successful completion, Trinity Capital will be entitled to a combination of cash and warrants based on the funding received by the Company.

         On November 15, 2000, the Company signed a letter of intent with a corporation based in the United States in a complimentary industry segment. The Company has signed a Confidentiality Agreement which prevents it from disclosing the name of the corporation at this time. The corporation has annual sales of $16,000,000, an EBITDA of $3,000,000, 8 offices in North America, 1 office in Europe, and 300 employees. The purchase price consists of $8,000,000 cash and $4,000,000 of the Company's common stock. The consummation of the transaction contemplated by the letter of intent is subject to a final purchase and sale agreement.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 7, 2000, the Company issued an aggregate of: (a) 5,000 shares of Series A 8% Cumulative Convertible Preferred Stock; and (b) warrants to purchase up to an aggregate of 225,000 shares of common stock, in consideration for $500,000 pursuant to the exercise of an option granted to the Company in its December 1999 private placement offering. The 225,000 warrants issued upon the Company's exercise of the option are exercisable at any time and in any amount until December 30, 2004 at a purchase price of $3.575 per share.

         The shares of Series A 8% Percent Cumulative Convertible Preferred Stock are convertible into shares of the Company's common stock at the option of the holders the Series A 8% Percent Cumulative Convertible Preferred Stock, at any time after issuance until either: (i) such shares of Series A 8% Percent Cumulative Convertible Preferred Stock are converted at the Company's option; or
(ii) such shares of Series A 8% Percent Cumulative Convertible Preferred Stock are redeemed by the Company, under certain conditions, at any time after April 27, 2000.

         The holders of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock are entitled to receive preferential dividends in cash, out of any of the Company's funds legally available at the time of declaration of dividends before any other dividend distribution will be paid or declared and set apart for payment on any shares of the Company's common stock, or other class of stock presently authorized, at the rate of 8% simple interest per annum on the stated value per share. Such are payable on a quarterly basis commencing on the quarter ending March 31, 2000 when as and if declared, provided however, that the dividends will be made in additional shares of Series A 8% Percent Cumulative Convertible Preferred Stock at a rate of one share of Series A 8% Percent Cumulative Convertible Preferred Stock for each $100 of such dividend not paid in cash. Dividends may be paid at the Company's option with shares of Series A 8% Percent Cumulative Convertible Preferred Stock only if the Company's common stock deliverable upon the conversion of the Series A 8% Percent Cumulative Convertible Preferred Stock will have been included for public resale in an effective registration statement filed with the Securities and Exchange Commission on the dates such dividends are payable and paid to the holders. The dividends shall be cumulative whether or not earned and shall be cumulative from and after December 30, 1999.

         The number of shares of the Company's common stock into which the Series A 8% Percent Cumulative Convertible Preferred Stock shall be convertible shall be equal to (i) the sum of (A) the stated value per share and (B) at the holder's election, accrued and unpaid dividends on such share, divided by (ii) the "Conversion Price". The Conversion Price shall be the lesser of (x) 90% of the average "Closing Bid Prices" for the three trading days immediately preceding December 30, 1999, or (y) 80% of the average of the three lowest "Closing Bid Prices" for the ten trading days immediately preceding the conversion of the respective shares of Series A 8% Percent Cumulative Convertible Preferred Stock. The "Closing Bid Price" is defined as the closing bid price as reported on the Nasdaq SmallCap Market or the principal market or exchange where the Company's common stock is then traded. The holders of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock may exercise their right to conversion only if the aggregate stated value of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock to be converted is equal to at least $5,000, unless if at the time of such conversion, the aggregate stated value of all of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock is less than $5,000, then the whole amount of the remaining shares of Series A 8% Percent Cumulative Convertible Preferred Stock may be converted.

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

         On August 22, 2000, the Company completed a private placement offering of units pursuant to Regulation D. Each unit consists of 1 share of common stock and a callable warrant to purchase 1/2 of 1 share of common stock. A total of 1,063,851 shares of common stock were issued together with 532,534 warrants to purchase shares of common stock exercisable for a period of five years from August 22, 2000, in consideration for $2,681,600. The purchase price per unit ranged from $1.9692 to $2.8125. In addition, the Company issued to the placement agent, certain financial advisors and the placement agent's counsel, warrants to purchase up to 280,093 shares of common stock in connection with the private placement offering. Such warrants are exercisable for a period of five years from August 22, 2000 at an exercise price of $2.4614 per share.

         On September 13, 2000, the Company entered into an agreement with Burlington Capital Markets Inc. conditional on the successful integration and financing of the Aquila Holdings Limited acquisition. Pursuant to the agreement, the Company has sold Burlington an aggregate of 250,000 shares of its common stock at a cash purchase price of $0.01 per share. The Company will also issue to Burlington warrants to purchase an aggregate of 400,000 shares of common stock in accordance with the following schedule: (i) 100,000 shares at an exercise price of $5.00 per share, exercisable at any time after October 31, 2000, (ii) 100,000 shares at an exercise price of $7.00 per share, exercisable at any time after November 13, 2000, (iii) 100,000 shares at an exercise price of $9.00 per share, exercisable at any time after December 13, 2000, and (iv) 100,000 shares at an exercise price of $11.00 per share, exercisable at any time after February 13, 2001. Such warrants are exercisable in whole or in part until 5 years from the date they can first be exercised, and will contain a cashless exercise provision and registration rights. Compensation will be paid to Burlington at a monthly fee of $10,000 for a minimum of six months.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 3, 2000, the Company held a duly called special meeting of its shareholders pursuant to which the shareholders approved the ratification of the issuance of more than 735,011 shares of the Company's common stock upon the completion of the August private placement offering of up to $5,000,000.00 worth of units (each unit consisting of one share of common stock and a warrant to purchase one-half of one share of common stock) or approximately 1,666,667 shares of common stock which represented an issuance of more than 20% of the issued and outstanding shares of the Company's common stock as of the record date set for the meeting, and therefore required the approval of the Company's shareholders under Rule 4460 of the National Association of Securities Dealers, Inc.

         The following is a breakdown of the votes cast at the August 2, 2000 special meeting of the Company's shareholders:

         For:           2,048,594 shares
         Against:          12,865 shares
         Withheld:            300 shares
         Abstain:       1,613,292 shares



ITEM 5.  OTHER INFORMATION

         On July 27, 2000, the Company consolidated its Canadian and United States banking and signed an agreement with Bank One for banking facilities and an operating line, payable on demand, of $7,000,000. The Company has cancelled its banking facilities and operating lines with Provident Bank and Toronto Dominion Bank.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the nine-month period ended September 30, 2000.

(c)      Exhibits.

         27       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THINKPATH.COM INC.


Dated: November 20, 2000  By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ------------------           -------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer
                             and President