Form 10KSB/A
period 1999-12-31
THINKPATH COM INC
filed 2001-01-22
CIK 1070630

10KSB-A
    1


      As filed with the Securities and Exchange Commission on January 22, 2001


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                                 Amendment No.1


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

                           Common Stock, No Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No | |


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB-A or any amendment to this Form 10-KSB-A. Yes___ No X


         The issuer's revenues for the most recent fiscal year were $19,800,000


         The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on January 17, 2001 was approximately $4,351,764.

         As of January 17, 2001 there were 7,542,874 shares of Common Stock, no par value per share, outstanding.


         Documents incorporated by reference: None.

                               THINKPATH.COM INC.
                       1999 ANNUAL REPORT ON FORM 10-KSB/A

                                TABLE OF CONTENTS




                                     PART I

Item 1.  Business.....................................................................4
Item 2.  Properties..................................................................22
Item 3.  Legal Proceedings...........................................................23
Item 4.  Submission of Matters to Vote of Security Holders...........................24

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matter .......25
Item 6.  Management's Discussion and Analysis of Financial Condition and Results of
Operations...........................................................................26
Item 7.  Financial Statements........................................................35
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
Disclosures..........................................................................37

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant..........................38
Item 10. Executive Compensation......................................................41
Item 11. Security Ownership of Certain Beneficial Owners and Management..............45
Item 12. Certain Relationships and Related Transactions..............................46
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.............49

Signatures...........................................................................50

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

                               EXCHANGE RATE DATA

             The Company maintains its books of account in Canadian dollars, but has provided the financial data in this Form 10-KSB-A in United States dollars and on the basis of generally accepted accounting principles as applied in the United States, and the Company's audit has been conducted in accordance with generally accepted auditing standards in the United States. All references to dollar amounts in this Form 10-KSB-A, unless otherwise indicated, are to United States dollars.

             The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On January 17, 2001, the exchange rate was Cdn$.664 per US$1.00.

Year ended December 31,             1994        1995        1996         1997       1998      1999
                                    ----        ----        ----         ----       ----      ----

Rate at end of period               $0.7143     $0.7353     $0.7299      $0.6991   $0.6532    $0.6929
Average rate during period           0.7299      0.7299      0.7353       0.7223    0.6745     0.6730
High                                 0.7092      0.7009      0.7212       0.6945    0.7061     0.6929
Low                                  0.7642      0.7533      0.7526       0.7749    0.6376     0.6582

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS


         Unless otherwise indicated, all reference to "Thinkpath", "us", "our" and "we" refer to Thinkpath.com Inc. and its wholly-owned subsidiaries:
Systemsearch Consulting Services Inc., an Ontario corporation; International Career Specialists Ltd., an Ontario corporation; Cad Cam, Inc., an Ohio corporation; ITS Acquisition Corp., a Delaware corporation, and ObjectArts Inc. an Ontario corporation.


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


         Since inception, we have pursued a strategy of developing and utilizing technology that we believe will provide us with a competitive advantage. As a result, we believe that one of our primary competitive strengths is our utilization of technology. We maintain a database of more than 50,000 information technology and engineering professionals and advertise on the Internet to attract both candidates and customers. We have developed a recruitment management product called Njoyn. Njoyn is a Web-based recruitment technology, which automates and electronically manages every step of the recruitment and hiring process.

         Njoyn is designed to address the skills shortage and helps clients satisfy their recruiting needs. Njoyn electronically manages and automates the entire enterprise-wide recruiting and hiring program. Njoyn coordinates, streamlines and manages all individual candidate sources and recruitment methods in real time, including job board postings, company Web sites, newspaper advertising, employee referrals, direct recruits and career fair. In addition, Njoyn is able to satisfy the human resource professionals' increasing demand for a wide range of critical metrics, including cost per hire and time per hire.

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

Continue to Utilize the Internet and Information Technology

         We believe that our use of technology provides us with a competitive advantage over many of our competitors. We utilize our Njoyn software to operate our database and allow recruiters to use a query-based system that matches the skill set and employment preferences of the information technology professionals with the needs of the customer. This system also tracks other information, such as average salaries of a particular position, which enables us to provide valuable advice to its clients in selecting the proper information technology professional. Our information technology professional database and recruiting software is available to our employees in other cities through our fully secure Intranet system. For example, a recruiter in a new office in Austin, Texas could have complete access to our information technology in Toronto, Ontario. We believe that this will enable us to open new offices that are quickly ready to provide services to customers without incurring significant information technology start-up costs. In smaller markets, we intend to utilize our information technology system to create lightly staffed "virtual offices" that rely on our Toronto, Ontario office for all administrative and many operating functions.

         We utilize the Internet to promote our services and to provide information technology and engineering professionals with a complete listing of available employment opportunities. Information technology and engineering professionals can e-mail their resumes to our recruiters and, by completing an on-line form, enter themselves into our database

         We have developed a recruitment management product called Njoyn. Njoyn is a Web-based recruitment technology which automates and electronically manages every step of the recruitment and hiring process. Njoyn reduces resume overload by prescreening candidates with automated filtering mechanisms; automates job postings to external job boards and news groups; manages a company's recruitment Web site and internal posting and referral programs; handles all administrative details such as interview scheduling and correspondence; and provides an elaborate reporting facility to calculate hiring costs. The technology is hosted by us. and runs entirely over the Internet.

Develop and Promote a Managed Services Practice


         We intend to form a team of consultants who will aid our customers in determining their information technology staffing needs. We believe that this will provide us with a competitive advantage when compared with traditional recruiting firms. Furthermore, we believe that Managed Services could provide us with an additional source of revenue, which could be particularly important if companies utilize Njoyn and Internet sources to reduce their reliance on recruiting firms.


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


         We are dedicated to maximizing the value of overseas recruitment through a variety of methods. The first is through the extensive use of the Internet and our Internet-based product, Njoyn. By using a combination of our Web site and e-mail, we are able to communicate with information technology professionals around the globe, making them aware of the opportunities we have available, and discuss immigration options.

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


The Njoyn Software

         Njoyn is an Internet-based software application that is used by us in the administration and tracking of internal processes relating to the recruitment and placement of information technology professionals. Njoyn is a query based software program that allows our recruiters to locate the information technology professional in our database with the technical skills and job interests that best satisfy the requirements of the position that we are attempting to staff. This system also tracks other information, such as average salaries of a particular position, which enables us to provide valuable advice to our clients in selecting the proper information technology professional. The software also incorporates our database of over 50,000 information technology professionals. We continually update our database and occasionally accesses other databases of information technology professionals that are available for sale or over the Internet. Njoyn allows information entered into the database by our employees, or directly by an information technology professional by means of the Internet, to be shared by all of our recruiters and salespeople.

         The Njoyn software is designed to aid a human resources department in performing numerous recruitment tasks, such as scheduling interviews and evaluating candidates. The software has a feature that allows a human resources department to have a description of any job openings sent automatically to selected e-mail addresses, such as those of recruiting firms or previous applicants. Statistics about the recruitment process, including the costs and expenses, are tabulated in various databases. Additionally, the software allows the human resource department to compile their own database of prospective employees and contract workers.

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

         The process, through which recruiters post or communicate job specifications to applicant sources, is fully automated. Once the hiring manager and the recruiter have constructed the job specification using Njoyn, they use Njoyn Broadcast facility to communicate this job specification to all designated sources. With a click of the mouse the recruiter defines and chooses the broadcast strategy. The information can be communicated/posted simultaneously and automatically to appropriate employment agencies, web news groups, Web job posting sites, archived candidates, internal candidates (as per policy) and personal referral sources.

         Njoyn consolidates and automates the communication process for all sources. Each unique information source is provided with a web interface. All out-going and in-coming communications/applications are managed using this web interface. No specialized client software is required. All transactions are initiated through a web browser. Recruiters, hiring managers and applicants now use a common medium for communication. This type of common-interface messaging reduces significantly the reliance on hard-copy mail, phone communication and fax transmission. Additionally, a Web site address is provided for all candidates that are informed of the job requirements by means of trade journals or newspapers. This further centralizes the incoming applicant response.

         Njoyn development program was launched as a result of the positive response observed during its first test-marketing session. A working prototype was demonstrated at the annual Human Resources Professional Association Conference in Toronto, Ontario in February 1998. We performed more than forty one-on-one demo sessions with companies, currently, the product is being test marketed by the human resources departments of two of our customers. The first customer is the Toronto Stock Exchange, which is viewed as a Canadian leader in the development and deployment of application software. We believe that we will be able to provide assistance in the marketing of the software as a result of its existing relationships with management in the human resources and information technology departments of our customers, although there can be no assurance thereof. Our joint venture allocates costs and responsibilities in marketing Njoyn. We have spent approximately $650,000 on research and development related to Njoyn

         Although there can be no assurance thereof, we believes that we will have an advantage in marketing its recruitment services to companies using Njoyn because of our familiarity with the software and the ease of electronic data interface with us. There is a possibility, however, that utilization of the software will reduce reliance of certain customers on recruiting firms, including us. Notwithstanding the foregoing, we do not anticipate any material reduction in such reliance as a result of the utilization of this software due to the difficulty of hiring information technology professionals. Furthermore, we intend to offer lower commission rates to customers using Njoyn software to make it less likely that they will reduce the level of utilization of the services of recruiting firms. We believe that the use of Njoyn and our familiarity with the software will enable us to aid customers in finding suitable, professionals in a more timely and cost efficient manner, allowing for the decrease in prices we charge.

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

         There are also the related head office expenses associated with opening new offices, including:

o Time spent by management and technical personnel on training (recruitment sales; Njoyn, databases, e-mail, Internet, job postings to user groups); and
o Time spent by management and support personnel on implementing and maintaining reporting procedures (financial and administration).

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

         On January 1, 2000, the combination of Object Arts Inc., an Ontario corporation, was effected by: (i) the issuance of $900,000 worth of our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund of an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our combination of Object Arts Inc.; and (iii) the issuance of $1,100,000 worth of our common stock to the existing shareholders of Object Arts Inc. Management believes that with Object Arts Inc.'s technical training expertise, Thinkpath will now be able to offer a complete end-to-end skills gap solution. As part of this combination with Object Arts Inc., we entered into employment agreements with Marilyn Sinclair and Lars Laakes, the former officers of Object Arts Inc., for a period of three years with annual salaries of $82,000 and $75,000, respectively.

         On April 25, 2000, we completed the acquisition of all of the issued and outstanding capital stock of Micro Tech Professionals, Inc., a Massachusetts corporation, in consideration for up to an aggregate of $4,500,000 in a combination of cash, notes payable and shares of our common stock, subject to specific performance criteria be met. On the April 25, 2000, we paid to Denise Dunne-Fushi, the sole shareholder of Micro Tech Professionals, Inc., $2,500,000, which was paid in accordance with the following schedule: (i) $1,250,000 in cash; (ii) the issuance of a $750,000 principal amount unsecured promissory note; and (iii) the issuance of 133,333 shares of our common stock. As part of the transaction, we entered into an employment agreement with Denise Dunne-Fushi, the former President of Micro Tech Professionals, Inc. Such employment agreement is for a term of 1 year commencing on April 25, 2000, the effective date of the acquisition, with an annual salary of $125,000 per year and a bonus of $25,000. Mrs. Dunne-Fushi was not affiliated with us prior to the acquisition.

         On March 6, 2000, we completed the acquisition of 80% of E-Wink, Inc., a Delaware corporation, in consideration of: (i) 300,000 shares of our common stock; and (ii) warrants to purchase an aggregate of 500,000 shares of our common stock at a price of $3.25 per share for a period of 5 years. E-Wink, Inc. is currently developing platform technology that will match companies' seeking venture capital with venture capital firms offering such venture capital.

         On September 13, 2000, we entered into an engagement agreement with Burlington Capital Markets Inc. conditional on the successful integration of our first acquisition through Burlington. We have agreed to sell to Burlington Capital Markets an aggregate of 250,000 shares of our common stock at a cash purchase price of $.01 per share. We have further agreed to issue warrants to purchase an aggregate of 400,000 shares of our common stock in accordance with the following schedule: (i) 100,000 shares at an exercise price of $5.00 per share, exercisable at any time after October 13, 2000, (ii) 100,000 shares at an exercise price of $7.00 per share, exercisable at any time after November 13, 2000, (iii) 100,000 shares at an exercise price of $9.00 per share, exercisable at any time after December 13, 2000, and (iv) 100,000 shares at an exercise price of $11.00 per share, exercisable at any time after February 13, 2001. Such warrants are exercisable in whole or in part until 5 years from the date they can first be exercised, and will contain a cashless exercise provision and registration rights. Compensation will be paid to Burlington at a monthly fee of $10,000 for a minimum of six months.

         On October 4, 2000, we entered into a non-binding letter of intent with Aquila Holdings Limited, a European recruitment company. Pursuant to the letter of intent, we will acquire all of the issued and outstanding capital stock of Aquila Holdings Limited, and its wholly-owned subsidiary DPP International Limited in consideration for up to an aggregate of (pound)2,500,000 in cash and (pound)961,000 worth of our common stock. The consummation of the transaction contemplated by the letter of intent is subject to our due diligence investigation as well as several other conditions. The parties have agreed to temporarily postpone the transactions contemplated by the letter of intent due to current market conditions.

         On October 31, 2000, we consummated a business combination with TidalBeach Inc., an Ontario-based web development company. In consideration for the business combination, we issued 250,000 shares of our common stock to its two shareholders. As part of the transaction, we entered into an employment agreement with Michael Reid, the former President of TidalBeach Inc. Such employment agreement is for a term of two years commencing on November 1, 2000 with an annual salary of $123,000.

         On November 15, 2000, we entered into a non-binding letter of intent with a United States corporation in a complimentary industry segment. We have entered into a confidentiality agreement with such United States corporation which prevents us from disclosing the name of such corporation. Pursuant to the letter of intent, we will acquire all of the issued and outstanding capital stock of such company, in consideration for up to an aggregate of $8,000,000 in cash and $4,000,000 worth of our common stock. The consummation of the transaction contemplated by the letter of intent is subject to our due diligence investigation as well as several other conditions. The parties have agreed to temporarily postpone the transactions contemplated by the letter of intent due to current market conditions.

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


Employees and Consultants

Employees

         Our corporate staff at December 31, 1999 consisted of 148 full-time employees, including 78 recruiters, 41 account managers/salespeople and 29 administrative employees. We are not party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees.

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

         The shares of Series A 8% Percent Cumulative Convertible Preferred Stock are convertible into shares of our common stock at the option of the holders the Series A 8% Percent Cumulative Convertible Preferred Stock, at any time after issuance until either: (i) such shares of Series A 8% Percent Cumulative Convertible Preferred Stock are converted at our option; or (ii) such shares of Series A 8% Percent Cumulative Convertible Preferred Stock are redeemed by us, under certain conditions, at any time after April 27, 2000.

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

         At any time after April 27, 2000, we have the option to redeem any or all of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock by paying to the holders a sum of money equal to 135% of the stated value of the aggregate of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock being redeemed plus the dollar amount of the accrued dividends, if the Conversion Price of the shares of Series A 8% Percent Cumulative Convertible Preferred Stock on the trading day prior to the date of redemption is less than $2.

         The 475,000 warrants issued in the offering are exercisable at any time and in any amount until December 30, 2004 at a purchase price of $3.24 per share.

         On January 1, 2000, the combination of Object Arts Inc., an Ontario corporation, was effected by: (i) the issuance of $900,000 worth of our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund of an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our combination of Object Arts Inc.; and (iii) the issuance of $1,100,000 worth of our common stock to the existing shareholders of Object Arts Inc. Management believes that with Object Arts Inc.'s technical training expertise, Thinkpath will now be able to offer a complete end-to-end skills gap solution. As part of this combination with Object Arts Inc., we entered into employment agreements with Marilyn Sinclair and Lars Laakes, the former officers of Object Arts Inc., for a period of three years with annual salaries of $82,000 and $75,000, respectively.

         On February 24, 2000, we changed our corporate name from IT Staffing Ltd. to Thinkpath.com Inc. in order to more accurately reflect our expanded suite of services.

         On March 6, 2000, we completed the acquisition of E-Wink, Inc., a Delaware corporation, in consideration of: (i) 300,000 shares of our common stock; and (ii) warrants to purchase an aggregate of 500,000 shares of our common stock at a price of $3.25 per share for a period of five years. E-Wink, Inc. is currently developing platform technology that will match company's seeking venture capital with venture capital firms offering such venture capital. We have temporarily discontinued the operations of E-Wink, Inc. due to current market conditions.

         On April 16, 2000, we issued: (i) 1,500 shares of Series B 8% Percent Cumulative Convertible Preferred Stock, no par value per share; and (ii) warrants to purchase up to an aggregate of 300,000 shares of our common stock, in consideration $1,500,000 pursuant to a private placement offering. Each share of Series B 8% Cumulative Convertible Preferred Stock has a stated value of $1,000 per share.

         The shares of Series B 8% Percent Cumulative Convertible Preferred Stock are convertible into shares of our common stock at the option of the holders the Series B 8% Percent Cumulative Convertible Preferred Stock, at any time after issuance until such shares of Series B 8% Percent Cumulative Convertible Preferred Stock are redeemed by us, under certain conditions.

         The holders of the shares of Series B 8% Percent Cumulative Convertible Preferred Stock are entitled to receive preferential dividends in cash, out of any of our funds legally available at the time of declaration of dividends before any other dividend distribution will be paid or declared and set apart for payment on any shares of our common stock, or other class of stock presently authorized, at the rate of 8% simple interest per annum on the stated value per share plus any accrued but unpaid dividends, when as and if declared. We have the option to pay such dividends in shares of our common stock to be paid (based on an assumed value of $1,000 per share) in full shares only, with a cash payment equal to any fractional shares.

         The number of shares of our common stock into which the Series B 8% Percent Cumulative Convertible Preferred Stock shall be convertible shall be equal to (i) the sum of (A) the stated value per share and (B) at the holder's election, accrued and unpaid dividends on such share, divided by (ii) the "Conversion Price". The Conversion Price shall be the lesser of (x) $3.375, or
(y) 80% of the average of the three lowest "Closing Bid Prices" for the ten trading days immediately preceding the conversion of the respective shares of Series B 8% Percent Cumulative Convertible Preferred Stock. The "Closing Bid Price" is defined as the closing bid price as reported on the Nasdaq SmallCap Market or the principal market or exchange where our common stock is then traded as reported by Bloomberg.

         At any time that the number of our shares of common stock issued (A) upon conversion of the shares for Series B 8% Cumulative Convertible Preferred Stock and (B) in lieu of dividend payments, shall equal 20% or more our outstanding common stock, we are required to (x) redeem, at a price per share equal to (A) the quotient of (i) $1,000 per share plus all accrued but unpaid dividends and (ii) the Conversion Price as if the Series B 8% Cumulative Convertible Preferred Stock has been converted on the date of redemption, multiplied by (B) the average Closing Bid Price of our common stock for the five trading days immediately preceding the date of redemption.

         The 300,000 warrants issued in the offering are exercisable at any time and in any amount until April 16, 2005 at a purchase price of $3.71 per share.

         In addition, On April 16, 2000, we issued: (i) 2,500 shares of Series A 8% Cumulative Convertible Preferred Stock, and (ii) 50,000 warrants to purchase common stock, pursuant to a private placement offering. The 50,000 warrants issued in the offering are exercisable at any time and in any amount until April 16, 2005 at a purchase price of $3.71 per share.

         On April 25, 2000, we completed the acquisition of all of the issued and outstanding capital stock of Micro Tech Professionals, Inc., a Massachusetts corporation, in consideration for up to an aggregate of $4,500,000 in a combination of cash, notes payable and shares of our common stock, subject to specific performance criteria be met. On the April 25, 2000, we paid to Denise Dunne-Fushi, the sole shareholder of Micro Tech Professionals, Inc., $2,500,000, of which was paid in accordance with the following schedule: (i) $1,250,000 in cash; (ii) the issuance of a $750,000 principal amount unsecured promissory note; and (iii) the issuance of 133,333 shares of our common stock. As part of the transaction, we entered into an employment agreement with Denise Dunne-Fushi, the former President of Micro Tech Professionals, Inc. Such employment agreement is for a term of 1 year commencing on April 25, 2000, the effective date of the acquisition, with an annual salary of $125,000 per year and a bonus of $25,000. Mrs. Dunne-Fushi was not affiliated with us prior to the acquisition.

         On July 7, 2000, we issued an aggregate of: (a) 5,000 shares of our Series A 8% Cumulative Convertible Preferred Stock; and (b) warrants to purchase up to an aggregate of 225,000 shares of our common stock, in consideration for $500,000 pursuant to the exercise of our option granted to us in the December 1999 private placement offering upon the same terms as described above. The 225,000 warrants issued upon our exercise of the option are exercisable at any time and in any amount until December 30, 2004 at a purchase price of $3.575 per share.

         On July 27, 2000, we entered into an agreement with Bank One for an operating line of $7,000,000 payable on demand and secured by our assets. Effective July 27, 2000, we canceled our operating lines with Toronto Dominion Bank and Provident Bank.

         On August 22, 2000, we completed a private placement offering of units, each unit consisting of 1 share of our common stock and a callable warrant to purchase 1/2 of 1 share of our common stock. A total of 1,063,851 shares of our common stock were issued together with 532,534 warrants to purchase shares of our common stock exercisable until August 22, 2005, in consideration for $2,681,600. The purchase price per unit ranged from $1.9692 to $2.8125. In addition, we issued to the placement agent, certain financial advisors and the placement agent's counsel, warrants to purchase up to 280,693 shares of our common stock in connection with the private placement offering. Such warrants are exercisable until August 22, 2005 at an exercise price of $2.4614 per share.

         On September 13, 2000, we entered into an engagement agreement with Burlington Capital Markets Inc. conditional on the successful integration of our first acquisition through Burlington. We have agreed to sell to Burlington Capital Markets an aggregate of 250,000 shares of our common stock at a cash purchase price of $.01 per share. We have further agreed to issue warrants to purchase an aggregate of 400,000 shares of our common stock in accordance with the following schedule: (i) 100,000 shares at an exercise price of $5.00 per share, exercisable at any time after October 13, 2000, (ii) 100,000 shares at an exercise price of $7.00 per share, exercisable at any time after November 13, 2000, (iii) 100,000 shares at an exercise price of $9.00 per share, exercisable at any time after December 13, 2000, and (iv) 100,000 shares at an exercise price of $11.00 per share, exercisable at any time after February 13, 2001. Such warrants are exercisable in whole or in part until 5 years from the date they can first be exercised, and will contain a cashless exercise provision and registration rights. Compensation will be paid to Burlington at a monthly fee of $10,000 for a minimum of six months.

         On October 4, 2000, we entered into a non-binding letter of intent with Aquila Holdings Limited, a European recruitment company. Pursuant to the letter of intent, we will acquire all of the issued and outstanding capital stock of Aquila Holdings Limited, and its wholly-owned subsidiary DPP International Limited in consideration for up to an aggregate of (pound)2,500,000 in cash and (pound)961,000 worth of our common stock. The consummation of the transaction contemplated by the letter of intent is subject to our due diligence investigation as well as several other conditions. The parties have agreed to temporarily postpone the transactions contemplated by the letter of intent due to current market conditions.

         On October 26, 2000, we entered into an agreement with Rodman & Renshaw, Inc., a New York investment bank, whereby we engaged Rodman , on a "best efforts" basis, to raise up to $10 million dollars for our subsidiary Njoyn Software Inc. through a private placement of its securities. The parties to the agreement have agreed to temporarily postpone the private placement offering due to current market conditions.

         On October 31, 2000, we consummated a business combination with TidalBeach Inc., an Ontario-based web development company. In consideration for the business combination, we issued 250,000 shares of our common stock to its two shareholders. As part of the transaction, we entered into an employment agreement with Michael Reid, the former President of TidalBeach Inc. Such employment agreement is for a term of two years commencing on November 1, 2000 with an annual salary of $123,000.

         On November 2, 2000, Njoyn Software Inc. entered into an agreement with Trinity Capital Securities Limited, whereby Trinity was engaged to facilitate a merger with an identified CDNX company and to raise up to $3,300,000 for the newly merged entity. Upon the completion of the proposed merger and raise, Trinity Capital will be entitled to receive a combination of cash and warrants to purchase our common stock based on the amount of funding we receive.

       On November 15, 2000, we entered into a non-binding letter of intent with a United Stated corporation in a complimentary industry segment. We have entered into a confidentiality agreement with such United States corporation which prevents us from disclosing the name of such corporation. Pursuant to the letter of intent, we will acquire all of the issued and outstanding capital stock of such company, Inc. in consideration for up to an aggregate of $8,000,000 in cash and $4,000,000 worth of our common stock. The consummation of the transaction contemplated by the letter of intent is subject to our due diligence investigation as well as several other conditions. The parties have agreed to temporarily postpone the transactions contemplated by the letter of intent due to current market conditions.

         On December 14, 2000, we entered into a consulting agreement with Tsunami Trading Corp. d/b/a Tsunami Financial Communications and International Consulting Group, pursuant to which Tsunami and International Consulting Group are to provide financial consulting services to us with respect to financing, and mergers and acquisitions, etc. In consideration for the services to be rendered, we : (a) issued 160,000 shares of our common stock to the consultants as an advance fee, (b) agreed to pay a fee of 10% of the consideration received by us upon the successful completion of any transaction contemplated by the consulting agreement; and (c) agreed to issue warrants to purchase our common stock in an amount equal to 2% of the equity sold and/or issued by us in any transactions contemplated by the consulting agreement.

ITEM 2.  PROPERTIES

         We maintain our headquarters in a 12,924 square foot office located at 55 University Avenue in Toronto, Ontario, Canada. We have leased such facility for a term of ten years terminating in December, 2007. We pay annual rent of $195,908. We lease additional offices at the following locations:

  Location                                  Square Feet           Lease Expiration               Current Rent Per Annum
  --------                                  -----------           ----------------               ----------------------

  Etobicoke, Ontario                           1,610                   4/13/03                           $22,300
  New York, New York                           1,214                  10/31/01                           $47,353
  Markham, Ontario                             6,000                   5/31/01                           $39,000
  Ottawa, Ontario                              1,291                   9/30/03                           $14,739
  Dayton, Ohio                                 8,426                  08/31/00                           $83,000
  Indianapolis, Indiana                        2,025                  12/31/01                           $30,881
  Columbus, Ohio                               1,000                  01/31/00                           $19,200
  Cincinnati, Ohio                             2,256                  09/30/00                           $22,560
  Tampa, Florida                                 930                  03/31/01                           $12,741
  Rochester, New York                          1,621                  05/31/00                           $20,635
  Detroit, Michigan                           15,328                  08/13/02                          $149,316
  Louisville, Kentucky                          2091                  07/01/02                           $24,047
  Chicago, Illinois                              874                  05/01/00                           $14,856
  Charleston, South Carolina                     900                  12/31/00                           $15,120
  Atlanta, Georgia                             5,824                  06/30/02                           $78,360
  Boston, Massachusetts                        1,240                  10/31/00                           $22,940
  New York, New York                          12,265                  08/31/06                          $220,000
  London, Ontario                              5,877                  12/31/01                           $49,315
  Toronto, Ontario                            12,924                  12/31/07                          $195,908

ITEM 3.  LEGAL PROCEEDINGS

         Certain legal matters in connection with the offering, including the validity of the issuance of the shares of common stock offered hereby, will be passed upon for us by Gersten, Savage & Kaplowitz, LLP, New York, New York.

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

         The following is a breakdown of the votes cast at the August 2, 2000 special meeting of the Company's shareholders:

         For:           2,048,594 shares
         Against:          12,865 shares
         Withheld:            300 shares
         Abstain:       1,613,292 shares

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock began trading on the Nasdaq SmallCap Market on June 8, 1999, when we completed our initial public offering. Our common stock is listed on the Nasdaq SmallCap Market under the symbol "THTH" and on the Boston Stock Exchange under the Symbol "THP." As of January 17, 2001, we had 7,542,874 shares of common stock outstanding. The following table sets forth the high and low sales prices for our common stock as reported on the Nasdaq SmallCap Market.

                                                    Common Stock
                                                    ------------
                                           High                      Low
                                           ----                      ---
Fiscal 1999
-----------
Third Quarter                              $5.25                     $2.813
Fourth Quarter                             $4.969                    $2.938

Fiscal 2000
-----------
First Quarter                              $4.438                    $2.75
Second Quarter                             $4.75                     $3.375
Third Quarter                              $3.563                    $2.125
Fourth Quarter                             $2.547                    $0.438

Fiscal 2001
-----------
First Quarter                              $0.875                    $0.750
(Through January 17, 2001)


         As of January 17, 2001, there were 121 shareholders of record and approximately 540 beneficial shareholders

         On January 17, 2001, the last sale price of our common stock as reported on the Nasdaq SmallCap Market was $0.7813.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the selected historical financial data, revised financial statements and notes thereto and the other historical financial information of Thinkpath contained elsewhere in this Annual Report on Form 10-KSB-A. The statements contained in this Annual Report on Form 10-KSB-A that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding Thinkpath's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Thinkpath's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this prospectus are based on information available to Thinkpath on the date hereof, and Thinkpath assumes no obligation to update any such forward-looking statement. It is important to note that Thinkpath's actual results could differ materially from those in such forward-looking statements.


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

        On January 1, 2000, the combination of Object Arts Inc., an Ontario corporation, was effected by: (i) the issuance of $900,000 worth of our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund of an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our acquisition of Object Arts Inc.; and (iii) the issuance of $1,100,000 worth of our common stock to the existing shareholders of Object Arts Inc. Management believes that with Object Arts Inc.'s technical training expertise, Thinkpath will now be able to offer a complete end-to-end skills gap solution.

         The acquisitions of Systemsearch Consulting Services Inc., International Career Specialists and CadCam Inc., were accounted for using the purchase method of accounting, In connection with the acquisitions of Systemsearch Consulting Services Inc., International Career Specialists Ltd. and Cad Cam, Inc. we recorded $449,000, $851,000, and $5,520,000 respectively, in goodwill, which is being amortized over thirty years in accordance with generally accepted accounting principles as applied in the United States. The combination of ObjectArts Inc. was accounted for using the pooling-of-interests method of accounting.

         In the Revised Consolidated Financial Statements and the Notes included in this Annual Report on Form 10-KSB-A, the results of Cad Cam, Inc, are reflected from October 1, 1999. Revenue and net income figures reported for June 30, 1999 and September 30, 1999 were prepared on a pro forma basis as though Cad Cam, Inc. had been included from January 1, 1999. The pro forma financial information reported in the Notes to the Revised Consolidated Financial Statements also includes the operations of Object Arts Inc. from January 1, 1999. During the first six months of the year, Object Arts Inc. experienced significant losses directly attributable to a failed software venture. The pro forma consolidated net loss reported at December 31, 1999 is a result of the losses of Object Arts Inc at June 30, 1999 coupled with significant restructuring and balance sheet adjustments related to our combination with Object Arts Inc.

         On March 6, 2000, we completed the acquisition of 80% of E-Wink, Inc., a Delaware corporation, in consideration of: (i) 300,000 shares of our common stock; and (ii) warrants to purchase an aggregate of 500,000 shares of our common stock at a price of $3.25 per share for a period of 5 years. E-Wink, Inc. is currently developing platform technology that will match companies' seeking venture capital with venture capital firms offering such venture capital.

         On April 25, 2000, we completed the acquisition of all of the issued and outstanding capital stock of Micro Tech Professionals, Inc., a Massachusetts corporation, in consideration for up to an aggregate of $4,500,000 in a combination of cash, notes payable and shares of our common stock, subject to specific performance criteria be met. On the April 25, 2000, we paid to Denise Dunne-Fushi, the sole shareholder of Micro Tech Professionals, Inc., $2,500,000, which was paid in accordance with the following schedule: (i) $1,250,000 in cash; (ii) the issuance of a $750,000 principal amount unsecured promissory note; and (iii) the issuance of 133,333 shares of our common stock. As part of the transaction, we entered into an employment agreement with Denise Dunne-Fushi, the former President of Micro Tech Professionals, Inc. Such employment agreement is for a term of 1 year commencing on April 25, 2000, the effective date of the acquisition, with an annual salary of $125,000 per year and a bonus of $25,000. Mrs. Dunne-Fushi was not affiliated with us prior to the acquisition.

         On August 22, 2000, we completed a private placement offering of units, each unit consisting of 1 share of our common stock and a callable warrant to purchase 1/2 of 1 share of our common stock. A total of 1,063,851 shares of our common stock were issued together with 532,534 warrants to purchase shares of our common stock exercisable until August 22, 2005 in consideration for $2,681,600. The purchase price per unit ranged from $1.9692 to $2.8125. In addition, we issued to the placement agent, certain financial advisors and the placement agent's counsel, warrants to purchase up to 280,693 shares of our common stock in connection with the private placement offering. Such warrants are exercisable until August 22, 2005 at an exercise price of $2.4614 per share.

         On October 31, 2000, we consummated a business combination with TidalBeach Inc., an Ontario-based web development company. In consideration for the business combination, we issued 250,000 shares of our common stock to its two shareholders. As part of the transaction, we entered into an employment agreement with Michael Reid, the former President of TidalBeach Inc. Such employment agreement is for a term of 2 years commencing on November 1, 2000 with an annual salary of $123,000.

         The information technology and engineering staffing industry is highly competitive and fragmented and is characterized by low barriers to entry. We compete for potential clients with other providers of information technology, engineering and technical training staffing services, systems integrators, providers of outsourcing services, computer consultants, employment listing services and temporary personnel agencies. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and human resources, greater name recognition and a larger base of information technology professionals and clients than us which may provide such competitors with a competitive advantage when compared to us. In addition, many of these competitors, including numerous smaller privately held companies, may be able to respond more quickly to customer requirements and to devote greater resources to the marketing of services than us. Because there are relatively low barriers to entry, we expect that competition will increase in the future. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, prospects, financial condition and results of operations. Further, there can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that the principal factors relevant to competition in the information technology staffing and engineering services industry are the recruitment and retention of highly qualified information technology and engineering professionals, rapid and accurate response to client requirements and, to a lesser extent, price. We believe that we compete favorably with respect to these factors.

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

         Each acquisition was accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the assets of the acquired entity based on fair market value. In connection with the acquisitions of Systemsearch Consulting Services Inc., International Career Specialists Ltd. and all of the issued and outstanding stock of Cad Cam, Inc., Object Arts Inc., and Micro Tech Professionals, Inc.., we recorded $449,000, $851,000, $5,520,000, $1,500,000, $3,700,000 and respectively, in goodwill, which is being amortized over 30 years in accordance with generally accepted accounting principles as applied in the United States.



Results of Operations

         The following table presents certain of our financial data as a percentage of our revenue based on information derived from our revised financial statements.

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

         Cost of Contract Services. The costs of contract services for the year ended December 31, 1999 increased by $5,000,000, or 65%, to $12,600,000, as compared to $7,600,000 for the year ended December 31, 1998. This increase was due to the increased volume of contract services. As a percentage of revenue, the cost of contract services increased marginally from 61% in 1998 to 63% in 1999. The increase in the cost of contract services as a percentage of revenue is a result of the associated costs of Cad Cam, Inc.'s contractors who are treated as employees, and thus are entitled to benefits, overtime and holiday pay.

         Gross Profit. Gross profit for the year ended December 31, 1999 increased by $2,300,000, or 47%, to $7,200,000, as compared to $4,900,00 for the year ended December 31, 1998. This increase was attributable to the aforementioned increase in revenue during the year ended December 31, 1999. As a percentage of revenue, gross profit decreased from 37% for the year ended

December 31, 1998 to 38% for the year ended December 31, 1999. This decrease was a result of the decline in permanent placement sales and the dramatic increase in contract sales, primarily due to the acquisition of Cad Cam, Inc.

         Operating Expenses. Operating expenses for the year ended December 31, 1999 increased by $2,800,000, or 64%, to $7,200,000, as compared to $4,400,000 for the year ended December 31, 1998. This increase was primarily attributable to the increase in administrative expenses at the corporate level to support the increasing number of locations and volume of transactions. As a percentage of revenue however, operating expenses remained consistent at 36% for the year ended December 31, 1998 and for the year ended December 31, 1999.

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

Year 2000 Compliance

        We have developed and implemented a Year 2000 compliance program to address internal systems, suppliers, processes and procedures, as well as the internally developed Njoyn solution. All phases and actions of this program were successfully completed as planned. Remediation measures, where required, were successfully implemented and tested. The total cost of the compliance program was not material. Although we believe that we have taken the appropriate steps to assess, implement and test Year 2000 compliance, it is not possible to ascertain whether the efforts of customers, suppliers or other third parties, will have a material adverse effect on our business, results of operations and financial condition.

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

Dependence on Njoyn

         Our future success depends in part upon Njoyn for the day-to-day operations of its business as well as a service to be offered to our clients. There can be no assurance that Njoyn will function as intended or that it will provide us with a competitive advantage. We can also not confirm that we will be able to successfully market Njoyn or that Njoyn will adequately address the requirements of customers or keep pace with changes in that market. Risk of Third-Party Claims for Damages

         Although our client agreements disclaim responsibility for the conduct of contractors placed by us, we may be exposed to liability with respect to actions taken by contractors while on assignment, such as damages caused by errors, misuse of customer proprietary information or theft of customer property. Although we maintain professional liability insurance, due to the nature of our contract assignments, we cannot provide assurance that the insurance coverage will continue to be available on reasonable terms, if at all, or that it will be adequate to cover any liability as a result of contractors being on assignment.

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

ITEM 7.  FINANCIAL STATEMENTS


         The financial statements are included at the end of this Annual Report on Form at the pages included below.

                               THINKPATH.COM INC.

                           (Formerly IT Staffing Ltd.)

                    REVISED CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998

                         TOGETHER WITH AUDITORS' REPORT

                        (Amounts Expressed in US Dollars)

                                TABLE OF CONTENTS

Report of Independent Auditors                                              F-2

Revised Consolidated Balance Sheets                                         F-3

Revised Consolidated Statements of Income                                   F-5

Revised Consolidated Statements of Changes in Stockholders' Equity          F-6

Revised Consolidated Statements of Cash Flows                               F-7

Notes to Revised Consolidated Financial Statements                   F-8 to F-30

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO MONTREAL, OTTAWA



                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Thinkpath.com Inc.


We have audited the accompanying revised consolidated balance sheets of Thinkpath.com Inc. (incorporated in Canada) as of December 31, 1999 and 1998 and the related revised consolidated statements of income, cash flows and changes in stockholders' equity for the years ended December 31, 1999, 1998 and 1997. These revised consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these revised consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the revised consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the revised consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall revised consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these revised consolidated financial statements referred to above present fairly, in all material respects, the revised consolidated financial position of Thinkpath.com Inc. as of December 31, 1999 and 1998 and the revised consolidated results of its operations and its cash flows for the years ended December 31, 1999, 1998, and 1997 in conformity with generally accepted accounting principles in the United States of America.

On March 22, 2000, we reported separately to the shareholders of Thinkpath.com Inc. on financial statements for the same period, prepared in accordance with Canadian generally accepted accounting principles.



Toronto, Ontario
March 22, 2000                                        Chartered Accountants
except for notes 1, 12 and 19
for which the date is January 9, 2001

THINKPATH.COM INC.
Revised Consolidated Balance Sheets
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
                                                         ==========           =========

THINKPATH.COM INC.
Revised Consolidated Balance Sheets
As of December 31
(Amounts expressed in US dollars)



                                                            1999                1998
                                                             $                   $

                                   LIABILITIES

CURRENT LIABILITIES
    Bank indebtedness (note 9)                            4,083,836             734,034
    Accounts payable                                      2,424,725           1,386,659
    Income taxes payable                                    135,089              95,212
    Current portion of long-term debt (note 10)             278,790             218,251
    Current portion of note payable (note 11)             1,300,000                  -
                                                         ----------           ---------

                                                          8,222,440           2,434,156

DEFERRED INCOME TAXES (note 13)                             107,472                  -

LONG-TERM DEBT (note 10)                                    562,126             628,428

NOTE PAYABLE (note 11)                                    1,150,000                  -
                                                         ----------           ---------

                                                         10,042,038           3,062,584
                                                         ----------           ---------

                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (note 12)                                   8,526,298           1,448,368

RETAINED EARNINGS                                           567,571             476,851

OTHER COMPREHENSIVE INCOME, NET OF TAX (note 14)

    Cumulative translation adjustment                      (22,141)           (139,026)
                                                         ----------           ---------

                                                          9,071,728           1,786,193
                                                         ----------           ---------

                                                         19,113,766           4,848,777
                                                         ==========           =========

    The accompanying notes are an integral part of these revised consolidated financial statements.

THINKPATH.COM INC.
Revised Consolidated Statements of Income For the years ended December 31 (Amounts expressed in US dollars)

                                                              1999              1998             1997
                                                                $                 $                $


REVENUE                                                   19,822,861        12,502,560        4,704,341

COST OF CONTRACT SERVICES                                 12,569,357         7,594,533        2,888,540
                                                          ----------         ---------        ---------


GROSS PROFIT                                               7,253,504         4,908,027        1,815,801

    Gain on investments                                      252,708                -                -
                                                          ----------         ---------        ---------

                                                           7,506,212         4,908,027        1,815,801
                                                          ----------         ---------        ---------
EXPENSES

    Administrative                                         2,916,398         1,354,561          373,627
    Selling                                                4,134,497         2,984,604        1,123,051
    Financial                                                113,783           102,351          125,594
                                                          ----------         ---------        ---------

                                                           7,164,678         4,441,516        1,622,272
                                                          ----------         ---------        ---------

INCOME BEFORE INCOME TAXES                                   341,534           466,511          193,529

    Income taxes (note 13)                                   112,814           115,321           55,121
                                                          ----------         ---------        ---------

NET INCOME                                                   228,720           351,190          138,408
                                                          ==========         =========        =========
WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK OUTSTANDING

    Basic                                                  2,471,758         1,684,542        1,309,135
                                                          ==========         =========        =========

    Fully diluted                                          2,683,820         1,906,667        1,309,135
                                                          ==========         =========        =========

EARNINGS PER WEIGHTED AVERAGE
    COMMON STOCK AFTER PREFERRED DIVIDEND

    Basic                                                       0.04              0.21             0.11
                                                          ==========         =========        =========

    Fully diluted                                               0.03              0.18             0.11
                                                          ==========         =========        =========


    The accompanying notes are an integral part of these revised consolidated financial statements.

THINKPATH.COM INC.
Revised Consolidated Statements of Changes in Stockholders' Equity For the years ended December 31
(Amounts expressed in US dollars)



                                    Common      Preferred
                                     Stock          Stock         Capital                    Cumulative
                                 Number of      Number of           Stock       Retained    Translation
                                    Shares         Shares         Amounts       Earnings     Adjustment
                             -------------  -------------  --------------  -------------  -------------
                                                                       $              $              $


Balance as of
    December 31, 1996            1,021,125             -                4       (12,747)             59

Issuance of common stock           288,010             -          328,323             -              -

Foreign currency
    translation                         -              -               -              -        (18,192)

Net income for the year                 -              -               -         138,408             -
                                 ---------         ------       ---------        -------       -------

Balance as of
    December 31, 1997            1,309,135             -          328,327        125,661       (18,133)

Issuance of common stock
                                   408,740             -        1,120,041             -              -

Foreign currency
    translation                         -              -               -              -       (120,893)

Net income for the year                 -              -               -         351,190             -
                                 ---------         ------       ---------        -------       -------

Balance as of
   December 31, 1998             1,717,875             -        1,448,368        476,851      (139,026)

Issuance of common stock         1,370,767             -        4,787,788             -              -

Common stock payable                    -              -        1,000,000             -              -

Issuance of preferred stock             -          15,000       1,152,142             -              -

Foreign currency
    translation                         -              -               -              -         116,885

Intrinsic value of beneficial
   conversion on preferred
   stock issuance                       -              -         138,000       (138,000)             -

Net income for the year                 -              -               -         228,720             -
                                 ---------         ------       ---------        -------       -------

Balance as of
    December 31, 1999            3,088,642         15,000       8,526,298        567,571       (22,141)
                                 =========         ======       =========        =======       =======


    The accompanying notes are an integral part of these revised consolidated financial statements.

THINKPATH.COM INC.
Revised Consolidated Statement of Cash Flows For the years ended December 31 (Amounts expressed in US dollars)

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
                                                          ==========        ==========         ========


    The accompanying notes are an integral part of these revised consolidated financial statements.

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a) Revision to Consolidated Financial Statements

       The consolidated financial statements for December 31, 1999 have been revised in order to reflect the correct accounting treatment for the discount related to the conversion entitlement of the preferred shareholders with respect to the intrinsic value of the beneficial conversion determined at the time of the preferred stock issuance. This amount has been recorded as a dividend and an addition to paid in capital.

       Consequently, the following accounts have been revised:

       i)     Retained earnings has been decreased by $138,000 to $567,571.

       ii)    Capital stock has been increased by $138,000 to $8,526,298.

       iii) Basic earnings per weighted average common stock after preferred dividends decreased by $0.05 to $0.04.

       iv) Fully diluted earnings per weighted average common stock after preferred dividends decreased by $0.05 to $0.03.

    b) Change of Name

       The company changed its name to Thinkpath.com Inc. on February 24, 2000.

    c) Principal Business Activities

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

    d) Basis of consolidated financial statement presentation

       The revised consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition. All significant inter-company accounts have been eliminated. All of the acquisitions have been accounted for using the purchase method.

    e) Cash and Cash Equivalents

       Cash and cash equivalents include cash on hand, amounts to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

    f) Other Financial Instruments

       The carrying amount of the company's other financial instruments approximate fair value because of the short maturity of these instruments or the current nature of interest rates borne by these instruments.

    g) Long-Term Financial Instruments

       The fair value of each of the company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the company's current borrowing rate for similar instruments of comparable maturity would be.

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

    h) Capital Assets

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

    i) Net Income and Fully Diluted Net Income Per Weighted Average Common Stock

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

    j) Work in Progress

       Work in progress is valued at the lower of cost and the net realizable value of the services rendered.

    k) Revenue

       Revenue from contract placements is recognized as services are performed. Revenue from permanent placements are recognized upon commencement of employment.

    l) Goodwill

       Goodwill representing the cost in excess of the fair value of net assets acquired is being amortized on a straight-line basis over a thirty year period. The Company calculates the recoverability of goodwill on a quarterly basis by reference to estimated undiscounted future cash flows.

    m) Income Taxes

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

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)


    n) Foreign Currency Translation

       The translation of the revised consolidated financial statements from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates or at any other rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in stockholders' equity.

    o) Use of Estimates

       The preparation of revised consolidated financial statements in conformity with generally accepted accounting principals in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the revised consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known.

    p) Long-Lived Assets

       On January 1, 1996, the company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of SFAS No. 21 requires that long-lived assets be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

    q) Comprehensive Income

       In 1999, the company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income". This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as the changes in unrealised appreciation (depreciation) of securities and foreign currency translation adjustments.

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

    r) Accounting for Stock-Based Compensation

       In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduces the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules continued in Accounting Principles Board Option No. 25, Accounting for stock issued to employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 31, 1995. The company has adopted the disclosure provisions of SFAS No. 123.

    s) Accounting Changes

       In June 1998 the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards (SFAS) No.133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that an entity recognizes all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of this standard will not have a material impact on the consolidated interim financial statements of the company.

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
                                                                       =========

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)


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
                                                                     ---------
                                                                     $ 250,000
                                                                     =========

      Cad Cam Inc. and its subsidiaries Cad Cam of Michigan Inc., Cad Cam Technical Services Inc., and Cad Cam Integrated Systems Inc. was acquired on September 16, 1999 for $6,000,000. This amount was paid as follows:
      $2,000,000 paid in cash and $500,000 in common stock on the date of closing. The balance consists of three notes payable totaling $2,500,000 (note 10) and $1,000,000 in the form of common stock to be issued with the final note payable (note 11).

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
                                                     =========       =========

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
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
                                                    =========        =========

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



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

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
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

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
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

12. CAPITAL STOCK

    a) Authorized

       15,000,000   Common stock, no par value
        1,000,000   Preferred stock, issuable in series, rights to be determined by the Board of Directors

    b) Issued

                                                                      1999                1998
                                                                       $                   $

        3,088,642   Common stock (1,717,875 in 1998)              6,236,156           1,448,368
           15,000   Preferred stock                               1,290,142                   -
                       Common stock payable                       1,000,000                   -
                                                                  ---------           ---------
                                                                  8,526,298           1,448,368
                                                                  =========           =========



       On January 2, 1997, 288,010 common stock was issued in conjunction with the acquisition of Systemsearch Consulting Services Inc. with a carrying value of $328,323.

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

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

       In the first quarter of 2000, 174,254 shares of common stock was issued for services rendered on the acquisitions of Cad Cam Inc. and ObjectArts Inc. On the acquisition of OjbjectArts Inc. 527,260 common stock was issued. As part of the acquisition of ObjectArts Inc., the company issued 196,880 common shares for a total consideration of $743,435.

       On April 25, 2000, 133,333 common stock were issued for the purchase of MicroTech Professionals Inc., for a total consideration of $500,000.

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

12. CAPITAL STOCK (cont'd)

    b) Issued (cont'd)

       On April 28, 2000, 300,000 common stock were issued for the purchase of an investment held for re-sale called E-Wink Inc. for a total consideration of $975,000.

       On August 22, 2000, 1,063,851 shares of common stock were issued in a private placement for net proceeds of $2,681,600.

       On October 31, 2000, 250,000 shares of common stock were issued in connection with the acquisition of Tidal Beach Inc.

       Over the course of the 3 months ended June 30, 2000, 3,042 common stock were issued to other individuals for services rendered.

       Over the course of the 3 months ended September 30, 2000, 678,106 common stock were issued on the conversion of 7,527 Preferred Stock.

       The common stock payable represents the final payments for Cad Cam Inc. ($1,000,000) and MicroTech Professionals Inc. ($625,000). Common Stock of Thinkpath Com Inc. will be issued for Cad Cam Inc. at the prevailing market rate at the time of issuance. Common Stock of Thinkpath.com Inc. will be issued for MrcroTech Professionals at the lower of $3.75 and the average of the last sale price as quoted on NASDAQ for the 10 days prior to issuance. If the commons stock payable were to be converted at June 30, 2000 the number of common stock to be issued would be 483,631.

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

       At any time after the effective date of the registration statement, Thinkpath.com Inc. has the option to redeem any or all of the shares of Series A, 8% cumulative, convertible, preferred stock by paying to the holders a sum of money equal to 135% of the stated value of the aggregate of the shares being redeemed if the conversion price is less than $2.00.

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

12. CAPITAL STOCK (cont'd)

    c) Preferred Stock (cont'd)


       Thinkpath.com Inc. holds the option to cause the investors in the December 30, 1999 placement offering to purchase an additional $500,000 worth of series A, 8% cumulative, convertible, preferred stock upon the same terms as described above.

       At the year end, $138,000 representing the intrinsic value of the beneficial conversion value on the Series A, 8% cumulative, convertible, preferred stock was recorded.

       As part of the Cad Cam Inc. and the ObjectArts Inc. acquisitions 60,000 common stock will be issued to a related party in lieu of payment for services rendered. This common stock will be issued at the prevailing market rate on date of issuance.

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

       On July 7, 2000, 5000 shares of series A, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $500,000. The proceeds have been reduced by any issue expenses.

       The preferred stock are convertible into common stock at the option of the holders under certain conditions, at any time after the effective date of the registration statement. As of January 9, 2001, 20,521 Series A preferred stock and 750 Series B preferred stock had been converted into common stock.

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

       In connection with the private placement of subsequent to the year end of Series B preferred stock 100,000 warrants were issued. They are exercisable at a purchase price of $3.58. Also in connection with the private placement of the Series B preferred stock 150,000 warrants were issued. They are exercisable at a purchase price of $3.30.

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

12. CAPITAL STOCK (cont'd)

    d) Warrants (cont'd)

       In connection with the purchase of the investment in E-Wink subsequent to the year end, 500,000 warrants were issued. They are exercisable at a purchase price of $3.24.

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

       The plan will be administrated by the Compensation Committee of the Board of Directors, which will determine among other things, those individuals who shall receive options, the time period during which the options may be partially of fully exercised, the number of common stock to be issued upon the exercise of the options and the option exercise price.

       The plan is effective for a period of ten years, expiring in 2008. Options to acquire 435,000 common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the company. Options granted under the plan may be exercisable for up to ten years, generally requiring a minimum three-year vesting period, and shall be at an exercise price as determined by the Board of Directors, provided that the exercise price of any options may not be less than the fair market value of the common stock on the date of the grant. Options are non-transferable, and are exercisable only by the participant (or by his or her guardian or legal representative) during his or her lifetime or by his or her legal representative following death.

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

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

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

       In May 2000, the directors of the company adopted and the stockholder's approved the adoption of the company's 2000 Stock Option Plan. The plan provides for 435,000 options at an exercise price of $3.25. The options vest over a three-year period and expire May 9, 2005.



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
                                                       ========         ========          ========

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



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
                                                            =======           ========           =======

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
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
                                                                   -----------
                                                                         -
                                                                   ===========

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)


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

17. LEASE COMMITMENTS

    Minimum payments under operating leases for premises occupied by the company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, for the fiscal year end of December 31 for the next five years are as follows:

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
                                      ==========      ==========     =========

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



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

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

19. SUBSEQUENT EVENTS

    a) Subsequent to year-end, Thinkpath.com Inc. entered into a merger and acquisition agreement with Object Arts Inc. and its subsidiary Object Arts (US) Inc. Object Arts (US) Inc., was merged with IT Staffing New York Ltd., an inactive subsidiary of Thinkpath.com Inc. The purchase price consists of Thinkpath.com Inc. issuing 527,260 common stock at a purchase price equal to $3.75 per common stock. The effective date of the acquisition is January 1, 2000. As part of the Object Arts Inc. acquisition, 228,242 common stock, with an aggregate value of $837,157 were issued on the conversion of a long-term debt obligation. The effect of retroactively restating the financial statements for December 31, 1999 to account for this acquisition as a pooling of interests in indicated in
       Note 25.

    b) The company has signed a number of letters of intent and expressions of interest with corporations operating in various cities in the North America. At this time, due to confidentiality agreements, the company is not at liberty to disclose the identity or terms and conditions of these acquisitions.

    c) Subsequent to year-end, Thinkpath.com Inc. entered into an agreement with Deloitte & Touche Corporate Finance Inc. to structure and arrange $5,000,000 through a private placement. The company decided not to proceed with it in the current year.

    d) Subsequent to year-end, Thinkpath.com Inc. entered into an agreement with J.P. Turner & Company, L.L.C. ("JPT") for a public offering to be underwritten or co-managed. The company decided not to proceed with it in the current year.

    e) Subsequent to year-end a form SB-2 was filed for the offering of the Series A 8% cumulative, convertible preferred stock and warrants. The registration statement was declared effective April 27, 2000. On October 20, 2000, the company filed a form SB-2 for the registration of common stock for the conversion of Class B shares and the exchange of warrants.

    f) On November 29, 1999, Thinkpath.Com signed a letter of intent to purchase 100% of the common stock of Global Installers Network Inc., for an amount based on earnings multiple. 10% of the Purchase Price shall be paid in cash upon the Closing and the remaining balance of the Purchase Price through the issuance of the company's common stock. The company decided not to proceed with this acquisition.

    g) On October 4, 2000, Thinkpath.Com signed a letter of intent to purchase 100% of the common stock of Aquila Holdings Limited and its wholly-owned subsidiary DPP International Limited in a combination of (pound)2,500,000 in cash and (pound)961,000 worth of the Company's common stock. The parties have agreed to temporarily postpone the transactions contemplated by the letter of intent due to current market conditions.

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

19. SUBSEQUENT EVENTS (cont'd)

    h) MicroTech professionals Inc. was acquired effective April 1, 2000 for $4,500,000. The amount will be paid in two installments, based on certain requirements to be met by MicroTech Professionals Inc. First Instalment:
       133,333 common stock issued on closing, $1,250,000 cash paid on closing, $750,000 3 year promissory note bearing interest at1/2% above prime paid semi-annually issued on closing. Second Instalment: $625,000 in common stock, $875,000 cash, $500,000 3-year promissory not e bearing interest at1/2% above prime paid semi-annually. The second instalment is contingent on the December 31, 2000 audited financial statements of MicroTech Professionals Inc.

    i) On March 6, 2000, Thinkpath.Com completed the acquisition of 80% of E-Wink, Inc., a Delaware corporation, in consideration of: i) 300,000 shares of our common stock; and ii) warrants to purchase an aggregate of 500,000 shares of our common stock at a price of $3.25 per share for a period of five years. Effective December 31, 2000, Thinkpath.Com has discontinued the operations of E-Wink, Inc.,

    j) On July 27, 2000, Thinkpath.Com entered into an agreement with Bank One for an operating line of $7,000,000 payable on demand and secured by our assets. Effective July 27, 2000, we canceled our operating lines with Toronto Dominion Bank and Provident Bank.

    k) Subsequent to June 30, 2000, the company raised $2,000,000 gross proceeds (approximately $1,640,000 net proceeds) in a private placement of common stock plus a warrant entitling the holder to one half common stock exercisable under the terms and conditions set forth in item 5 of the 10-QSB.

    l) Subsequent to June 30, 2000, the company issued an additional $500,000 (approximately $425,000 net proceeds) of Series A preferred stock.

    m) On September 13, 2000, Thinkpath.Com entered into an agreement with Burlington Capital Markets Inc. to aid the company in further acquisition for a consideration of 250,000 shares and warrants to purchase an aggregate of 400,000 shares, exercisable in whole or in part until 5 years from the date they can first be exercised.

    n) On September 21, 2000, Thinkpath.Com signed a letter of intent to purchase 100% of the common stock of TidalBeach Inc., in consideration for up to 250,000 common shares.

    o) On December 14, 2000, Thinkpath.Com entered into a consulting agreement with Tsunami Trading Corp.d/b/a Tsunami Financial Communications and International Consulting Group, pursuant to which Tsunami and International Consulting Group are to provide financial consulting services to us with respect to financing, and mergers and acquisitions, etc. In consideration for the services to be rendered, we: (a) issued an aggregate of 320,000 shares of our common stock to the consultants as an advance fee, (b) agreed to pay a fee of 10% of the consideration received by us upon the successful completion of any transaction contemplated by the consulting agreement; and (c) agreed to issue warrants to purchase our common stock in an amount equal to 2% of the equity sold and/or issued by us in any transactions contemplated by the consulting agreement.

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



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

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Information
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



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

THINKPATH.COM INC.
Notes to Revised Consolidated Financial Information
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)



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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

       The officers and directors of Thinkpath, and further information concerning them, are as follows as at January 17, 2001:

Name                  Age    Position
----                  ---    --------

Declan A. French      55     Chairman of the Board of Directors and Chief
                             Executive Officer

Tony French           27     Executive Vice President

Kelly Hankinson       30     Chief Financial Officer and Director

Roger W. Walters             Executive Vice President, U.S. Operations and
                             Director

Marilyn Sinclair      46     Vice President, President and Director of Object
                             Arts Inc. and Director

John Dunne            56     Director

Arthur S. Marcus      35     Director

Ronan McGrath         52     Director



         Each director is elected for a period of one year at our annual meeting of shareholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Directors may be re-elected annually without limitation. Officers are appointed by, and serve at the discretion of, our Board of Directors. Our directors do not presently receive any compensation for their services as directors' other than options granted the directors pursuant to our 1998 and 2000 Stock Option Plans. Strasbourger Pearson Tulcin Wolff Incorporated, the managing underwriter for our June 8, 1999 initial public offering, shall have the right, at its option, to designate one director or observer to our Board of Directors until June 1, 2002, which director shall be reasonably acceptable to our Board of Directors. In addition, pursuant to the terms of the placement agent agreement with respect to our August private placement offering, we are required to appoint a designee of KSH Investment Group, Inc., the placement agent, who is reasonably acceptable to us, as a member of our Board of Directors.

         Set forth below is a biographical description of each of our directors and executive officers based on information supplied by each of them:

         Declan A. French has served as our Chairman of the Board of Directors and Chief Executive Officer since our inception in February 1994. Prior to founding Thinkpath, Mr. French was President and Chief Executive Officer of TEC Partners Ltd., an information technology recruiting firm in Toronto, Canada. Mr. French has a diploma in Psychology and Philosophy from the University of St. Thomas in Rome, Italy.

         Tony French has served as our Executive Vice President since September 1999. Prior to becoming Executive Vice President, Mr. French served as our Vice President of Sales since our inception in February 1994.

         Kelly Hankinson has served as our Chief Financial Officer since May 1999 and as a Director since June 2000. Ms. Hankinson served as our Controller from February 1994 to May 1999. Ms. Hankinson has a Masters Degree and a Bachelors Degree from York University.

         Roger W. Walters has served on our Board of Directors and as Executive Vice President of U.S. Operations since September 16, 1999, the date we acquired Cad Cam, Inc. Mr. Walters served as President of Cad Cam, Inc. since 1988 and was its majority shareholder prior to its sale to us in September 16, 1999. Mr. Walters has a Masters degree in Mechanical Engineering from the University of Missouri.

         Marilyn Sinclair has served as our Vice President and President - Object Arts since January 1, 2000, the date we acquired Object Arts, Inc and as a Director since June 2000. Ms. Sinclair served as the president of Object Arts Inc. since 1993. Ms. Sinclair has over eight years experience in the technical training industry, with a strong background in management and human resources. In 1997, Ms. Sinclair was chosen as runner-up for the Canadian Woman Entrepreneur of the Year award.

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

         Arthur S. Marcus has served on our Board of Directors since April 2000. Mr. Marcus is a partner at the New York law firm of Gersten, Savage & Kaplowitz, LLP, our United States securities counsel. Mr. Marcus joined Gersten, Savage & Kaplowitz, LLP in 1991 and became a partner in 1996. Mr. Marcus specializes in the practice of United States securities law and has been involved in approximately fifty initial public offering and numerous mergers and acquisitions. Mr. Marcus received a Juris Doctorate from Benjamin N. Cardozo School of Law in 1989.

         Ronan McGrath has served as a Director since June 2000. Mr. McGrath has been the Chief Information Technology Officer of Rogers Communications Inc. and the President of Rogers Shares Services Inc., since their inceptions in 1996. Mr. McGrath was the Chief Information Technology Officer of Canadian National Railways from 1992 to 1996 and was a Senior Manager of Arthur Andersen from 1977 to 1979. Mr. McGrath was awarded the Canadian Chief Information Technology Officer of the Year Award in 1995. Mr. McGrath currently serves on Compaq Computer's Board of Advisers and is a member of the Board of Directors of The Information Technology Association of Canada.


Committees of the Board

         In July 1998, our Board of Directors formalized the creation of a Compensation Committee, which is currently comprised of Marilyn Sinclair, Arthur
S. Marcus and Ronan McGrath. The Compensation Committee has: (i) full power and authority to interpret the provisions of, and supervise the administration of, our 1998 Stock Option Plan and 2000 Stock Option Plan; and (ii) the authority to review all compensation matters relating to us. The Compensation Committee has not yet formulated compensation policies for senior management and executive officers. However, it is anticipated that the Compensation Committee will develop a company-wide program covering all employees and that the goals of such program will be to attract, maintain, and motivate our employees. It is further anticipated that one of the aspects of the program will be to link an employee's compensation to his or her performance, and that the grant of stock options or other awards related to the price of the shares of our common stock will be used in order to make an employee's compensation consistent with shareholders' gains. It is expected that salaries will be set competitively relative to the information technology and engineering staffing and consulting industry and that individual experience and performance will be considered in setting salaries.

         In July 1998, our Board of Directors also formalized the creation of an Audit Committee, which currently consists of Kelly Hankinson, Roger W. Walters and John Dunne. The Audit Committee is charged with reviewing the following matters and advising and consulting with our entire Board of Directors with respect thereto: (i) the preparation of our annual financial statements in collaboration with our chartered accountants; (ii) annual review of our financial statements and annual report; and (iii) all contracts between us and our officers, directors and other of our affiliates. The Audit Committee, like most independent committees of public companies, does not have explicit authority to veto any actions of our entire Board of Directors relating to the foregoing or other matters; however, our senior management, recognizing their own fiduciary duty to us and our shareholders, is committed not to take any action contrary to the recommendation of the Audit Committee in any matter within the scope of its review.

         We have established an Executive Committee in order for our officers to exchange information on industry trends and promote "best practices" among the business units. Currently, the Executive Committee consists of Declan A. French, Tony French, Marilyn Sinclair, Mike Reid, Kelly Hankinson, Denise Dunne, and Bob Trick.

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

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted our directors, officers and controlling persons and our underwriters pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses, incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person or by our underwriters in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Securities Act, and will be governed by the final adjudication of such issue.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

Name and                                                                      Restricted
Principal                                       Annual                        Stock                          Other
Position                          Year          Salary         Bonus          Awards      Options/SARs       Compensation
-------------------------         ----          ------         -----          ----------  ------------       ------------

Declan French,
Chief Executive Officer           2000         $100,000         -0-            -0-          4,000                 -0-
and Chairman of the Board         1999           98,000         -0-            -0-          4,000               8,342
                                  1998           98,000         -0-            -0-            -0-               8,342

John A. Irwin,
Former President-                 2000          100,000         -0-            -0-          4,000              80,000
International Career              1999          102,000         -0-            -0-          4,000              94,149
Specialists Ltd                   1998          130,580         -0-            -0-            -0-              35,888

John R. Wilson,
President-                        2000           80,000         -0-            -0-          4,000              80,000
Systemsearch                      1999           81,600         -0-            -0-          4,000              76,915
Consulting Services               1998           90,000         -0-            -0-            -0-              77,282
Inc.

Roger Walters,
Executive Vice                    2000          200,000         -0-            -0-          4,000                 -0-
President B US                    1999          200,000(1)      -0-            -0-          4,000                 -0-
Operations and                    1998          200,000         -0-            -0-            -0-                 -0-
President-Cad Cam,
Inc.

Thomas E. Shoup,
Former President                  2000          175,000(2)      -0-            -0-          4,000                 -0-
and Chief Operating               1999          175,000(3)      -0-            -0-          4,000                 -0-
Officer                           1998          129,231         -0-            -0-            -0-                 -0-




---------------
(1) This reflects the salary paid to Mr. Walters as of our acquisition of Cad Cam, Inc. on September 16, 1999.

(2) This reflects the salary paid to Mr. Shoup through December 22, 2000, the effective date of Mr. Shoup's resignation from Thinkpath.

(3) This reflects the salary paid to Mr. Shoup as of our acquisition of Cad Cam, Inc. on September 16, 1999. Mr. Shoup resigned

Employment Agreements

         We have entered into an employment agreement with Declan A. French whereby he will serve as our Chairman of the Board and Chief Executive Officer for a period of two years commencing on June 1, 1999. Mr. French is paid a base salary of $98,000 and a bonus equal to (i) 2% of our gross profit, plus (ii) for each fiscal year, 1% of the increase in revenue from the prior fiscal year. Mr. French's right to receive the latter portion of the bonus continues for one year beyond the termination of the employment agreement.

         On May 19, 1998, in connection with the acquisition of International Career Specialists Ltd., we entered into an employment agreement with John A. Irwin under which he serves as President of International Career Specialists Ltd. The employment agreement is for a term of three years commencing on January 1, 1998, the effective date of the acquisition of International Career Specialists Ltd. Mr. Irwin receives a salary of $130,000 plus a quarterly bonus of 2% of all permanent placement service revenue and 2% of the gross profit all contract services revenue.

         In February 1998, in connection with the acquisition of Systemsearch Consulting Services Inc., we entered into a three-year employment agreement with John R. Wilson under which he serves as President of Systemsearch Consulting Services Inc. at a salary of $120,000 per year. The agreement was effective as of January 2, 1997. Mr. Wilson receives a commission of 10% of the permanent placement revenue of Systemsearch Consulting Services Inc. Additionally, he receives $0.65 for every hour of contract services provided by information technology professionals placed by Systemsearch Consulting Services Inc., provided that the gross margin on such hour exceeds $6.50. Pursuant to the agreement, Mr. Wilson has control of the day-to-day management of Systemsearch Consulting Services Inc.

         On September 16, 1999, in connection with the acquisition of Cad Cam, Inc., Roger W. Walters was elected to our Board of Directors.

         On January 1, 2000, in connection with the acquisition of Object Arts Inc., we entered into an employment agreement with Marilyn Sinclair pursuant to which she shall serve as our Vice President and as President of Object Arts Inc. The employment agreement is for a term of three years commencing on January 1, 2000 with an annual salary of $82,000 per year.

         On April 25, 2000, in connection with the acquisition of Micro Tech Professionals, Inc., we entered into an employment agreement with Denise Dunne-Fushi, she shall serve as our Vice President and as President of Micro Tech Professionals, Inc. The employment agreement of a term of one year commencing on April 25, 2000, the effective date of the acquisition, with an annual salary of $125,000 per year and a bonus of $25,000.

          On November 1, 2000, in connection with the business combination with TidalBeach Inc. we entered into an employment agreement with Michael Reid. Mr Reid will serve as our Chief Information Officer and as the President of TidalBeach Inc. The employment agreement is for a term of two years commencing on November 1, 2000, with an annual salary of $123,000.

Consulting Agreements

         In May 1998, we entered into a consulting agreement with Robert M. Rubin, one our former directors, pursuant to which Mr. Rubin assists us in structuring and negotiating acquisitions, strategic partnerships and other expansion opportunities. In exchange for such services, Mr. Rubin has been granted an option to purchase 200,000 shares of our common stock at a purchase price of $2.10 per share. Mr. Rubin has agreed not to sell, transfer, assign, hypothecate or otherwise dispose of the shares of our common stock issuable upon exercise of the options for a period of two years after exercise without our consent. As of January 17, 2001, we issued 18,508 shares of our common stock upon Mr. Rubin's exercise of the option.

         On September 13, 2000, we entered into an engagement agreement with Burlington Capital Markets Inc. conditional of the successful integration of our first acquisition through Burlington. We have agreed to sell to Burlington Capital Markets an aggregate consideration of 250,000 shares of our common stock at a cash purchase price of $.01 per share to Burlington Capital Markets. We have further agreed to issue warrants to purchase an aggregate of 400,000 shares of our common stock in accordance with the following schedule: (i) 100,000 shares at an exercise price of $5.00 per share, exercisable at any time after October 13, 2000, (ii) 100,000 shares at an exercise price of $7.00 per share, exercisable at any time after November 13, 2000, (iii) 100,000 shares at an exercise price of $9.00 per share, exercisable at any time after December 13, 2000, and (iv) 100,000 shares at an exercise price of $11.00 per share, exercisable at any time after February 13, 2001. Such warrants are exercisable in whole or in part until 5 years from the date they can first be exercised, will contain a cashless exercise provision and registration rights. Compensation will be paid to Burlington at a monthly fee of $10,000 for a minimum of six months.

         On October 26, 2000, we entered into an agreement with Rodman & Renshaw, Inc., a New York investment bank, whereby we engaged Rodman , on a "best efforts" basis, to raise up to $10 million dollars for our subsidiary Njoyn Software Inc. through a private placement of its securities. The parties to the agreement have agreed to temporarily postpone the private placement offering due to current market conditions.

         On November 2, 2000, Njoyn Software Inc. entered into an agreement with

Trinity Capital Securities Limited, whereby Trinity was engaged to facilitate a merger with an identified CDNX company and to raise up to $3,300,000 for the newly merged entity. Upon the completion of the proposed merger and raise, Trinity Capital will be entitled to receive a combination of cash and warrants to purchase our common stock based on the amount of funding we receive.

         On December 14, 2000, we entered into a consulting agreement with Tsunami Trading Corp. d/b/a Tsunami Financial Communications and International Consulting Group, pursuant to which Tsunami and International Consulting Group are to provide financial consulting services to us with respect to financing, and mergers and acquisitions, etc. In consideration for the services to be rendered, we : (a) issued 160,000 shares of our common stock to the consultants as an advance fee, (b) agreed to pay a fee of 10% of the consideration received by us upon the successful completion of any transaction contemplated by the consulting agreement; and (c) agreed to issue warrants to purchase our common stock in an amount equal to 2% of the equity sold and/or issued by us in any transactions contemplated by the consulting agreement.

Stock Option Plans

The 1998 Stock Option Plan

         The 1998 Stock Option Plan is administered by our Compensation Committee or our Board of Directors, which determines among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price. As of January 17, 2001, we issued options to purchase 435,000 shares of our common stock underlying the 1998 Stock Option Plan to certain of our employees and consultants.

         The 1998 Stock Option Plan is effective for a period for ten years, expiring in 2008. Options to acquire 435,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. The 1998 Stock Option Plan is designed to enable management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the 1998 Stock Option Plan may be exercisable for up to ten years, generally require a minimum two year vesting period, and shall be at an exercise price all as determined by our Board of directors provided that, pursuant to the terms of the underwriting agreement between us and our Underwriters, the exercise price of any options may not be less than the fair market value of the shares of our common stock on the date of the grant. Options are non-transferable, and are exercisable only by the participant (or by his or her guardian or legal representative) during his or her lifetime or by his or her legal representatives following death. Upon a change in control of Thinkpath, the acceleration date of any options that were granted but not otherwise exercisable accelerates to the date of the change in control. Change in control includes (i) the sale of substantially all of our assets and merger or consolidation with another company, or (ii) a majority of the members of our Board of Directors changes other than by election by the shareholders pursuant to Board of Directors solicitation or by vacancies filled by the Board of Directors caused by death or resignation of such person.

        If a participant ceases affiliation with us by reason of death, permanent disability or retirement at or after age 65, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant ninety (90) days to exercise the option, except for termination for cause which results in immediate termination of the option.

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

The 2000 Stock Option Plan

         The 2000 Stock Option Plan is administered by our Compensation Committee or our Board of Directors, which determines among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price. As of January 17, 2001, we issued options to purchase 435,000 shares of our common stock to certain of our employees and consultants.

           The 2000 Stock Option Plan is effective for a period for ten years, expiring in 2010. Options to acquire 435,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. The 2000 Stock Option Plan is designed to enable management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the 2000 Stock Option Plan may be exercisable for up to ten years, generally require a minimum two year vesting period, and shall be at an exercise price all as determined by our Board of directors provided that, pursuant to the terms of the underwriting agreement between us and our Underwriters, the exercise price of any options may not be less than the fair market value of the shares of our common stock on the date of the grant. Options are non-transferable, and are exercisable only by the participant (or by his or her guardian or legal representative) during his or her lifetime or by his or her legal representatives following death. Upon a change in control of Thinkpath, the acceleration date of any options that were granted but not otherwise exercisable accelerates to the date of the change in control. Change in control includes (i) the sale of substantially all of our assets and merger or consolidation with another company, or (ii) a majority of the members of our Board of Directors changes other than by election by the shareholders pursuant to Board of Directors solicitation or by vacancies filled by the Board of Directors caused by death or resignation of such person.

         If a participant ceases affiliation with us by reason of death, permanent disability or retirement at or after age 65, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant ninety (90) days to exercise the option, except for termination for cause which results in immediate termination of the option.

         Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the 2000 Stock Option Plan, subject to applicable securities regulation.

         The 2000 Stock Option Plan may be terminated or amended at any time by our Board of Directors, except that the number of shares of our common stock reserved for issuance upon the exercise of options granted under the 2000 Stock Option Plan may not be increased without the consent of our shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of our common stock as of January 17, 2001 for (i) each of our executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more that 5% of our outstanding shares, and
(iv) all of our directors and officers as a group.

                                             Amount and Nature of Beneficial        Percentage of Shares
Names and Address of Beneficial Owner (1)    Ownership (2)                          Outstanding
----------------------------------------     -------------------------------        ---------------------

Declan French                                1,122,459(3)                           15.3%

Tony French                                      4,333(4)                               *

Kelly Hankinson                                 23,167(5)                               *

Roger W. Walters                               292,767(6)                            3.9%

John R. Wilson                                 132,247(7)                            1.8%

John A. Irwin                                  132,247(8)                            1.8%

Marilyn Sinclair                               139,230(9)                            1.9%

John Dunne                                      16,424(10)                              *

Arthur S. Marcus                                15,500(11)                              *

Ronan McGrath                                        0                                  *

Working Ventures Canadian                      425,730(12)                           5.9%
Fund Inc.

KSH Investment                                 900,256(13)                          12.2%
Partners I, LLC.

All directors and officers                     1,878,374                            24.7%
as a group (10 persons)
(3) to (11)



* Less than 1%.

(1) Except as set forth above, the address of each individual is 55 University Avenue, Suite 505, Toronto, Ontario M5J 2H7.

(2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of January 17, 2001, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 510,563 shares of common stock owned by Christine French, the wife of Declan A. French and 101,333 shares of common stock issuable upon options issued to Declan A. French that are currently exercisable or exercisable within the next 60 days.

(4) Includes 1,333 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days.

(5) Includes 20,167 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days.

(6) Includes 154,000 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days.

(7) Includes 1,333 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days.

(8) Includes 1,333 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days.

(9) Includes 40,000 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days.

(10) Consists of 13,091 shares of common stock owned by John Dunne's spouse and includes 3,333 shares of common stock issuable upon options issued to John Dunne that are currently exercisable or exercisable within the next 60 days.

(11) Includes 12,500 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days.

(12) Includes 228,242 shares of common stock issued in exchange for shares of Object Arts Inc. and 197,488 shares of common stock in consideration for the retirement of outstanding debt of Object Arts Inc., both of which were part of the acquisition of Object Arts Inc.

(13) Includes 100,000 shares of common stock issuable upon the exercise of warrants and 800,256 shares of common stock issuable upon the conversion of $500,000 of Series B 8% Cumulative Convertible Preferred Stock, both of which are currently exercisable/convertible or exercisable/convertible within the next 60 days. The number of shares of common stock upon the conversion of the Series B 8% Cumulative Convertible Preferred Stock is based upon a 20% discount to the closing market price of our common stock on January 17, 2001 ($0.781).

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

         In October 1997, in consideration for business consulting services, including identifying, structuring and effecting the acquisitions of Systemsearch Consulting Services Inc. and International Career Specialists Ltd., we issued 113,459 shares our common stock to Globe Capital Corporation, which is controlled by Lloyd MacLean, our former Chief Financial Officer and a former Director.

         In May 1998, we entered into a consulting agreement with Robert M. Rubin, one of our former directors, pursuant to which Mr. Rubin assists us in structuring and negotiating acquisitions, strategic partnerships and other expansion opportunities. In exchange for such services, Mr. Rubin received an option to purchase 200,000 shares of our common stock at a purchase price of $2.10 per share. Mr. Rubin has agreed not to sell, transfer, assign, hypothecate or otherwise dispose of the shares of our common stock issuable upon exercise of the options for a period of two years after exercise without our consent. As of January 17, 2001, we issued 18,508 shares of our common stock upon Mr. Rubin's exercise of such option.

         In November 1998, we purchased certain assets of Southport Consulting, Inc. from Michael Carrazza, one of our former directors, for $300,000 in cash and 40,000 shares of our common stock.

         On September 16, 1999, we completed the acquisition of all the issued and outstanding capital stock of Cad Cam, Inc. for $2,000,000 in cash, $2,500,000 pursuant to a promissory note and the issuance of $1,500,000 worth of shares of our common stock to Roger W. Walters, Cad Cam, Inc.'s former president. As part of the transaction, Mr. Walters was elected to our Board of Directors. The share purchase agreement was executed on January 1, 1999 and the transaction was effective as of September 16, 1999. Mr. Walters was not affiliated with us prior to the acquisition. On January 1, 2000, the share purchase agreement by and among Thinkpath.com Inc, Cad Com. Inc, and Roger W. Walters was amended. Pursuant to the amendment, the parties agreed that $1,000,000 of the $2,000,000 cash payment to be made to Mr. Walters was to be paid in four equal quarterly payments of $250,000. In consideration for accepting the cash payment in installments, we issued Mr. Walters an aggregate of 100,000 options to purchase our common stock.

         On January 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of Object Arts Inc., an Ontario corporation, in consideration of: (i) the issuance of $900,000 worth of our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our acquisition of Object Arts Inc.; and (iii) the issuance of $1,100,000 worth of our common stock to the existing shareholders of Object Arts Inc. As part of the transaction, we entered into employment agreements with Marilyn Sinclair, Object Arts Inc.'s and Lars Laakes, former officers of Object Arts Inc. Such employment agreements are for a term of three years commencing on January 1, 2000, the effective date of the acquisition, with annual salaries of $82,000 and $75,000 per year, respectively. Neither Ms. Sinclair nor Mr. Laakes were affiliated with us prior to the acquisition.

         On April 25, 2000, we completed the acquisition of all of the issued and outstanding capital stock of Micro Tech Professionals, Inc., a Massachusetts corporation, in consideration for up to an aggregate of $4,500,000 in a combination of cash, notes payable and shares of our common stock, subject to specific performance criteria be met. On the April 25, 2000, we paid to Denise Dunne-Fushi, the sole shareholder of Micro Tech Professionals, Inc., $2,500,000, which was paid in accordance with the following schedule: (i) $1,250,000 in cash; (ii) the issuance of a $750,000 principal amount unsecured promissory note; and (iii) the issuance of 133,333 shares of our common stock. As part of the transaction, we entered into an employment agreement with Denise Dunne-Fushi, the former President of Micro Tech Professionals, Inc. Such employment agreement is for a term of 1 year commencing on April 25, 2000, the effective date of the acquisition, with an annual salary of $125,000 per year and a bonus of $25,000. Mrs. Dunne-Fushi was not affiliated with us prior to the acquisition.

           On October 31, 2000, we consummated a business combination with TidalBeach Inc., an Ontario-based web development company. In consideration for the business combination, we issued 250,000 shares of our common stock to its two shareholders. As part of the transaction, we entered into an employment agreement with Michael Reid, the former President of TidalBeach Inc. Such employment agreement is for a term of two years commencing on November 1, 2000 with an annual salary of $123,000.

         While we were a private company, we lacked sufficient independent directors to ratify many of the foregoing transactions. However, our management believes that the foregoing transactions were on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions between us and our officers, directors or 5% shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties. In the event that we enter into future affiliated transactions, they will be approved by our independent directors who do not have an interest in the transactions and who have access, at our expense, to our counsel or independent legal counsel.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements.



       Report of Independent Auditors..........................................................................F-3
       Consolidated Balance Sheets for the years ended December 31, 1999 and 1998..............................F-4
       Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997..............F-6
       Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997..............F-7
       Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997..............................................................................................F-8
       Notes to Consolidated Financial Statements......................................................F-9 to F-30



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

                                    Dated: January 22, 2001

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Declan A. French                       Chairman and Chief Executive                  January 22, 2001
-----------------------------------        Officer (Principal
Declan A. French                           Executive Officer)


/s/ Kelly L. Hankinson                     Chief Financial Officer and Director          January 22, 2001
-----------------------------------        (Principal Accounting Officer)
Kelly L. Hankinson

                                           Director                                      January 22, 2001
-----------------------------------
Roger W. Walters

/s/ Arthur Marcus                          Director                                      January 22, 2001
-----------------------------------
Arthur Marcus

/s/ Ronan McGrath                          Director                                      January 22, 2001
-----------------------------------
Ronan McGrath

                                           Director                                      January 22, 2001
-----------------------------------
Marilyn Sinclair

                                           Director                                      January 22, 2001
-----------------------------------
John Dunne