Form 10KSB
period 2000-12-31
THINKPATH COM INC
filed 2001-04-03
CIK 1070630

As filed with the Securities and Exchange Commission on April 3, 2001


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB



                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

                        Commission File Number 001-14813

                               THINKPATH.COM INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

Ontario, Canada                                       52-209027
---------------                                       ---------
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)

55 University Avenue, Toronto, Ontario Canada                          M5J 2H7
---------------------------------------------                          -------
(Address of principal executive offices)                              (Zip Code)

                                 (416) 364-8800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             Securities           registered pursuant to Section 12(g) of the
                                  Exchange Act:

                           Common Stock, No Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No ___

         The issuer's revenues for the most recent fiscal year were $44,300,000

         The aggregate market value of the voting and non-voting stock held by non-affiliates based upon the last sale price on March 30, 2001 was approximately $6,090,273.32.

         As of March 30, 2001 there were 11,915,138 shares of Common Stock, no par value per share, issued and outstanding.


         Documents incorporated by reference: None.

                               THINKPATH.COM INC.
                       2000 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS




                                     PART I



Item 1.  Business..............................................................3
Item 2.  Properties.................. ........................................11
Item 3.  Legal Proceedings.................. .................................11
Item 4.  Submission of Matters to Vote of Security Holders....................12

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
           Matters.........................................................   13
Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................13
Item 7.  Financial Statements.................................................22
Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures..............................................22

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant;
           Compliance with Section 16(a) .................................... 22
Item 10. Executive Compensation...............................................25
Item 11. Security Ownership of Certain Beneficial Owners and Management.......29
Item 12. Certain Relationships and Related Transactions.......................30
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K......33

Signatures....................................................................35

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

             The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On March 30, 2001, the exchange rate was Cdn$0.63570 per US$1.00.

Year ended December 31,             1995        1996        1997         1998       1999      2000
                                    ----        ----        ----         ----       ----      ----


Rate at end of period               $0.7353     $0.7299      $0.6991   $0.6532    $0.6929    $0.6676
Average rate during period           0.7299      0.7353       0.7223    0.6745     0.6730     0.6739
High                                 0.7009      0.7212       0.6945    0.7061     0.6929     0.6983
Low                                  0.7533      0.7526       0.7749    0.6376     0.6582     0.6397

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS


         Unless otherwise indicated, all reference to "Thinkpath", "us", "our" and "we" refer to Thinkpath.com Inc. and its wholly-owned subsidiaries:
Systemsearch Consulting Services Inc., an Ontario corporation, International Career Specialists Ltd., an Ontario corporation, Cad Cam, Inc., an Ohio corporation, Object Arts Inc., an Ontario corporation, Object Arts US Inc., a New York corporation, Micro Tech Professionals Inc., a Massachusetts corporation, Njoyn Software Inc., a Canadian corporation and TidalBeach Inc., an Ontario corporation and its majority-owned subsidiary E-Wink Inc., a Delaware corporation.

Overview

         We are a global provider of information technology and engineering project outsourcing, recruitment and staffing, technical training and consulting and ASP-based skills management technology. Our customers include financial services companies, software and other technology companies, Canadian and American governmental entities and large multinational companies, including Bank of Montreal, Bell Canada, Goldman Sachs, Chapters, Lucent Technologies, Cummins Engine, General Electric, General Motors, CIBC, Xerox Corporation, EDS, American Express and Universal Industrial Corp. (ESI). We have expanded our operations into the United States, through among other things, our acquisitions of Cad Cam, Inc., Object Arts Inc., and Micro Tech Professionals Inc. and we intend to continue to develop an expanded network of offices to provide our services throughout North America.

         We were incorporated under the laws of the Province of Ontario, Canada in 1994.

Outsourcing

         Many companies do not have the staff necessary to complete a large project in-house and, due to time, cost and/or infrastructure restraints, are not interested in hiring new employees or training existing employees for such projects. In response to this trend, we offer specialized project outsourcing and management services in the areas of technical documentation, Web development, design engineering, and Computer Aided Design (CAD) services. Management anticipates that outsourcing will account for more than 60% of our total revenues by 2002.

Recruitment

         We offer full-service recruitment services, including permanent placement, contract placement, and executive search in the IT and engineering fields. We have particular expertise in recruiting for Web-based and e-commerce applications, Customer Relationship Management (CRM) technologies, technical documentation and technical training. We can and do find candidates from the entire spectrum of responsibility levels -- from newly graduated junior technicians to senior technical executives.

         Our careful evaluation process tests candidates on their technical proficiency, soft skills, fit with company culture, and attitude towards finding a new position. We guarantee that all potential hires are interviewed and reference checked and that no resume is ever forwarded to a client without the candidate's prior permission and knowledge.

Training

         Out training division offers an array of technical training and certification options, including classroom training with an instructor, one-on-one mentoring in the workplace, and Internet-based learning modules. We are a Microsoft Certified Technical Education Center and also offer a variety of Web certification programs including Java, Linux, and Microsoft end-user training.

     Instructor-Led Classroom Training

         In state-of-the-art facilities, we schedule over 80 public enrollment courses. We use vendor-certified curricula and vendor-certified trainers to ensure the highest quality learning experience.

     Private Group Classes

         For groups of IT professionals that require training on a particular topic, we can customize a course to fit a specific IT environment and hold the course at a site of the client's choosing. We have successfully completed private training in the United States, Canada, Hong Kong, the Philippines, the United Kingdom and other international locations for high-profile clients such as Goldman Sachs.

     Mentoring

         Our highly skilled instructors provide on-site, on-the-job technical advice and tutoring. Management believes that this "mentoring" program is an effective way to add expert skills on a short-term basis to enhance the performance of IT personnel and to implement computer technologies.

Technology

         Njoyn

         Based on our corporate experience in the recruitment industry, we have developed an Internet-based recruiting solution called Njoyn. Njoyn is a complete application that manages and streamlines every aspect of the hiring process yet is delivered over the Web on a subscription basis.

         Through a simple and easily accessible interface, companies utilizing Njoyn can broadcast job openings, sort and rank incoming candidates, manage agency relationships, communicate in real-time with all stakeholders in the hiring process, schedule and track interviews and generate statistical reports to monitor Return on Investment (ROI). Njoyn is delivered through an ASP (Application Service Provider) model. Development of the application is already completed, and Njoyn is currently being used by several of our clients.


         SecondWave

         SecondWave is Web marketing and site maintenance software that we acquired through our acquisition of TidalBeach. SecondWave allows companies to create, manage and automate their own dynamic, adaptive Web sites. The application is designed to build on-line communities and foster relationships by continuously learning from each visitor's behavior and targeting his or her interests with customized content and communications.

         The software allows people with very little programming knowledge to maintain multiple Web sites, in any language. It assists in automating e-mail mailings, the building and maintenance of news groups, the implementation of real-time messaging, the creation of polls and surveys, and the building of on-line communities.

Industry Background

         In the last few years, access to talent has become a mission critical issue for nearly every company.

         The size of the United States' economy has doubled in the past 30 years. Technology has played a key role in this growth as economies around the world are making the transition to becoming knowledge and service-based economies. Through this transition, McKinsey & Company predicts that the need for talent will increase faster than GDP growth.

         Technology's continued rise in importance and an increasingly competitive and global marketplace have put considerable pressure on companies to quickly acquire skilled talent, improve the productivity of existing staff, and ensure staff retention. CIBC World Markets estimates that United States companies alone spend $160 billion every year to hire, train, manage and retain employees.

         Acquiring skilled talent can be extremely difficult, however. Despite recent layoffs and downsizing, unemployment is still at a low of about 4%. Specifically, there is a critical shortage of information technology and engineering professionals. IDC estimates that in 1999 there was a shortage of 700,000 IT professionals in the United States. Currently half of all IT jobs in the United States remain unfilled.

         In the area of engineering, at least 20 million technical jobs will be added to the United States work force by 2008 yet 40% of United States high school students lack the fundamental mathematics skills required to complete college engineering degrees, according to a report by MathSoft Education and the American Society for Engineering Education. This points to a serious shortage of engineering professionals in coming years.

         Accordingly, United States staffing industry revenues are expected to reach nearly $160 billion in 2001, says Staffing Industry Analysts.

         Compounding the skills shortage problem is the high level of turnover in the IT industries. On average, IT professionals change jobs once every two years. Such turnover will cost United States employers about $7.6 billion in 2002, according to IDC. As a result, retention of staff has come to rival recruitment in importance.

         Training and its subsequent promise of professional growth and development is one of the tools that employers use to keep their employees. Research by retention experts Beverly Kaye and Sharon Jordan-Evans shows that career growth, learning and development top the list of reasons why employees stay with a company.

         IDC estimates the value of the corporate training market at $62.5 billion and predicts a compound annual growth rate (CAGR) of 7% between 1999 and 2003. The e-learning market is expected to grow from $1.0 million in 1999 to $11.4 billion in 2003, a CAGR of 83%.

         Furthermore, as competition increases and companies are compelled to focus on core competencies, outsourcing is a popular option for reducing research, infrastructure, and support costs. By 2001, Gartner Group estimates that 60% of all companies will outsource some or all of their IT infrastructure. Worldwide spending on outsourcing is expected to top $151 billion in 2003, with information technology comprising the fastest-growing segment of this market.

Business Strategy

         We work to improve the technical resource performance of large and high-growth corporations by offering a complete array of IT and engineering solutions including outsourcing, recruiting, training and technology services.

         Our business objective is to become a $100 million company by 2002. We aim to increase market share in each of our service markets by effectively cross-selling our services and emphasizing to clients the advantages of a flexible, one-stop service provider.

         The primary components of our strategy to achieve this objective are as follows:

Further penetrate existing client base, especially Fortune 500

         We work with many large corporations, many of them Fortune 500 companies. With each new acquisition we have made over the last two years, we have acquired further access to blue chip clients. Many of these clients currently use only one of our service lines. We have therefore identified tremendous opportunities to further penetrate our existing client base by cross-selling other services to these clients, and by increasing or improving our delivery of the services they currently use.

Pursue more national and international accounts

         In 2000, we created a national sales team, focused on large national and international clients. Building on previous successes, we are aggressively targeting multi-year, multi-million dollar contracts, most of which focus on our outsourcing division.

Emphasize cross-selling amongst service lines

         Management believes that we occupy a unique position in the marketplace in that we are able to offer a complete range of services to address IT and engineering resource requirements. For example, a client could come to us with a requirement for an intranet. Working collaboratively, our various divisions could tailor a solution that develops a custom software application (technology division), builds the intranet for the client (outsourcing division), hires a new project manager to manage the intranet in the client environment after the implementation (recruitment division), and trains the client's staff on maintenance and support issues (training division).

         Management believes that there are significant benefits to be had from emphasizing cross-selling amongst our various divisions, and that such a strategy will help us increase revenue. In 2000, we created a management committee comprised of executive officers and key employees from each of the service areas, with a mandate to encourage collaboration throughout Thinkpath and to help each service area build on one another's strengths.

Outmaneuver the competition with technology

         We have established an extensive technology strategy and infrastructure which we believe provides us with a competitive advantage over less technologically advanced competitors. The primary components of this strategy and infrastructure are described below.

         Back office infrastructure

         We have invested heavily in the creation and support of an integrated technological infrastructure which links all offices and employees and promotes uniformity in certain functions. From an accounting program that provides for real-time financial reporting across dispersed branch offices to our intranet to Njoyn, each of our employees has access to the tools and information that help them to be productive. This infrastructure helps us integrate our acquisitions more easily and cost-effectively than would otherwise be possible.

         Njoyn Software

         To date, we have spent approximately $2 million on research and development related to Njoyn. Njoyn is currently being used by several companies such as Amicus (a retail division of CIBC), GT Group Telecom, and Microsoft Canada. Njoyn is also used internally at all of our offices to manage the recruitment portion of our business.

         In March 2001, we entered into a partnership with Ryerson Polytechnic University. Under the terms of the partnership, Njoyn will be used to manage student placements for the internship program at Ryerson's School of Business Management, the largest undergraduate business school in the Province of Ontario. Ryerson offers internship opportunities with such companies as CIBC, Bank of Montreal, Deloitte & Touche, KPMG, PricewaterhouseCoopers, Ernst & Young, Imperial Oil, and Compaq.

         Our strategy with the Ryerson implementation is to gain exposure to the school's corporate internship partners, who must use Njoyn to submit their internship opportunities and evaluate students. It is our belief that such exposure will create more market awareness of Njoyn and that the positive experience these companies will have with the software will result in sales opportunities.

         Furthermore, Njoyn will also be used by the students who represent future candidates for our recruiting division. We are thus developing early corporate awareness amongst this key group.

         We plan to pursue similar partnerships with other educational institutions, although there is no assurance that such partnerships can or will be secured.

     The Njoyn hiring cycle

         The following is a description of a typical hiring cycle with respect to the use of Njoyn:

- A recruiter accesses Njoyn on his Web browser and enters a job description, specifying the skills and qualities he is looking for in a candidate. He then selects from a number of broadcast options including job boards such as Monster, our Web site, intranet or internal referral programs, and any recruitment agencies he works with. One click posts the job to all selected sources.

- The skills profiles of prospective candidates are mapped against the job requirements the recruiter specified and assigned a percentage match, allowing the recruiter to quickly identify top applicants. Declined candidates are automatically e-mailed and their files are stored for future reference.

- Once the top candidates have been identified, the interviewing process begins. All interview scheduling, interview notes, and candidate and internal communications are managed by Njoyn's workflow system.

- Throughout the process, Njoyn frees recruiters from the least productive aspects of their role, letting them focus on people, not paperwork. The result is increased recruiting speed and a lower cost to hire.

     Njoyn2

         In July 2001 we intend to release Njoyn2, a revised and updated version of the Njoyn software containing significant technological advancements. For competitive reasons, the exact scope and nature of these advancements cannot be discussed here, however, it can be made known that we intend to file for several technology patents with respect to such technological advancements. We believe that Njoyn2 will launch the product to the forefront of the industry and provide us with an increased competitive advantage in the marketplace.

Marketing and Promotion

         Our marketing and brand strategy is to position ourselves as a leading provider of IT and engineering services, emphasizing our flexible service options, the depth of our expertise, and the global delivery capabilities of our North American offices.

     This positioning will be achieved through a variety of means, including:

     - Strong and easy-to-access sales and marketing support at the branch level;
     - Investment in awareness and branding campaigns;
     - Exploration and establishment of various business partnerships and alliances; and
     - Ongoing development of sales support tools and collateral.

Target Markets

         Our target clients are large and high-growth corporations throughout North America and Europe. Some of our current clients include Lucent, General Motors, Bank of Montreal, CIBC, General Electric, FedEx, EDS Canada, Microsoft and more. This existing client base can be penetrated much further. We will therefore focus on maximizing the value from our current client relationships, while also looking at capturing new opportunities.

Collateral and Sales Support

         As we acquire new companies, new collateral such as company forms, stationary, promotional materials, and marketing kits, must necessarily be produced to more accurately reflect our expanded service offerings. In 2001, we intend to commence a complete evaluation and refinement of our collateral program.

         We also contemplate exploring initiatives to promote and support sales at the branch level through, among other things, direct client contact, local advertising campaigns, and participation in live events (career fairs, trade shows).

Internet Marketing

         A key component of our promotion strategy is to focus on our Internet presence. In January 2001, we launched a Web portal that offers participants a full range of information and interactive services. Our goal is to further develop this presence into an on-line community of clients, career candidates, and investors who will interact amongst themselves and be supported by our employees.

         Other components of our Internet strategy include:

    -  A comprehensive assault on listings in Internet search engines;
    -  The use of selected Internet search engines as an advertising tool
    -  The selective use of banner advertising and newsletter sponsorships;
    -  Customer and competitive intelligence;
    -  Web-based customer services, support and communication;
    - The use of opt-in broadcast email as part of various direct mail campaigns;
    -  The creation of moderated email forums and chat rooms;
    - The continuation of existing email newsletters and development of further newsletters; and
    -  Live and archived Web casts.

Loyalty Programs

         Based on our detailed market and client research, we intend to segment our client-base and develop carefully targeted loyalty programs to encourage strong relationships. We contemplate developing programs for both corporate clients and career candidates. These programs will be largely administered and offered through our Web portal.

Customers

         Our clients are large and high-growth corporations from a wide variety of industries across North America and Europe. These customers include Fortune 500 companies and other high-profile companies. We believe that our high profile customer base provides us credibility when pursuing other customers.

The following is a partial listing of our clients:

     Bank of Montreal
     Bell Canada
     Boeing
     Chase Manhattan Bank
     CIBC
     City of New York
     Cummins
     DMR Group
     EDS Canada
     ESI Fiscal
     Federal Express
     Ford Motor Co.
     General Electric
     General Motors
     Goldman Sachs
     Hewlett-Packard
     Lucent
     Polaroid
     Merrill Lynch
     Microsoft
     Toronto Stock Exchange

Continue strategic course of acquisitions

         Over the past two years, we have actively followed a strategic course of acquisitions in an effort to achieve our goal of becoming a leading provider of IT and engineering services.

         Whereas we were originally started as an IT recruitment firm in 1994, management saw opportunities for expansion into other, related service sectors focused on addressing technical resource gaps. With the acquisition of companies specializing in project outsourcing, training and engineering recruitment capabilities, we are now able to offer our clients a comprehensive and flexible array of services to enhance their technical resource performance.

         Growth through acquisition has allowed us to expand our presence extensively throughout North America while avoiding many of the difficulties associated with organic expansion into new territories. These difficulties are similar to those experienced by start-ups, whose client bases must be built from scratch; developing a new business carries a high risk and the growth of such firms, if any, is frequently anemic. By acquiring established companies with pre-existing client relationships, we believe we have avoided many of these difficulties.

         We aim to continue our course of strategic acquisition. Using acquisitions, our goals are to move into West Coast markets of North America to complement our international service capabilities, and to further develop our niche offerings in technical publications and e-learning.

         Our acquisition criteria are clear. They have guided us in our acquisitions to date and will continue to do so as we move forward. The criteria applicable to potential target companies are that each such acquisition candidate must:

     -   Be profitable;
     -   Be a strategic fit;
     -   Be situated in a suitable geographic location;
     -   Have established blue chip clientele;
     -   Have a compatible corporate culture; and
     -   Offer services that complement or enhance our capabilities.

         We believe acquisition targets will find us to be an attractive business partner due to our existing relationships with multi-national and other large corporate clients, our good reputation among information technology and engineering professionals, our cutting-edge technology infrastructure and strategy, and our incentive based compensation package, which generally combines base salary, bonuses, commissions and incentive stock options.

         We believe that providing an acquired company with access to our technology infrastructure will allow the acquired company to provide better service without substantially increasing costs, which may also lead to increased revenue.

         While consolidation in the staffing industry has increased the competition for the acquisition of companies, we intend to avoid competing for acquisition candidates by focusing on smaller companies.

         On September 16, 1999, we completed the acquisition of all the issued and outstanding capital stock of Cad Cam, Inc., an Ohio corporation, for an aggregate of $2,000,000 in cash, a $2,500,000 promissory note and $1,500,000 worth of our common stock to be issued to Roger Walters, Cad Cam, Inc.'s president. Pursuant to the share purchase agreement, Mr. Walters was elected to serve as one of our directors. The share purchase agreement was executed on January 1, 1999 and the transaction was effective as of September 16, 1999. Mr. Walters was not affiliated with us prior to the acquisition.

      On January 1, 2000, the combination of Object Arts Inc., an Ontario corporation, was effected by: (i) the issuance of $900,000 worth of our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund of an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our combination of Object Arts Inc.; and (iii) the issuance of $1,100,000 worth of our common stock to the existing shareholders of Object Arts Inc. The acquisition of Object Arts Inc. has enabled us to offer advanced training and certification to information technology professionals, adding to our complete end-to-end skills gap solution. As part of this combination, we entered into employment agreements with Marilyn Sinclair and Lars Laakes, former officers of Object Arts Inc. The employment contracts have a term of three years and provide for annual salaries of $82,000 and $75,000, respectively.

         On April 25, 2000, we completed the acquisition of all of the issued and outstanding capital stock of Micro Tech Professionals, Inc., a Massachusetts corporation, in consideration for an aggregate of up to $4,500,000 in a combination of cash, notes payable and shares of our common stock, subject to specific performance criteria being met. On the April 25, 2000, we paid to Denise Dunne-Fushi, the sole shareholder of Micro Tech Professionals, Inc., $2,500,000, according to the following schedule: (i) $1,250,000 in cash; (ii) the issuance of a $750,000 principal amount unsecured promissory note; and (iii) the issuance of 133,333 shares of our common stock. As part of the transaction, we entered into an employment agreement with Denise Dunne-Fushi, the former President of Micro Tech Professionals, Inc. The employment agreement is for a term of 1 year commencing on April 25, 2000, the effective date of the acquisition, with an annual salary of $125,000 per year and a bonus of $25,000. Mrs. Dunne-Fushi was not affiliated with us prior to the acquisition.

         On March 6, 2000, we completed the acquisition of 80% of E-Wink, Inc., a Delaware corporation, in consideration of: (i) 300,000 shares of our common stock; and (ii) warrants to purchase an aggregate of 500,000 shares of our common stock at a price of $3.25 per share, exercisable for a period of 5 years. E-Wink, Inc., which was developing a Web site to match providers of venture capital, bridge loans and private placement capital with members of the brokerage community, was discontinued in January 2001 due to market turmoil and the resulting difficulty in raising funds for Internet ventures. The investment of approximately $1,350,000 was written off at December 31, 2000.

         On October 31, 2000, we consummated a business combination with TidalBeach Inc., an Ontario-based Web development company, for which we issued 250,000 shares of our common stock to the two shareholders of TidalBeach, Inc. As part of the transaction, we entered into an employment agreement with Michael Reid, the former President of TidalBeach Inc. The employment agreement is for a term of two years commencing on November 1, 2000 with an annual salary of $123,000. Pursuant to our combination with TidalBeach we acquired the SecondWave software.

         On November 15, 2000, we entered into a non-binding letter of intent with a United States corporation in a complementary industry segment. We have entered into a confidentiality agreement with this United States corporation which prevents us from disclosing its name. The letter of intent states that we will acquire all of the issued and outstanding capital stock of this company in consideration for an aggregate of up to $8,000,000 in cash and $4,000,000 worth of our common stock. The consummation of the transaction contemplated by the letter of intent is subject to our due diligence investigation as well as several other conditions. The parties have agreed to temporarily postpone the transaction contemplated by the letter of intent due to current market conditions.

Competition

         The information technology and engineering staffing industry is highly competitive and fragmented and is characterized by low barriers to entry. We compete for potential clients with other providers of information technology staffing services, systems integrators, providers of outsourcing services, computer consultants, employment listing services and temporary personnel agencies. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and human resources, greater name recognition and a larger base of information technology professionals and clients than we do, all of which factors may provide these competitors with a competitive advantage. In addition, many of these competitors, including numerous smaller privately-held companies, may be able to respond more quickly to customer requirements and to devote greater resources to the marketing of services than we can. Because there are relatively low barriers to entry, we expect that competition will increase in the future. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, prospects, financial condition and results of operations. Further, we cannot assure you that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not have a material, adverse effect on our business, prospects, financial condition and results of operations. We believe that the principal factors relevant to competition in the information technology, staffing and engineering services industry are the recruitment and retention of highly qualified information technology and engineering professionals, rapid and accurate response to client requirements and, to a lesser extent, price. We believe that we compete favorably with respect to these factors.

         We believe that our competitive advantage lies not only in our use of technology, but also in the accessibility of this technology to all of our employees. The building and maintenance of our database of over 50,000 has been a combined effort of all our employees. We also have Internet access and membership to 12 local, national and international databases for information technology professionals.

Employees and Consultants

Employees

         Our staff at December 31, 2000 consisted of 180 full-time employees, including 80 recruiters, 50 account managers/salespeople and 50 administrative employees. Our staff at March 30, 2001 consisted of 160 full-time employees, including 80 recruiters, 48 account managers/salespeople and 32 administrative employees. We are not party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees.

Consultants

         We enter into consulting agreements with the information technology and engineering professionals at hourly rates negotiated with each information technology professional based on each such individual's technical and other skills. The agreements provide that the information technology and engineering professional is responsible for taxes and all other expenses and that the information technology professional is not our employee for tax or other legal purposes. At December 31, 2000 and March 30, 2001, approximately 390 and 420 contract workers, respectively, placed by us who were performing services for our customers.

Recent Events

         Effective December 26, 2000, shares and options were issued to the following: Declan French, Tony French, Mike Reid, Kelly Hankinson, and Globe Capital. These payments were made pursuant to contracts and, or as bonuses with regards to the various acquisitions throughout the course of the year. The amounts issued were as follows: 1,200,000 shares to Declan French; 50,000 shares to Tony French; 100,000 options priced at $0.70 to Mike Reid; and 50,000 shares and 100,000 options priced at $0.70 to Kelly Hankinson; and 500,000 shares to Globe Capital Corporation.

         On January 26, 2001, we: (i) repriced a warrant to purchase up to 100,000 shares of our common stock, which warrant was issued to a certain investor in our April 2000 private placement offering of Series B 8% Cumulative Preferred Stock, so that such warrant is exercisable at any time until April 16, 2005 at a new purchase price of $1.00 per share; (b) repriced warrants to purchase an aggregate of up to 230,693 shares of our common stock, which warrants were issued to the placement agent, certain financial advisors, and the placement agent's counsel in our August 2000 private placement offering of units, so that such warrants are exercisable at any time until August 22, 2005 at a new purchase price of $1.00 per share; and (c) issued a warrant to purchase up to 250,000 shares of our common stock exercisable at any time and in any amount until January 26, 2006 at a purchase price of $1.50 per share to KSH Investment Group Inc. for investment banking services rendered. In February 2001, 150,000 of such warrants were exercised by KSH Investment Group, the placement agent in our August 2000 private placement offering. As partial consideration for the exercise of such warrants, we issued to certain affiliates of the placement agent, warrants to purchase an aggregate of 315,000 shares of our common stock at an exercise price of $1.50 per share. The exercise prices of the revised and newly issued warrants are equal to, or in excess of, the market price of our common stock on the date of such revision or issuance.

         On March 14, 2001, we repriced 100,000 options belonging to Roger Walters to $1.00 per share in consideration for debt forgiveness of $75,000 and the restructuring of debt totaling $250,000 on the notes payable to Mr. Walters in connection with the purchase of Cad Cam Inc. In addition, on March 14, 2001 Mr. Walters resigned as our Executive Vice President of US Operations effective immediatley.



ITEM 2.  PROPERTIES

         We maintain our headquarters in a 12,924 square foot office located at 55 University Avenue in Toronto, Ontario, Canada. We have leased such facility for a term of ten years terminating in December, 2007. We pay annual base rent of $195,908. We lease additional offices at the following locations:



  Location                           Square Feet  Lease Expiration   Current Rent Per Annum
  --------                           -----------  ----------------   ----------------------


  Etobicoke, Ontario                    1,610          4/13/03               $22,300
  New York, New York                    1,214         10/31/01               $47,353
  Markham, Ontario                      6,000          5/31/01               $39,000
  Dayton, Ohio                          8,426         08/31/01               $83,000
  Indianapolis, Indiana                 2,025         12/31/01               $30,881
  Columbus, Ohio                        1,000         01/31/02               $19,200
  Cincinnati, Ohio                      2,256         09/30/01               $22,560
  Tampa, Florida                          930         03/31/01               $12,741
  Detroit, Michigan                    15,328         08/13/02              $149,316
  Louisville, Kentucky                   2091         07/01/02               $24,047
  Charleston, South Carolina              900         12/31/01               $15,120
  Atlanta, Georgia                      5,824         06/30/02               $78,360
  Boston, Massachusetts                 1,240         10/31/01               $22,940
  New York, New York                   12,265         08/31/06              $220,000
  London, Ontario                       5,877         12/31/01               $49,315
  Toronto, Ontario                     12,924         12/31/07              $195,908
  Mississauga, Ontario                  2,000         12/31/02               $35,264


ITEM 3.  LEGAL PROCEEDINGS

         We are a party to the following pending legal proceeding:

         Michael Carrazza, as assignee of Southport Consulting Co., one of our wholly-owned subsidiaries, instituted an action against us in the Supreme Court of the State of New York, County of New York, Index No. 600553/01, alleging breach of contract and unjust enrichment. Mr. Carrazza is seeking $250,000.00 in damages. Specifically, Mr. Carrazza claims that we failed to deliver cash or stock to Mr. Carrazza under the asset purchase agreement pursuant to which we acquired the assets of Southport Consulting Co. We have filed a counterclaim against Mr. Carazza, seeking $162,000.00 in damages, plus punitive damages and attorneys' fees, on the ground that Mr. Carazza, as then president and sole shareholder of Southport

Consulting Co., fraudulently induced us into executing the asset purchase agreement by misrepresenting the value of the assets being purchased. As of the date hereof, discovery has commenced, and we intend to defend ourselves and prosecute our claim vigorously.

         We are not party to any other pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 12, 2000, we held a duly called annual meeting of our shareholders pursuant to which the shareholders: (i) elected Declan A. French, Kelly Hankinosn, Roger W. Walters, Marilyn Sinclair, John Dunne, Arthur S. Marcus and Ronan McGrath to serve as directors until the next annual meeting and until their successors are duly elected and qualified; (ii) ratified the appointment of appointment of Schwartz, Levitsky, Feldman, llp, to serve as our independent chartered accountants for the ensuing year; (iii) approved the adoption of our 2000 Stock Option Plan; and (iv) approved the issuance of more than 717,246 shares of our common stock upon (a) the conversion of our Series B 8% Cumulative Convertible Preferred Stock and (b) the exercise of warrants which represented an issuance of more than 20% of the issued and outstanding shares of our common stock as of the record date set for the meeting, and therefore required the approval of our shareholders under Rule 4460 of the National Association of Securities Dealers, Inc.

         The following is a breakdown of the votes cast at the June 12, 2000 annual meeting of our shareholders:

(i)      Election of Directors

                            For          Against     Withheld    Abstain
         Declan A. French   2,905,016      0            5,355    675,861
         Kelly Hankinson    2,904,766      0            5,605    675,861
         Roger W. Walters   2,904,016      0            6,355    675,861
         Marilyn Sinclair   2,904,766      0            5,605    675,861
         John Dunne         2,905,016      0            5,355    675,861
         Arthur S. Marcus   2,905,016      0            5,355    675,861
         Ronan McGrath      2,905,016      0            5,355    675,861

(ii) Ratification of Schwartz, Levitsky, Feldman, llp as independent chartered accountants

             For              Against           Withheld        Abstain
             ---              -------           --------        -------
             2,905,971        4,100             675,861          300

(iii)    Approval of the adoption of our 2000 Stock Option Plan

             For              Against           Withheld        Abstain
             ---              -------           --------        -------
             1,925,970        17,525            956,676         1,200

(iv) Approval the issuance of more than 717,246 shares of our common stock upon the conversion of our Series B 8% Cumulative Convertible Preferred Stock and the exercise of warrants

             For              Against           Withheld        Abstain
             ---              -------           --------        -------
             1,927,320        14,275            965,676         3,100



         On August 3, 2000, we held a duly called special meeting of our shareholders pursuant to which the shareholders approved the ratification of the issuance of more than 735,011 shares of our common stock upon the completion of our August private placement offering of up to $5,000,000.00 worth of units (each unit consisting of one share of common stock and a warrant to purchase one-half of one share of common stock) or approximately 1,666,667 shares of common stock which represented an issuance of more than 20% of the issued and outstanding shares of our common stock as of the record date set for the meeting, and therefore required the approval of our shareholders under Rule 4460 of the National Association of Securities Dealers, Inc.

         The following is a breakdown of the votes cast at the August 3, 2000 special meeting of our shareholders:

(i) Approval the issuance of more than 735,011 shares of our common stock upon the completion of our August private placement offering of up to $5,000,000.00 worth of units (each unit consisting of one share of common stock and a warrant to purchase one-half of one share of common stock) or approximately 1,666,667 shares of common stock

             For              Against           Withheld        Abstain
             ---              -------           --------        -------
             2,048,594        12,865            300             1,613,292


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock began trading on the Nasdaq SmallCap Market on June 8, 1999, when we completed our initial public offering. Our common stock is listed on the Nasdaq SmallCap Market under the symbol "THTH". As of March 30, 2001, we had 12,350,553 shares of common stock outstanding. The following table sets forth the high and low sales prices for our common stock as reported on the Nasdaq SmallCap Market.

                                  Common Stock
                                  ------------
                              High            Low
                              ----            ---
Fiscal 1999
-----------
Third Quarter                 $5.25           $2.813
Fourth Quarter                $4.969          $2.938

Fiscal 2000
-----------
First Quarter                 $4.438          $2.75
Second Quarter                $4.75           $3.375
Third Quarter                 $3.563          $2.125
Fourth Quarter                $2.547          $0.438

Fiscal 2001
-----------
First Quarter                 $1.563          $0.625




         As of March 30, 2001, there were 88 shareholders of record and approximately 540 beneficial shareholders.

         On March 30, 2001, the last sale price of our common stock as reported on the Nasdaq SmallCap Market was $0.8438.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the selected historical financial data, revised financial statements and notes thereto and our other historical financial information contained elsewhere in this

Annual Report on Form 10-KSB. The statements contained in this Annual
Report on Form 10-KSB that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, including statements regarding our expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this prospectus are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statement. It is important to note that our actual results could differ materially from those in such forward-looking statements.


Overview

         We are a global provider of information technology and engineering, project outsourcing, recruitment, technical training and consulting and ASP-based skills management technology. Our customers include financial service companies, software and other technology companies, Canadian and American governmental entities and large multinational companies, including Bank of Montreal, General Electric, Bell Canada, Goldman Sachs, Chapters, Lucent Technologies, Cummins Engine, General Motors, CIBC, Xerox Corporation, EDS, American Express and Universal Industrial Corp.

         We have expanded our operations into the United States, through among other things, our acquisitions of Cad Cam, Inc. and Object Arts Inc., and we intend to continue to develop an expanded network of offices to provide our services throughout North America.

         For the year ended December 31, 2000, we derived 64% of our revenue in the United States compared to 4% in the year ended December 31, 1999, when nearly all of our revenue was derived in Canada. Our books and records are recorded in United States dollars. For purposes of financial statement presentation, we convert balance sheet data to United States dollars using the exchange rate in effect at the balance sheet date. Income and expense accounts are translated using an average exchange rate prevailing during the relevant reporting period. There can be no assurance that we would have been able to exchange currency on the rates used in these calculations. We do not engage in exchange rate hedging transactions. A material change in exchange rates between United States and Canadian dollars could have a material effect on our reported results.

           For fiscal 2000, our primary source of revenue was outsourcing and managed services, representing 50% of total revenue. Outsourcing and managed services include the complete planning, staffing, development, implementation and testing of a project. Outsourcing can also involve enterprise-level planning and project anticipation. Our specialized outsourcing services include: IT documentation, engineering documentation, Web development and engineering services. Fees are charged on a time-and-materials or fixed-price basis. If we charge a fixed-price for a project, we will be required to estimate the total costs involved in the project and formulate a bid that contains an adequate profit margin. If we are unable to accurately predict the costs of such a project, or the costs of the project change due to unanticipated circumstances, many of which may be beyond our control, and therefore, we may earn lower profit margins or suffer a loss on a given project. Clients we provide outsourcing to include General Electric, FedEx, Boeing, Caterpillar, Cummins Engines and Intel.

         For fiscal 2000, 30% of our revenue came from recruitment services. We perform permanent, contract and executive searches for IT and engineering professionals. Most searches are performed on a contingency basis with fees due upon candidate acceptance of permanent employment or on a time-and-materials basis for contracts. Retained searches are also offered, and are paid by a non-refundable portion of one fee prior to performing any services, with the balance due upon candidates' acceptance selected recruitment clients include EDS Canada, DMR, bank of Montreal, Goldman Sachs, and Sprint Canada. In the case of contract services, we provide our customers with independent contractors or "contract workers" who usually work under the supervision of the client's management. Generally, we enter into a time-and-materials contract with our customer whereby the client pays us an agreed upon hourly rate for the contract worker. We pay the contract worker pursuant to a separate consulting agreement. The contract worker generally receives between 75% and 80% of the amount paid to us by the customer; however, such payment is usually not based on any formula and may vary for different engagements. We seek to gain "preferred supplier status" with our larger clients to secure a larger percentage of those clients' businesses. While such status is likely to result in increased revenue and gross profit, it is likely to reduce gross margin percentage because we are likely to accept a lower hourly rate from our customers and there can be no assurance that we will be able to reduce the hourly rate paid to our consultants. In the case of permanent placement services, we identify and provide candidates to fill permanent positions for our clients.

         For fiscal 2000, technical training represented approximately 17% of our revenue. We offer advanced training and certification in Microsoft, Java and Linux technologies, as well as Microsoft applications such as Outlook and Access. Training services include training requirements analysis, skills assessment, instructor-led classroom training for small groups (10 - 16 students), mentoring, e-learning, and self-paced learning materials. We offer both public and private classes. Selected training clients include Microsoft, Chase Manhattan Bank, Goldman Sachs, City of New York and Consumers Gas. Revenue is recognized on delivery of services.

         For fiscal 2000, technology sales represented 3% of total revenue. We have developed proprietary software applications in two areas: recruitment management and Web development. Njoyn is the company's hiring management application. Njoyn Software Inc. is a wholly-owned, independently-operated Thinkpath subsidiary. Njoyn is a Web-based application that automates and manages the entire hiring process. SecondWave is our Web development software. SecondWave allows companies to create, manage and automate their own dynamic, adaptive Web sites. The software learns from each visitor's behavior and targets his or her needs and interests with customized content and communications. Selected technology clients include Microsoft, CIBC, Investors Group, and Digital Cement. Revenue from technology is recognized in two methods: on deliverable milestones and on an ASP per month per user basis.

           Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of outsourcing include wages, benefits, software training and project expenses. The average gross profit for outsourcing is 33%. The direct costs of contract recruitment include contractor fees and benefits, resulting in an average gross profit of 36%. We do not attribute any direct costs to permanent placement services, therefore the gross profit on such services is 100% of revenue. The direct costs of training include trainer salaries, benefits and travel as well as courseware. The average gross profit on training is 40%. The direct costs of our technology services are minimal and include hosting fees and software expenses. The average gross profit on technology is 80%.

         From inception, we have pursued expansion into new regional markets and services by establishing new offices or by acquiring or investing in complementary or competitive companies. The cost of opening and funding new operations range from $200,000 to $500,000, depending on the size of the office and the costs of doing business in the city in which the office is to be located. Such costs will primarily consist of leasing office space, purchasing or leasing office equipment and computer hardware and other related expenses incurred prior to the commencement of operations in new locations. Such costs also include operating expenses, such as payroll and advertising, which are often incurred prior to such time that the new office is able to generate significant cash flow from operations. The opening of new offices in new regional markets results in increased operating expenses including, but not limited to, salaries, equipment, insurance, marketing and public relations. Senior management also devotes resources to training and management support.

         Based on historical, we expect newly opened offices to become productive within 6 to 12 months of opening. We have in the past and are likely to continue to utilize acquisitions as an attempt to avoid or limit these costs, but we incur other costs as a result of any acquisitions, including funding the purchase price and expenses related to the integration of operations and training of new employees. With regard to previous acquisitions, integration costs were expensed in the period that they were incurred and we expect to continue to do so with future acquisitions. Our current acquisition targets are complimentary companies which can benefit from our advanced information technology and other operating systems. There can be no assurance that integrating our operations with those of acquired companies will result in improvements in such companies' operations or increased revenue from such operations.

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

        On March 6, 2000, we completed the acquisition of E-Wink, Inc., a Delaware corporation, in consideration of: (i) 300,000 shares of our common stock; and (ii) warrants to purchase an aggregate of 500,000 shares of our common stock at a price of $3.25 per share for a period of five years. E-Wink, which was developing a Web site to match providers of venture capital, bridge loans and private placement with members of the brokerage community, was discontinued in January 2001 due to market turmoil and the resulting difficulty in raising funds for Internet ventures. The investment of approximately $1,350,000 was written off at December 31, 2001.

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

         The acquisitions of Systemsearch Consulting Services Inc., International Career Specialists, Cad Cam Inc., Micro Tech Professionals Inc. were accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the assets of the acquired entity based on fair market value. In connection with the acquisitions of Systemsearch Consulting Services Inc., International Career Specialists Ltd. and all of the issued and outstanding stock of Cad Cam, Inc., and Micro Tech Professionals, Inc., we recorded $449,000, $851,000, $5,520,000, and $2,850,000 respectively, in goodwill, which is being amortized over 30 years in accordance with generally accepted accounting principles as applied in the United States.

         The combinations of Object Arts Inc. and TidalBeach Inc. were accounted for as pooling of interests. In connection with the combination of Object Arts Inc., we issued 527,260 shares of our common stock for all of the outstanding common stock of the combined company. In connection with the combination of TidalBeach Inc., we issued 250,000 shares of our common stock for all of the outstanding common stock of the combined company. Accordingly, the consolidated financial statements for the period ending December 31, 1999 have been retroactively restated to reflect the combinations.

         The information technology and engineering staffing industry is highly competitive and fragmented and is characterized by low barriers to entry. We compete for potential clients with other providers of information technology, engineering and technical training staffing services, systems integrators, providers of outsourcing services, computer consultants, employment listing services and temporary personnel agencies. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and human resources, greater name recognition and a larger base of information technology professionals and clients which may provide a competitive advantage. In addition, many of these competitors, including numerous smaller privately held companies, may be able to respond more quickly to customer requirements and to devote greater resources to the marketing of services than us. Because there are relatively low barriers to entry, we expect that competition will increase in the future. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, prospects, financial condition and results of operations. Further, there can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that the principal factors relevant to competition in the information technology and engineering services industry are the recruitment and retention of highly qualified information technology and engineering professionals, rapid and accurate response to client requirements and, to a lesser extent, price. We believe that we compete favorably with respect to these factors.

         We believe that our competitive advantage is not only in our use of technology, but also in the accessibility of this technology to all of our employees, suppliers and clients.

Results of Operations

         The following table presents certain of our financial data as a percentage of our revenue based on information derived from our revised financial statements.

                             Year ended December 31,

                                           1999        2000
                                           ----        ----
Sales..............................        100%        100%
Cost of Sales   ...................         60%         60%
Gross profit.......................         40%         40%
Operating income before interest,
amortization & other expenses......          4%          6%
Operating expenses.......                   36%         35%
Net income.........................          0%        -19%


The Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

         Revenue. Revenue for the year ended December 31, 2000 increased by $17,300,000 or 64%, to $44,300,000, as compared to $27,000,000 for the year ended December 31, 1999. The increase is primarily attributable to the acquisition of Cad Cam Inc., effective September 16, 1999, which had sales of $18,800,000, Object Arts Inc., effective January 1, 2000, which had sales of $6,500,000 and Micro Tech Professionals Inc., which had sales of $6,200,000.

         Cost of Sales. The costs of sales for the year ended December 31, 2000 increased by $9,900,000, or 61%, to $26,200,000, as compared to $16,300,000 for the year ended December 31, 1999. This increase was due to the increased volume of outsourcing. As a percentage of revenue, the cost of sales was 60% which was consistent with the year ended December 31, 1999.

         Gross Profit. Gross profit for the year ended December 31, 2000 increased by $7,400,000, or 69%, to $18,100,000, as compared to $10,700,000 for the year ended December 31, 1999. This increase was attributable to the aforementioned increase in revenue during the year ended December 31, 2000. As a percentage of revenue, gross profit remained consistent with the year ended December 31, 1999, at 40%.

         Operating Income Before Interest, Amortization and Other. Operating income before interest, amortization and other expenses for the year ended December 31, 2000 increased by $1,700,000, or 147%, to $2,900,000, as compared to $1,200,000 for the year ended December 31, 1999. This increase was primarily attributable to the increase in administrative expenses at the corporate level to support the increasing number of locations and volume of transactions. As a percentage of revenue, operating income before interest, amortization and other expenses increased from 4% for the year ended December 31, 1999 to 6% for the year ended December 31, 2000.

         Income after Interest, Amortization and Before Other. Income after interest, amortization, but before other expenses increased $250,000 or 302% to $330,000 for the year ended December 31, 2000 from $80,000 for the year ended December 31, 1999. After other expenses mentioned below, the company sustained a loss of $9,500,000 as opposed to a profit of $80,000 in 1999. As a percentage of revenue, income after interest and amortization, but before other increased from 0.30% in 1999 to 0.74% in 2000.

         Net Income (Loss) Before Income Tax Recovery. Net income before income tax recovery for the year ended December 31, 2000 decreased by $9,600,000, to a net loss of $9,500,000 as compared to net income before income tax of $82,000 for the year ended December 31, 1999. The net loss was due to costs of approximately $9,800,000 which include the write-off of all acquisition costs incurred throughout the year, the investment in E-wink Inc., goodwill written off, restructuring costs resulting from the closure of branch offices, and research and development expenses incurred to finalize the development of the Njoyn software. As a percentage of revenue, net income before income tax recovery decreased from 0% in 1999 to -22% in 2000. In fiscal 2000, amortization expense increased 157% to $1,800,000 from $700,000 in fiscal 1999. This increase is primarily attributable to the increase in capital assets, the increase in the acquisition of other assets, and the increase of goodwill. In fiscal 2000, interest expense increased 166% to $800,000 from $300,000 in fiscal 1999. This increase is a result of our increased bank debt, capital leases and notes payable.

         Accounts Receivable. We had accounts receivable of $7,900,000 for the year ended December 31, 2000 as compared to $6,000,000 for the year ended December 31, 1999. Accounts receivable represented 17% of revenues for the year ended December 31, 2000 as compared to 22% for the year ended December 31, 1999.

Liquidity and Capital Resources

         Our primary sources of cash are cash flow from operations, a credit facility of 7,000,000 with Bank One and proceeds from the sale of equity securities.

         At December 31, 2000, we had negative cash or cash equivalents and a working capital deficiency of $3,100,000. During the year ended December 31, 2000, we had a cash flow deficiency from operations of $3,700,000, due primarily to expenditures on research and development of Njoyn, and restructuring costs associated with the closure of branch offices.

         At December 31, 1999, we had cash and cash equivalents of $1,900,000 and a working capital deficiency of $1,400,000. During the year ended December 31, 1999, we had a cash flow deficiency from operations of $1,500,000, due primarily to an increase in accounts receivable of $2,800,000, which was partially offset by an increase in accounts payable of $1,000,000.

         For the year ended December 31, 2000, we had cash flow from financing activities of $6,000,000, attributable primarily to share capital issue of $5,500,000 and an increase in long-term debt of $1,100,000 and an increase in bank indebtedness of $600,000. For the year ended December 31, 1999, we had cash flow from financing activities of $7,400,000, attributable primarily to proceeds of $4,200,000 from the sale of shares of our common stock and an increase in bank indebtedness of $2,300,000.

         On September 13, 2000, we entered into an engagement agreement with Burlington Capital Markets Inc., which is conditioned on the successful integration of our first acquisition through Burlington. We agreed to sell Burlington Capital Markets an aggregate of 250,000 shares of our common stock at a cash purchase price of $.01 per share. We further agreed to issue warrants to purchase an aggregate of 400,000 shares of our common stock according to the following schedule: (i) 100,000 shares at an exercise price of $5.00 per share, exercisable at any time after October 13, 2000; (ii) 100,000 shares at an exercise price of $7.00 per share, exercisable at any time after November 13, 2000; (iii) 100,000 shares at an exercise price of $9.00 per share, exercisable at any time after December 13, 2000, and (iv) 100,000 shares at an exercise price of $11.00 per share, exercisable at any time after February 13, 2001. Such warrants were exercisable in whole or in part 5 years from the respective vesting date and contained a cashless exercise provision and registration rights. Compensation was to be paid to Burlington at a monthly fee of $10,000 for a minimum of six months. The agreement with Burlington was subsequently terminated and no warrants were issued. In the aggregate, Burlington received 450,000 shares of our common stock and $10,000 pursuant to the agreement.

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

         The shares of Series B 8% Percent Cumulative Convertible Preferred Stock are convertible into shares of our common stock at the option of the holders at any time after issuance unless redeemed prior to such conversion. The 300,000 warrants issued in the offering are exercisable at any time and in any amount until April 16, 2005 at the exercise price of $3.71 per share. As of the date hereof, all of the shares of Series B 8% Cumulative Convertible Preferred Stock have been converted into shares of our common stock.

         In addition, on April 16, 2000 we issued (i) 2,500 shares of Series A 8% Cumulative Convertible Preferred Stock and (ii) 50,000 warrants to purchase common stock in a private placement offering. The 50,000 warrants issued in the offering are exercisable at any time and in any amount until April 16, 2005 at a purchase price of $3.71 per share.

         On July 7, 2000, upon the exercise of a put option granted to us in the December 1999 private placement offering of our Series A 8% Cumulative Convertible Preferred Stock, we issued an aggregate of; (a) 5,000 additional shares of our Series A 8% Cumulative Convertible Preferred Stock, and (b) warrants to purchase an aggregate of up to 225,000 shares of our common stock in consideration for $500,000. The 225,000 warrants issued upon our exercise of the option are exercisable at any time and in any amount until December 30, 2004 at a purchase price of $3.575 per share. As of the date hereof, substantially all of such shares of Series A 8% Cumulative Convertible Preferred Stock have been converted into shares of our common stock.

         On July 27, 2000, we entered into an agreement with Bank One for an operating line of $7,000,000 payable on demand and secured by our assets. Effective July 27, 2000, we canceled our operating lines with Toronto Dominion Bank and Provident Bank. At December 31, 2000, there was $5,000,000 outstanding on this line. At December 31, 2000, we had a total of $540,000 due to the Business Development Bank of Canada pursuant to seven separate loans

         On August 22, 2000, we completed a private placement offering of units, each unit consisting of 1 share of our common stock and a callable warrant to purchase 1/2 of 1 share of our common stock. A total of 1,063,851 shares of our common stock was issued together with 532,534 warrants to purchase shares of our common stock exercisable until August 22, 2005, in consideration for $2,681,600. The purchase price per unit ranged from $1.9692 to $2.8125. In addition, we issued warrants to purchase up to 280,693 shares of our common stock to the placement agent, certain financial advisors and the placement agent's counsel in connection with the private placement offering. These warrants are exercisable until August 22, 2005 at an exercise price of $2.4614 per share.

         On March 23, 2001, we signed a term sheet with Century Financial Advisors, Inc. for the purchase of our common stock by Brighton Opportunity Fund, L.P. or one of its affiliates pursuant to an equity line of $5,000,000. Under this agreement, we would be able to draw down a maximum of $250,000 per month or an amount equal to 10% of the total dollar trading volume in common stock based on the closing bid prices during the month. The common stock will be priced at 92% of the average of the three lowest closing trade prices during the twenty trading days immediately prior to the date that we require the funds. In addition, we are required to pay a commitment fee of 1.5% of the equity line upon the initial drawdown. The term of the line is two years. Pursuant to the term sheet, we are not obligated to drawn down on any part of such equity line.

         On March 23, 2001, we signed a consulting agreement with Union Atlantic Capital L.C., an investment banker and placement agent to arrange a private placement of debt, equity and/or warrants. The fee payable is 7% of the aggregate purchase price of our stock purchased by or through any investor or intermediary identified by Union Atlantic. In addition, upon the closing of each transaction, we are required to issue, through escrow, a warrant entitling Union Atlantic to purchase 75,000 shares of our common stock at a price equal to the warrants issued to the investor foe every million dollars raised. The warrants shall be exercisable immediately and shall provide for piggyback registration rights as well as demand registration rights, be exercisable following the first anniversary of the closing and shall expire 4 years from the date of their issuance. The form of the warrant shall be identical to the warrant issued to the investor. The agreement expires June 23, 2001.

         During the year ended December 31, 2000, we had a cash flow deficit from investing activities of $3,700,000, attributable primarily to the acquisition of Micro Tech Professionals. During the year ended December 31, 1999, we had a cash flow deficit from investing activities of $4,100,000, attributable primarily to the aforementioned acquisition of Cad Cam Inc.

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

Risks Related to Acquisitions

         We may continue to expand our operations or services through the acquisition of additional businesses, products or technologies. There can be no assurance that we will be able to identify, acquire, integrate or profitably manage additional businesses. There may be a number of risks involved including the diversion of management's attention, the loss of key acquired personnel, legal liabilities, as well as the substantive strain placed on administrative, operational and financial resources. In addition, there can be no assurance that acquired business, products or technologies will achieve anticipated or historic revenues and income. The acquisitions could also result in potentially dilutive issuances of our common stock. Our failure to effectively manage our acquisitions could result in a material adverse effect on our business, results of operations and financial condition.

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

Competition

         We compete with other providers of information technology and engineering services. Many of our current and potential competitors have longer operating histories, larger sales and marketing resources, larger technical staff, and significantly greater financial resources. As the market for our services and product continues to develop, additional competitors may enter the market and competition may intensify. As a result, prices and margins may be reduced which could adversely affect our business, prospects, results of operations and financial condition.

Dependence on Technology

         Our future success depends in part upon our proprietary technology for the day-to-day operations of its business as well as a service to be offered to our clients. There can be no assurance that our technology will function as intended or that it will provide us with a competitive advantage. We can also not confirm that we will be able to successfully market our technology or that it will adequately address the requirements of customers or keep pace with changes in that market.

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

Currency and Interest Rate Risk

         As a result of our acquisitions, revenue denominated in United States dollars accounted for 70% of our revenue for the fiscal year ended December 31, 2000, and 33% for the year ended December 31, 1999. Revenue denominated in Canadian dollars accounted for 30% of our revenue for the fiscal year ended December 31, 2000 and 67% for the year ended December 31, 1999. Fluctuations in the exchange rate between the Canadian dollar and the United States dollar may have a material adverse effect on our results of operations. Substantially all of our long-term debt bears interest at variable rates. Accordingly, fluctuations in interest rates may have a significant impact on future earnings and cash flows.

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

ITEM 7.  FINANCIAL STATEMENTS




                               THINKPATH.COM INC.

                           (FORMERLY IT STAFFING LTD.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 2000 AND DECEMBER 31, 1999

                         TOGETHER WITH AUDITORS' REPORT

                        (AMOUNTS EXPRESSED IN US DOLLARS)




                                TABLE OF CONTENTS


Report of Independent Auditors                                               F-1

Consolidated Balance Sheets                                             F-2, F-3

Consolidated Statements of Income                                            F-4

Consolidated Statements of Changes in Stockholders' Equity                   F-5

Consolidated Statements of Cash Flows                                        F-6

Notes to Consolidated Financial Statements                            F-7 - F-29

SCHWARTZ LEVITSKY FELDMAN LLP
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA







                         REPORT OF INDEPENDENT AUDITORS


       To the Board of Directors and Stockholders of Thinkpath.com Inc.


       We have audited the accompanying consolidated balance sheets of Thinkpath.com Inc. (incorporated in Canada) as of December 31, 2000 and 1999 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thinkpath.com Inc. as of December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles in the United States of America.

       Since the accompanying financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.


       Toronto, Ontario
       March 30, 2001
       Chartered Accountants


1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:  416 785 5353
Fax:  416 785 5663



THINKPATH.COM INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                        (Restated)
                                                        2000             1999
                                                        ----             ----

                                                          $               $
                                     ASSETS
CURRENT ASSETS

    Cash                                                   --          1,904,588
    Short-term investments                                 --            383,146
    Accounts receivable                               7,857,999        5,945,659
    Inventory                                            93,670           50,004
     Income taxes receivable                            358,436           47,807
    Prepaid expenses                                    335,930          435,022
                                                     ----------        ---------

                                                      8,646,035        8,766,226

CAPITAL ASSETS                                        3,596,759        3,366,785

GOODWILL                                              8,585,290        6,985,436

INVESTMENT IN NON-RELATED COMPANIES                   1,318,091             --

DUE FROM RELATED PARTY                                     --            211,313

LONG-TERM RECEIVABLE                                     83,450

OTHER ASSETS                                          1,812,889        1,216,111

Deferred income taxes                                 1,643,426             --
                                                     ----------        ---------


                                                     25,685,940       20,545,871
                                                     ==========       ==========






APPROVED ON BEHALF OF THE BOARD

                       Director
-----------------------

                       Director
-----------------------



THINKPATH.COM INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                        (Restated)
                                                         2000                1999
                                                         ----                ----

                                                          $                   $
                                   LIABILITIES
CURRENT LIABILITIES

    Bank indebtedness                                  5,061,410      4,435,199
    Accounts payable                                   3,822,984      3,201,186
    Income taxes payable                                    --          159,830
    Deferred revenue                                     219,308           --
    Current portion of long-term debt                    946,131      1,051,275
    Current portion of notes payable                   1,683,333      1,300,000
                                                      ----------     ----------

                                                      11,733,166     10,147,490

DEFERRED INCOME TAXES                                       --           99,472

LONG-TERM DEBT                                           760,313        562,126

NOTES PAYABLE                                          1,641,667      1,150,000
                                                      ----------     ----------


                                                      14,135,146     11,959,088
                                                      ----------     ----------

CONTINGENCIES AND COMMITMENTS (Note 19)


                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 12)                               23,605,505      8,870,874

DEFICIT                                              (11,401,164)      (261,950)

OTHER COMPREHENSIVE INCOME, NET OF TAX

    Adjustments to market value                           76,548           --
    Cumulative translation adjustment                   (730,095)       (22,141)
                                                      ----------     ----------

                                                      11,550,794      8,586,783
                                                      ----------     ----------

                                                      25,685,940     20,545,871
                                                      ==========     ==========







              The accompanying notes are an integral part of these
                       consolidated financial statements.



THINKPATH.COM INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                      (Restated)
                                                           2000          1999

                                                             $             $

REVENUE                                                44,325,780     27,032,435

COST OF CONTRACT SERVICES                              26,182,828     16,362,475
                                                      -----------    -----------

GROSS PROFIT                                           18,142,952     10,669,960

    Gain on investments                                      --          252,708
    Other Income                                          259,532           --
                                                      -----------    -----------

                                                       18,402,484     10,922,668
                                                      -----------    -----------
EXPENSES
    Administrative                                      7,373,687      5,458,999
    Selling                                             7,672,616      4,330,410
    Financial                                             487,253        (25,290)
                                                      -----------    -----------

                                                       15,533,556      9,764,119
                                                      -----------    -----------

INCOME BEFORE INTEREST, AMORTIZATION, UNDERNOTED
    ITEMS AND INCOMES TAXES                             2,868,928      1,158,549
                                                      -----------    -----------

    Interest                                              776,637        330,040
    Depreciation and amortization                       1,763,208        746,743
                                                      -----------    -----------

                                                        2,539,845      1,076,783


INCOME BEFORE UNDERNOTED ITEM AND INCOMES TAXES           329,083         81,766

    Other expenses (Note 14)                            9,817,072           --
                                                      -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                      (9,487,989)        81,766

    Income taxes (recovery)                            (1,189,672)        87,089
                                                      -----------    -----------

NET LOSS                                               (8,298,317)        (5,323)

PREFERRED SHARE DIVIDENDS                              (2,840,897)      (138,000)
                                                      -----------    -----------

NET LOSS AFTER PREFERRED SHARE DIVIDENDS              (11,139,214)      (143,323)
                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    STOCK OUTSTANDING - BASIC & FULLY DILUTED           5,296,442      3,194,018
                                                      ===========    ===========

LOSS PER WEIGHTED AVERAGE COMMON STOCK
  AFTER PREFERRED DIVIDENDS - BASIC & FULLY DILUTED         (2.10)         (0.04)
                                                      ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


THINKPATH.COM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31
(AMOUNTS EXPRESSED IN US DOLLARS)


                                     COMMON     PREFERRED
OTHER                                 STOCK         STOCK         CAPITAL                   CUMULATIVE
                                  NUMBER OF     NUMBER OF          STOCK       RETAINED    TRANSLATION    COMPREHENSIVE
                                     SHARES        SHARES         AMOUNTS       EARNINGS     ADJUSTMENT       INCOME
                                 ----------     ---------     -----------    -----------  -------------    ------------
                                                 A    B             $              $               $              $
       Balance as of
          December 31, 1998
            (Restated)            2,495,135      --   --        1,792,944       (118,627)      (139,026)          --

       Issuance of common stock   1,370,767      --   --        4,787,788           --             --             --

       Common stock payable            --        --   --        1,000,000           --             --             --

       Issuance of preferred stock     --      15,000 --        1,152,142           --             --             --

       Foreign currency translation    --        --   --             --             --          116,885           --

       Dividends on preferred stock    --        --   --          138,000       (138,000)          --             --

       Net income for the year         --        --   --             --           (5,323)          --             --
                                 -----------  ------- ------    ---------       --------       ---------      ----------


       Balance as of
           December 31, 1999
             (Restated)           3,865,902    15,000 --        8,870,874       (261,950)       (22,141)          --

       Issuance of preferred stock     --       7,500 1,500      2,287,980           --             --            --

       Issuance of common stock   2,821,782      --   --         5,394,766           --             --            --

       Common stock issued in
           consideration
           of services
           and investment         3,533,111      --   --        4,883,740           --              --            --
       Dividends on preferred
           stock                       --        --   --        2,416,357     (2,840,897)           --            --

       Common stock payable            --        --   --          751,788           --              --            --

       Conversion of preferred stock
           to common stock        1,694,343   (21,450) (750)          --             --             --            --

       Reduction in common stock
           payable                     --        --   --       (1,000,000)          --              --            --

       Foreign currency translation    --        --   --             --             --         (707,954)          --

       Adjustment to market value      --        --   --             --             --              --          76,548

       Net loss for the year           --        --   --             --         (8,298,317)         --            --

                                 -----------  ------- ------    ---------       --------       ---------      ----------
       Balance as of
        December 31, 2000        11,915,138      1050   750      23,605,505    (11,401,164)     (730,095)        76,548

                                ===========   ==============    ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.



THINKPATH.COM INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                           (Restated)
                                                                2000          1999

                                                                   $            $
Cash flows from operating activities:
    Net loss                                              (8,298,317)       (5,323)
                                                          ----------      --------
    Adjustments to reconcile net loss
      to net cash (used in)
       provided by operating activities:
       Amortization                                        1,763,208       746,743
       Gain on investment                                       --        (237,578)
       Write off of goodwill                                 810,374          --
       Write off investment                                2,433,700          --
       Common stock payable for services                      67,000          --
       Decrease (increase) in accounts receivable           (142,862)   (2,841,510)
       Decrease (increase) in prepaid expenses                99,092      (225,549)
       Increase in accounts payable                         (451,729)      925,060
       Increase in income taxes payable (receivable)        (470,459)       32,969
       Increase in deferred income taxes                  (1,742,898)       72,333
       Increase in inventory                                 (43,666)         --
       Increase in deferred revenue                          219,308          --
       Common stock issued for services                    3,060,288          --
       Long term investment received for services           (932,927)         --
                                                          ----------      --------

    Total adjustments                                      4,668,429    (1,527,532)
                                                          ----------      --------

    Net cash used in operating activities                 (3,629,888)   (1,532,855)
                                                          ----------      --------
Cash flows from investing activities:
    Purchase of capital assets                            (2,166,162)     (907,074)
    Purchase of other assets                                    --        (942,087)
    Cash payment for subsidiaries                         (1,410,000)   (1,985,732)
    Acquisition of shares in non-related company            (236,819)
    Increase in long-term receivable                         (83,450)         --
                                                          ----------      --------

    Net cash used in investing activities                 (3,659,614)   (4,071,712)
                                                          ----------      --------
Cash flows from financing activities:
    Cash (paid) on notes payable                          (1,053,174)      (65,569)
    Cash (paid) on long-term debt                           (187,281)     (241,495)
    Cash received on long-term debt                        1,106,536          --
    Proceeds from issuance of common stock                 3,237,866     4,281,804
    Proceeds from issuance of preferred stock              2,287,980     1,119,186
    Increase in bank indebtedness                            626,211     2,364,010
                                                          ----------      --------

    Net cash provided by financing activities              6,018,138     7,457,936
                                                          ----------      --------

Effect of foreign currency exchange rate changes            (633,224)       51,219
                                                          ----------      --------

Net increase (decrease) in cash and cash equivalents      (1,904,588)    1,904,588
Cash and cash equivalents
    -Beginning of year                                     1,904,588          --
                                                          ----------      --------

    -End of year                                                --       1,904,588
                                                          ==========     =========

Interest paid                                                776,637       325,952
                                                          ==========     =========

Income taxes paid                                            435,089          --
                                                          ==========     =========

See Note 17 for Supplemental Cash Flow Information

              The accompanying notes are an integral part of these
                       consolidated financial statements.

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Change of Name

          The company changed its name to Thinkpath.com Inc. on February 24, 2000.

     b)   Principal Business Activities

          Thinkpath.com Inc. is an information technology and engineering services company which, along with its subsidiaries Systemsearch Consulting Services Inc., International Career Specialists Ltd., Cad Cam Inc., Cad Cam of Michigan Inc., Cad Cam Integrated Manufacturing Services Inc. and Cad Cam Technical Services Inc., ObjectArts Inc., Microtech Professionals Inc., Njoyn Software Inc., and TidalBeach Development Inc., provides outsourcing, recruiting, training and technology services to enhance the resource performance of clients.

     c)   Basis of consolidated financial statement presentation

          The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. The earnings of the subsidiaries are included from the date of acquisition for acquisitions accounted for using the purchase method. For subsidiaries accounted for by the pooling of interest method their earnings have been included for all periods reported. All significant inter-company accounts and transactions have been eliminated.

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

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

     g)   Capital Assets

          Property and equipment are recorded at cost and are amortized over the estimated useful lives of the assets principally using the declining balance method.

          The company's policy is to record leases, which transfer substantially all benefits and risks incidental to ownership of property, as acquisition of assets and to record the occurrences of corresponding obligations as long-term liabilities. Obligations under capital leases are reduced by rental payments net of imputed interest.

     h) Net Income (Loss) and Fully Diluted Net Income (Loss) Per Weighted Average Common Stock

          Net income (Loss) per common stock is computed by dividing net income
          (loss) for the year by the weighted average number of common stock outstanding during the year.

          Fully diluted net income (loss) per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding during the year, assuming that all convertible preferred stock, stock options and warrants as described in note 13 were converted or exercised. Stock conversions stock options and warrants which are anti-dilutive are not included in the calculation of fully diluted net income (loss) per weighted average common stock.

     i)   Inventory

          Inventory is valued at the lower of cost and the net realizable value.

     j)   Revenue

          1)   Revenue from outsourcing is recognized on a milestone basis.
          2) Revenue from contract placements is recognized as services are performed.
          3) Revenue from permanent placements is recognized upon candidates acceptance of employment.
          4)   Revenue from training is recognized on delivery.
          5) Revenue from technology is recognized on delivery and on a milestone basis.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The effects, if any, of applying this guidance must be adopted by SEC registrants no later than December 31, 2000 and must be reported as a cumulative effect adjustment as of January 1, 2000, resulting from a change in accounting principle. Restatement of previously reported results of the earlier quarters of fiscal 2000, if necessary, is also required. The adoption of SAB 101 did not have a material effect on the Company's financial statements.

     k)   Goodwill

          Goodwill representing the cost in excess of the fair value of net assets acquired is being amortized on a straight-line basis over a thirty year period. The company calculates the recoverability of goodwill on a quarterly basis by reference to estimated undiscounted future cash flows.

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

     l)   Income Taxes

          The company accounts for income tax under the provision of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

          Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets may be reduced, if deemed necessary based on a judgmental assessment of available evidence, by a valuation allowance for the amount of any tax benefits which are more likely, based on current circumstances, not expected to be realized

     m)   Foreign Currency

          Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in financial expenses.

     n)   Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known.

     o)   Long-Lived Assets

          On January 1, 1996, the company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires that long-lived assets be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have reflected the impairment.

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

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

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

     r)   Recent Pronouncements

          In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by SFAS No. 138 and became effective on January 1, 2001. This statement requires that an entity recognizes all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of this standard will not have a material impact on the consolidated financial statements of the company.

          In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe that this statement will materially impact its results of operations.

     s)   Advertising Costs

          Advertising costs are expensed as incurred. Advertising expense was $444,816 in 2000, and $357,348 in 1999.


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
                                                      =========

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


2.  ACQUISITIONS   (cont'd)

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
                                                      =========

          The assets of Southport Consulting Company, a New Jersey corporation, were acquired by Thinkpath.com Inc. in a transaction effective October 31, 1998. The consideration for the acquisition was as follows:

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
                                                      ---------

                                                      $ 250,000
                                                      =========

          Cad Cam Inc. and its subsidiaries Cad Cam of Michigan Inc., Cad Cam Technical Services Inc., and Cad Cam Integrated Systems Inc. was acquired on September 16, 1999 for $6,000,000. This amount was paid as follows: $2,000,000 paid in cash and $500,000 in common stock on the date of closing. The balance consists of three notes payable totalling $2,500,000 (note 11a) and $1,000,000 in the form of common stock to be issued with the final note payable (note 12b).

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
                                                      ===========

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



2.  ACQUISITIONS (cont'd)

          MicroTech Professionals Inc. was acquired effective April 1, 2000 for $4,500,000.The amount will be paid in two installments, based on certain requirements to be met by MicroTech Professionals Inc. First
          Instalment: 133,333 common stock issued on closing, $1,250,000 cash paid on closing, $750,000 3 year promissory note bearing interest at1/2% above prime paid semi-annually issued on closing. Second
          Instalment: $625,000 in common stock, $875,000 cash, $500,000 3-year promissory note bearing interest at1/2% above prime paid semi-annually.

           The net acquired assets are valued as follows:

           Current assets                             $ 1,769,478

           Other assets                                   850,000

           Fixed assets                                   104,851

           Liabilities assumed                         (1,073,527)
           Consideration including                     (4,660,000)
                acquisition costs                      -----------

           Goodwill                                   $ 3,009,198
                                                      ===========

3.       POOLING OF INTEREST

     a) Effective January 1, 2000. Thinkpath.com Inc. entered into a merger and acquisition agreement with ObjectArts Inc. and its subsidiary ObjectArts (US) Inc. ObjectArts (US) Inc., was merged with IT Staffing New York Ltd., an inactive subsidiary of Thinkpath.com Inc. In exchange for all of the outstanding shares of ObjectsArts Inc., the company issued 527,260 common stock.

     b) On November 15, 2000, Thinkpath.com Inc. combined with TidalBeach Inc., and in exchange for all of the outstanding shares of TidalBeach Inc., issued 250,000 common stock. For the nine months ended September 30, 2000 TidalBeach Inc. had revenues of $543,967 and net income of $156,436.


4.  LONG-TERM INVESTMENTS

          Long-term investments are represented by the following:

          Conexys               $667,511
          Digital Cement         507,865
          Personal Stress        142,715
                                --------
          Total               $1,318,091

          In the prior year, $383,146 of the Conexys investment was included as a short-term investment as the company had intended to sell these shares on the open market. This investment is now currently being reflected in long-term investments as the company has opted to hold on to these shares. During the course of the year, the company acquired additional shares of Conexys worth approximately $427,080 in consideration of services rendered.

          The company acquired 1,125,000 shares of Digital Cement, representing approximately 4% of that company's shares in consideration of the co-licensing of SecondWave, software developed by TidalBeach Inc., a wholly-owned subsidiary of Thinkpath.com Inc. The value of these shares is approximately $507,865.

          On March 6, 2000, Thinkpath.com completed the acquisition of 80% of E-Wink, Inc., a Delaware corporation, in consideration of: i) 300,000 shares of our common stock; and ii) warrants to purchase an aggregate of 500,000 shares of our common stock at a price of $3.25 per share for a period of five years. Effective December 31, 2000, Thinkpath.com has written off the investment in E-Wink, Inc. The loss on this investment has been included in the writedown of investments (note
          14).

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



5.  ACCOUNTS RECEIVABLE
                                                        2000             1999

                                                          $                $

           Accounts receivable                       8,410,502        6,227,942
           Less: Allowance for doubtful accounts      (458,833)        (632,962)
                                                     ---------        ---------

                                                     7,951,669        5,594,980
                                                     =========        =========


6.  CAPITAL ASSETS
                                                        2000               1999
                                      ------------------------------------------
                                                Accumulated
                                       COST     AMORTIZATION   NET          NET
                                         $           $          $            $

Furniture and equipment              843,654     402,922     440,732     273,367
Computer equipment
     and software                  6,355,154   3,416,723   2,938,431   2,758,028
Leasehold improvements               432,698     215,102     217,596     335,390
                                   ---------   ---------   ---------   ---------

                                   7,631,506   4,034,747   3,596,759   3,366,785
                                   =========   =========   =========   =========

Assets under capital lease           800,927     264,233     536,694     384,726
                                  =========   =========   =========   =========

          Amortization for the year amounted to $1,267,857 ($439,620 in 1999). Amortization includes amortization of assets under capital lease of $136,487 ($120,434 in 1999).


7.  GOODWILL

          Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the following companies:
          Systemsearch Consulting Services Inc., International Career Specialists Inc., Cad Cam Inc., and MicroTech Professionals Inc. Amortization for the year amount to $495,351 ($92,875 in 1999). During the year goodwill was written down by $810,374 ($nil in 1999).
          (Note 14)

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


8.  OTHER ASSETS
                                                            2000         1999

                                                              $            $

Deferred development cost                                 1,153,445      652,291
Deferred financing costs                                      9,945       39,514
Deferred contract (net of accumulated amortization
     of $300,000)                                           540,000      210,000
Deferred consulting fees (net of accumulated
    amortization of $190,570)                                  --        190,556
Cash surrender value of life insurance                      109,499      123,750
                                                          ---------    ---------

                                                          1,812,889    1,216,111
                                                          =========    =========

          Amortization for the year amounted to $ 460,570 ($220,570 in 1999).


9.  BANK INDEBTEDNESS

          The companies have a line of credit with Bank One to a maximum of $7,000,000, which bears interest at Canadian prime plus 1.5% per annum and is secured by a general assignment of book debts, a general security agreement and guarantees and postponements of claims by various affiliated companies. The company's average interest rate on short-term borrowings was 9%.


10. LONG-TERM DEBT

                                                                          2000      1999

                                                                            $         $
a) Included therein:

     A Business Development Bank of Canada ("BDC") loan secured by a general security agreement, payable in 40 equal monthly payments of $3,464 plus interest of 11%. In addition Thinkpath.com Inc.
     shall pay interest monthly by way of royalty of 0.018% per annum
     of Thinkpath.com Inc.'s actual annual gross sales                  130,182     176,678

     A BDC loan, secured by a general security agreement, payable in
     32 equal monthly payments of $4,619 plus interest at the BDC base rate plus 4% per annum. Currently the interest rate is
     13.50%. In addition, Thinkpath.com Inc. shall pay interest monthly by way of a royalty of 0.0426% per annum of
     Thinkpath.com Inc.'s actual annual gross sales                     142,428     203,248

     A BDC loan,  secured by a general security agreement,
     payable in 32 monthly payments of $3,464 plus interest
     at the BDC base rate plus 4% per annum.  Currently, the
     interest rate is 13.50%.  In addition Thinkpath.com Inc. shall pay interest monthly by way of royalty of 0.0198% per
     annum of its actual gross annual sales                             106,816     152,428





THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


     A BDC loan, secured by a general security agreement, payable in
     7 remaining monthly payments of $693 plus interest at the BDC operational interest rate prime plus
     5% per annum. Currently, the interest rate is 13.50%                 4,673      13,164

     A BDC loan, secured by a general security agreement,
     paid in full November 25, 2000.                                          -       7,621

     A subordinated loan from Working Ventures.  This loan                    -     772,485
     was converted to common shares in March 2000,
     as part of the purchase of ObjectArts Inc.

     A BDC loan, secured by a general security agreement payable in
     31 remaining monthly payments of $3,464 plus interest at the BDC operational interest rate prime plus 1.25%
     per annum.  Currently the interest rate is 10.75%. In addition,
     Thinkpath.com Inc. shall pay interest monthly by way of royalty of 0.09% per annum of Thinkpath.com Inc.'s projected annual
     gross sales                                                        103,478           -

     A BDC loan, secured by a general security agreement payable in
     57 remaining monthly payments of $1,005 plus interest at the BDC operational interest rate prime plus 4%
     per annum.  Currently the interest rate is 15.5%                    57,079           -

     A loan with Bank One payable in 31 remaining monthly Payments of
     $13,889 plus interest based on prime.
     Currently the interest is 8%.                                      430,000           -


     Various capital leases with various payment terms and
     interest rates                                                     731,788     287,777
                                                                      ---------   ---------

                                                                      1,706,444   1,613,401

     Less: Current portion                                              946,131   1,051,275
                                                                      ---------   ---------

                                                                     $  760,313  $  562,126
                                                                     ==========   =========


     The BDC loan covenants have been breached and accordingly, the loan amounts have been reclassified as current.

         b)   Future principal payments obligations are as follows:

                2001                                                 $  908,656
                2002                                                    460,116
                2003                                                    266,662
                2004                                                     33,535
                                                                     -----------

                                                                     $1,668,969
                                                                     ==========


THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



          c) Interest expense with respect to the long-term debt amounted to $278,574 ($132,125 in 1999).

          d) Pursuant to the BDC loan agreement, BDC has the option to acquire 22,125 common stock for an aggregate consideration of $1. The fair market value of these shares at the time of issuance was $62,393 ($2.82 share). The imputed discount on these options is being amortized over the term of the loan as interest.


11. NOTES PAYABLE

                                                                         2000      1999
                                                                          $          $

a)   Cad Cam Inc.
     As part of the purchase of Cad Cam Inc. Thinkpath.com Inc.
     owes the following amounts:

     First note payable was issued on the closing date of the
     Cad Cam Inc. acquisition, in the amount of $1,000,000.
     This note is to be repaid in 20 quarterly instalments, with interest at Canadian prime plus 0.5%, net of the amount of
     $50,000 forgiven at year end.                                      700,000   950,000

     The second note payable was issued on the closing date
     of the Cad Cam Inc. acquisition, in the amount of $500,000.
     This is to be repaid in 20 quarterly instalments, with interest at Canadian prime plus 0.5%, net of the amount of $25,000
     forgiven at year end.                                              375,000   500,000

     The third note payable was issued on the closing date of Cad Cam
     Inc. acquisition in the amount of $1,000,000. This will be paid in quarterly instalments of $250,000, plus accrued interest, during 2000. The repayment terms have been renegotiated and the payment of $250,000 due on September 30, 2000 installment has been extended. The majority of this amount is payable in 12 equal monthly payments of $20,833 in 2001, plus accrued interest
     of 12%.                                                            250,000  1,000,000

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


b)   Microtech Professional Inc.
     As part of the purchase of Microtech Professional Inc.
     Thinkpath.com Inc. owes the following amounts:


     First note payable bearing interest at1/2% above prime
     payable semi-annually over a three year term from closing      625,000        --

     Second note payable bearing interest at1/2% above prime
     payable semi-annually over a three year term from one year
     after closing                                                  500,000        --

     Third note payable is due within 60 days of the completion of the December 31, 2000 audit based on the Financial
     Statements of Microtech with EBITA equal to or greater
     than $850,000                                                  875,000        --
                                                                  ---------   ---------
                                                                  3,325,000   2,450,000
Current portion of notes payable                                  1,683,333   1,300,000
                                                                  ---------   ---------

                                                                  1,641,667   1,150,000
                                                                  =========   =========
c)      Capital repayments

           2001                                                   1,683,333
           2002                                                     716,667
           2003                                                     591,667
           2004                                                     333,333
                                                                  ---------

                                                                  3,325,000
                                                                  =========


12. CAPITAL STOCK

    a)   Authorized

     15,000,000   Common stock, no par value
      1,000,000   Preferred stock, issuable in series,
                  rights to be determined by the Board of Directors

    b)   Issued

                                                        2000             1999

                                                          $                   $

     11,915,138   Common stock (3,865,902 in 1999)   16,859,238       6,580,732
           1800   Preferred stock
                        (15,000 in 1999)              5,994,479       1,290,142
                  Common stock payable                  751,788       1,000,000
                                                     ----------       ---------

                                                     23,605,505       8,870,874
                                                     ==========       =========

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



b)   Issued (cont'd)

          On June 8, 1999, the company was successful in its Initial Public Offering. 1,100,000 common stock were issued at an issuance price of $5.00 per share. Net proceeds received, after all costs, was $3,442,683. The company trades on Nasdaq under the trading symbol "THTH". As part of the Initial Public Offering, the underwriters exercised the over-allotment, resulting in 107,000 common stock being issued for net proceeds of $465,000. Deferred costs of $1,351,365, which were incurred as part of the completion of the Initial Public Offering, have been applied against the proceeds raised by the offering, and are included in the net proceeds.

          On June 30, 1999, 163,767 common stock were issued in conjunction with the acquisition of Cad Cam Inc., with a carrying value of $500,000.

          During 2000, the company effected two acquisitions accounted for as pooling of interest and therefore the capital stock of the company outstanding at January 1, 1999 and December 31, 1999 have been restated to reflect the aggregate capital stock and shareholder equity amounts as follows:

                                                            #            $

          Original Balance as of December 31, 1998      1,717,875    1,448,368
          Issuance of Shares for pooling of interest      777,260      344,576
                                                        ---------    ---------

          Revised Balance as of December 31, 1998       2,495,135    1,792,944
                                                        =========    =========


          As part of the acquisition of ObjectArts Inc., the company issued 196,800 common shares for a total consideration of $837,151 on the conversion of debt to common shares.

          On April 25, 2000, 133,333 common stock were issued for the purchase of MicroTech Professionals Inc., for a total consideration of $500,000.

          On April 28, 2000, 300,000 common stock were issued for the purchase of an investment held for re-sale called E-Wink Inc. for a total consideration of $975,000.

          On August 22, 2000, 1,063,851 shares of common stock were issued in a private placement for net proceeds of $2,333,715.

          During 2000, 3,533,111 common stock were issued for services rendered totaling $3,060,288.

          During 2000, 1,694,343 common stock were issued on the conversion of Preferred Stock for aggregate paid in capital of $3,385,000.

          The company has committed to issue 1,800,000 common shares of the company in consideration of services rendered related to the acquisition of various subsidiaries. These shares are included in common stock issued in consideration of services in the amount of $1,125,000.

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


          On September 13, 2000, Thinkpath.com entered into an agreement with Burlington Capital Markets Inc. to aid the company in further acquisitions. A total of 500,000 common shares has been reflected as issued for an aggregate cost of $767,500. In addition, the company issued warrants to purchase an aggregate of 400,000 shares, exercisable in whole or in part until 5 years from the date they can first be exercised.

          The common stock payable of $1,000,000 due on the Cad Cam Inc. acquisition was settled by the issuance of 1,125,398 shares for an amount of $742,200 and the transfer of assets with a value of $257,800.

          The common stock payable represents the final payments for MicroTech Professionals Inc. ($625,000), settlement with an employee of Njoyn ($100,000), and dividends payable as preferred stock ($59,788). Common Stock of Thinkpath Com Inc. will be issued for Cad Cam Inc. at the prevailing market rate at the time of issuance. Common Stock of Thinkpath.com Inc. will be issued for MicroTech Professionals at the lower of $3.75 and the average of the last sale price as quoted on NASDAQ for the 10 days prior to issuance. If the common stock payable were to be converted at December 31, 2000 the number of common stock to be issued would be 932,836.


c)   Preferred Stock

          On December 30, 1999, 15,000 shares of series A, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $1,500,000. The preferred stock are convertible into common stock at the option of the holders under certain conditions, at any time after the effective date of the registration statement (see note 19). The conversion price will be based on the trading price at December 30, 1999 or 80% of the average of the ten trading days immediately preceding the conversion of the respective shares of Series A, preferred stock. The stockholders of the Series A, 8% cumulative, convertible stock are entitled to receive preferential cumulative quarterly dividends in cash or shares at a rate of 8% simple interest per annum on the stated value per share. The intrinsic value of the conversion price at date of issue was reflected as a dividend of $138,000.

          At any time after the effective date of the registration statement, Thinkpath.com Inc. has the option to redeem any or all of the shares of Series A, 8% cumulative, convertible, preferred stock by paying to the holders a sum of money equal to 135% of the stated value of the aggregate of the shares being redeemed if the conversion price is less than $2.00.

          Thinkpath.com Inc. holds the option to cause the investors in the December 30, 1999 placement offering to purchase an additional $500,000 worth of Series A, 8% cumulative, convertible, preferred stock upon the same terms as described above. This right was exercised in July, 2000.

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

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


          The preferred stock are convertible into common stock at the option of the holders under certain conditions, at any time after the effective date of the registration statement. As of December 31, 2000, 1,050 Series A preferred stock and 750 Series B preferred stock have not yet been converted into common stock.

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

          On April 16, 2000, we issued 50,000 warrants in connection with a private placement of Series A stock. The warrants were issued at a price of $3.71 and expires April 16, 2005.

          In connection with the private placement of Series B preferred stock 100,000 warrants were issued. They are exercisable at a purchase price of $3.58. Also in connection with the private placement of the Series A preferred stock 150,000 warrants were issued. They are exercisable at a purchase price of $3.30.

          In 2000, in connection with the purchase of the investment in E-Wink 500,000 warrants were issued. They are exercisable at a purchase price of $3.25 and expire March 6, 2005.

e)   Stock Options

          The company has outstanding stock options issued in conjunction with its long-term financing agreements for 22,125 common stock (see note
          12) and additional options issued to a previous employee of the company for 200,000 shares exercisable at $2.10.

          An additional 250,000 options to purchase shares of the company were issued to related parties. The options are exercisable at $3.19.

          In connection with the acquisition of Cad Cam Inc. 100,000 options to purchase shares of the company were delivered in quarterly instalments, starting January 1, 2000. The exercise amounts ranged from $2.12 to $3.25. The exercise price was amended to $1.00 and these options will be exercisable between April 1, 2001 to 2004.

          In July 1999, the directors of the company adopted and the stockholders approved the adoption of the company's 1999 Stock Option Plan.

          The plan will be administrated by the Compensation Committee or the Board of Directors, which will determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of common stock issuable upon the exercise of the options and the option exercise price.

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

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



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


                                                                    OPTIONS
                                                                    -------

          Options outstanding at January 1, 2000                    472,625

          Options granted to key employees and directors            924,500
                                                                  ---------

          Options outstanding at December 31, 2000                1,397,125
                                                                  =========

          As all options granted are exercisable between $2.10 and fair market value, which either approximates the grant-date fair value of the options or is greater than the grant-date fair value of the options granted, no stock-based compensation has been recognized for these options.

          In May 2000, the directors of the company adopted and the stockholders approved the adoption of the company's 2000 Stock Option Plan. The plan provides for 435,000 options at an exercise price of $3.25 per share. The options vest over a three-year period and expire May 9, 2005. Under this plan, 130,000 options have been granted

          An additional 260,000 options to purchase shares of the company were issued to related parties in December 2000. The options are exercisable at $0.70 and expire December 2003.


13.      RESTRUCTURING CHARGE

          During the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of $685,103 as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring activities (shown below in tabular format) primarily relate to the elimination of job responsibilities for the development of certain proprietary software and the closure of one training location, resulting in costs to sever employees and related asset write-downs and lease abandonments related to the affected employees and the cancellation of certain non-strategic long-term employment contracts.

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


          The remaining accrual will be relieved throughout fiscal 2001, as leases expire and severance payments, some of which are paid on a monthly basis, are completed. The reserve balance is included in. Detail of the restructuring charge is as follows;

          Description             Cash/non-cash    Restructuring   Activity      Reserve balance
                                                      Charge                    December 31, 2000

          Elimination of Job
          Responsibilities
            Severance packages       Cash            546,587         93,774           452,813
            Lease cancellations &    Cash            138,516         19,990           118,526
                                                     -------         ------           -------
             Commitments                             685,103        113,764           571,339
                                                     =======        =======           =======


14. OTHER EXPENSES

          The other expense is represented by the following:

             Writedown of Investment in E-Wink                   2,811,422
             Research, development and branding                  1,055,038
             Restructuring (note 13)                               685,103
             Writedown of goodwill
                and acquisition costs                            5,265,509
                                                                 ---------
                                                                 9,817,072
                                                                 =========


15. DEFERRED INCOME TAXES AND INCOME TAXES

          a) Deferred Income Taxes

          The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:


                                                       2000       1999

                                                       $           $
Accounting amortization in excess of tax
    amortization                                   (190,000)     (199,317)
Losses available to offset future income
    taxes                                         1,465,157       413,783
Share issue costs                                   790,957       372,948
Adjustment cash to accrual method                  (413,688)     (620,532)
Investment tax credit                               201,000
                                                  ---------      --------

                                                  1,853,426       (33,118)

    Less:  Valuation allowance                      210,000        66,354
                                                  ---------      --------

                                                  1,643,426       (99,472)
                                                  =========      ========

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



          As part of the acquisition of Cad Cam Inc., there was a change of control which resulted in Cad Cam Inc. being required to change from the cash method to the accrual method of accounting for income taxes. At December 31, 2000 the company has non-capital losses available for carry-forward of $998,320.



           b)  Current Income Taxes

                 Current income taxes consist of:
                                                            2000          1999

                                                              $             $

                Amount calculated at Federal and
                   Provincial statutory rates        (2,750,577)        27,458
                                                     ----------      ---------

                Increase (decrease) resulting from:
                   Permanent differences              1,454,784         11,579
                   Timing differences                  (103,879)        51,295
                   Valuation allowance                  210,000         66,354
                   Loss carried back applied                   -       (69,597)
                                                      ----------      ---------

                                                      1,560,905         59,631
                                                     ----------      ---------

                Current income taxes                 (1,189,672)        87,089
                                                     ==========      =========



16. COMPREHENSIVE INCOME

          The Company has adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:

                                                         2000              1999

                                                           $                 $

           Net loss                               (6,839,617)            (5,323)
           Other comprehensive loss                 (631,406)           116,885
                                                  ----------            -------

           Comprehensive income (loss)            (7,471,023)           111,562
                                                  ==========            =======

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



          The components of accumulated other comprehensive income (loss) are as follows:

     Accumulated other comprehensive income, December 31, 1999        $(139,026)
     Foreign currency translation adjustments for the year ended
          December 31, 1999                                             116,885
                                                                      ---------

     Accumulated other comprehensive losses, December 31, 1999          (22,141)

     Change in value of marketable securities
     Foreign currency translation adjustments for the year ended         76,548
          December 31, 2000                                            (707,954)
                                                                       --------

     Accumulated other comprehensive losses December 31, 2000         $(653,547)
                                                                      =========


          The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.



17. SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

          Thinkpath.com Inc. acquired all the capital stock of MicroTech Professionals Inc. for $4,660,000. The acquisition was funded as follows:

                Fair Value of Assets acquired              $  1,769,478
                Liabilities assumed                          (1,073,527)
                Goodwill                                      3,009,198
                Other assets acquired                           850,000
                Fixed assets acquired                           104,851
                Common stock payable                           (625,000)
                Cash paid for Capital Stock                  (1,410,000)
                Note Payable                                 (2,125,000)
                Common Stock Issued                            (500,000)
                                                           ------------

                                                                 --
                                                           ------------

          During the year the company paid preferred dividends through the issuance of common shares. A subordinated loan payable to Working Ventures was converted into 196,800 common shares.

          During the year the company acquired the shares of E-Wink in exchange for 300,000 common shares.

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



18. TRANSACTIONS WITH RELATED COMPANIES

          During 1999, Thinkpath.com Inc. charged its subsidiaries a one-time set-up fee, and has continued to charge maintenance fees for the use of the Global Toolset. These transactions have been eliminated upon consolidation. Any set-up charges prior to the acquisition of Cad Cam Inc. are reflected as part of the purchase price adjustment calculation.

          Thinkpath.com Inc. has entered into a consulting agreement with a company, whereby this company performs tasks related to mergers, acquisitions and the securing of financing. The company receives 3% of gross proceeds. In connection with the placement of the Series A, 8% cumulative, convertible, preferred stock, and for other services rendered the said company received $69,000 in 1999. The managing director of this company was the CFO of Thinkpath.com Inc. during 1999.



19. COMMITMENTS AND CONTINGENCIES

           a)   Lease Commitments

          Minimum payments under operating leases for premises occupied by the company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, for the fiscal year end of December 31 for the next five years are as follows:

                2001                                     $866,745
                2002                                      654,563
                2003                                      428,993
                2004                                      399,822
                2005                                      455,648
                                                         --------

                                                       $2,805,771
                                                       ==========


     b) On December 14, 2000, Thinkpath.com entered into a consulting agreement with Tsunami Trading Corp.d/b/a Tsunami Financial Communications and International Consulting Group, pursuant to which Tsunami and International Consulting Group are to provide financial consulting services to us with respect to financing, and mergers and acquisitions, etc. In consideration for the services to be rendered, we: (a) issued an aggregate of 320,000 shares of our common stock to the consultants as an advance fee, (b) agreed to pay a fee of 10% of the consideration received by us upon the successful completion of any transaction contemplated by the consulting agreement; and (c) agreed to issue warrants to purchase our common stock in an amount equal to 2% of the equity sold and/or issued by us in any transactions contemplated by the consulting agreement.

     c) The company is party to various lawsuits arising from the normal course of business. In management's opinion, the litigation will not materially affect the company's financial position, results of operations or cash flows. No material provision has been recorded in the accounts for possible losses or gains. Should any expenditures be incurred by the company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.


20.  SUBSEQUENT EVENTS


     a) The vendor of Southport Consulting Co. is seeking damages for the consideration of $250,000 on the acquisition which was funded by shares of the company. The vendor contends that the shares received do not satisfy the purchase price. No provision has been recorded in the accounts for possible losses. Should any expenditure be incurred by the company for the resolution of this lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

     b) On January 24, 2001, the company entered into an agreement with The Del Mar Consulting Group, a California corporation, to represent us in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals. The company issued a non-refundable retainer of 400,000 shares to Del Mar and are required to pay $4,000 per month for on-going consulting services. In addition, Del Mar has an option to purchase 400,000 shares of common stock at $1.00 per share and 100,000 shares at $2.00 which expire January 24, 2005.

     c) On January 26, 2001, the company: (i) repriced a warrant to purchase up to 100,000 shares of the company's common stock, which warrant was in connection to the April 2000 private placement offering of Series B 8% Cumulative Preferred Stock, so that such warrant is exercisable at any time until April 16, 2005 at a new purchase price of $1.00 per share; (b) repriced warrants to purchase an aggregate of up to 230,693 shares of the company's common stock, which warrants were issued to the placement agent, certain financial advisors, and the placement agent's counsel in connection to the August 2000 private placement offering of units, so that such warrants are exercisable at any time until August 22, 2005 at a new purchase price of $1.00 per share; and
          (c) issued to KSH Investment Group Inc. for investment banking services rendered, a warrant to purchase up to 250,000 shares of the company's common stock exercisable at any time and in any amount until January 26, 2006 at a purchase price of $1.50 per share. Such revised exercise prices were equal to, or in excess of, the market price of our common stock on the date of repricing.

     d) On January 30, 2001, the company issued an additional 20,000 shares of its common stock to International Consulting Group for financial consulting services rendered pursuant to the December 14, 2000 consulting agreement between Tsunami Trading Corp. d/b/a Tsunami Financial Communications, International Consulting Group and the company.

     e) On March 23, 2001, the company signed a term sheet with Century Financial Advisors, Inc. for the purchase of common stock of Thinkpath Inc., by Brighton Opportunity Fund, L.P. or one of its affiliates pursuant to an equity line of $5,000,000. Under this agreement, the company would be able to draw down to a maximum of $250,000 per month or an amount equal to 10% of the total dollar trading volume in common stock based on the closing bid prices during the month. The common stock will be priced at 92% of the average of the three lowest closing trade prices during the twenty trading days immediately prior to the date that the funds are required. In addition, the company is required to pay a commitment fee of 1.5% of the equity line upon the initial draw-down. The term of the line is two years.

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



     f) On March 23, 2001, the company signed a consulting agreement with Union Atlantic Capital L.C., an investment banker and placement agent to arrange a private placement of debt, equity and/or warrant securities. The fee is 7% of the aggregate purchase price of the company's stock purchased by or through any investor or intermediary identified by Union Atlantic. In addition, upon the closing of each transaction, the company is required to issue, through escrow, a warrant entitling Union Atlantic to purchase 75,000 shares (per million dollars raised) of its common stock at a price equal to the warrants issued to the investor. The warrants shall be exercisable immediately and shall provide for piggyback registration rights, on demand registration right exercisable following the first anniversary of the closing and shall expire 4 years from the date of its issuance. The form of the warrant shall be identical to the warrant issued to the investor. The agreement expires June 23, 2001.

g) The company has signed a number of letters of intent and expressions of interest with corporations operating in various cities in North America. At this time, due to confidentiality agreements, the company is not at liberty to disclose the identity or terms and conditions of these acquisitions.



21. SEGMENTED INFORMATION

          a)   Sales by Geographic Area
                                                     2000              1999

                                                       $                 $

          Canada                                  15,663,140        16,601,717
          United States of America                28,692,640        10,430,718
                                                  ----------        ----------

                                                  44,325,780        27,032,435
                                                  ==========        ==========

          b) Net Income by Geographic Area



                                                     2000              1999

                                                       $                 $

                Canada                            (6,499,859)         (432,464)
                United States of America          (1,798,458)          427,141
                                                  ----------          --------

                                                  (8,298,317)           (5,323)
                                                  ==========          ========


           c)   Identifiable Assets by Geographic Area
                                                      2000              1999

                                                        $                 $

                Canada                             8,979,711         7,880,965
                United States                     16,706,229        12,664,906
                                                  ----------        ----------

                                                  25,685,940        20,545,871
                                                  ==========        ==========

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



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


22. EARNINGS PER SHARE

          The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

                                                         2000           1999

                                                         $              $

           Average common stock outstanding         5,296,442      3,194,018
           Average common stock issuable                --               --
                                                    ---------      ---------

           Average common stock outstanding
                assuming dilution                   5,296,442      3,194,018
                                                    =========      =========

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

23. STOCK BASED COMPENSATION

          The company applies Accounting Principles Board Opinion No. 25, "Accounting of Stock Issued to Employees" and related interpretation in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost been determined, based on the fair value at the grant dates for options granted during 2000 and 1999, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net earnings and pro forma earnings per share for the years ended December 31, 2000 and 1999 would have been as follows:

                                          2000 AS           2000          1999 AS        1999
                                          REPORTED        PRO FORMA       REPORTED     PRO FORMA
                                          --------        ---------       --------     ---------
          Net loss after preferred
                share dividends         (11,139,125)    (11,667,812)    (143,323)     (207,195)
          Basic and fully diluted
                loss per share                (2.10)          (2.20)       (0.04)        (0.06)

          The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                                    2000 GRANTS     1999 GRANTS
                                                    -----------     -----------
          Risk fee interest rates                       6.05%           5.81%
          Volatility factors                             100%            100%
          Weighted average expected life                3.81 years       5 years
          Weighted average fair value per share         2.40             3.19

THINKPATH.COM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



24. FINANCIAL INSTRUMENTS

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


25. COMPARATIVE FIGURES

          Certain figures in the 1999 financial statements have been reclassified to conform with the basis of presentation used in 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have had no changes in or disagreements with our accountants.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

       Our officers and directors, and further information concerning them, are as follows as at March 30, 2001:

Name                  Age    Position
----                  ---    --------

Declan A. French      55     Chairman of the Board of Directors and Chief
                             Executive Officer

Laurie Bradley        46     President

Tony French           28     Executive Vice President

Kelly Hankinson       31     Chief Financial Officer and Director

Roger W. Walters      60     Director

Marilyn Sinclair      46     Vice President, President and Director of Object
                             Arts Inc. and Director

John Dunne            56     Director

Arthur S. Marcus      35     Director

Ronan McGrath         52     Director


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

           Laurie Bradley has served as our President since February 2001. Ms. Bradley is responsible for all of our sales initiatives and plays a key role in the integration of our acquisitions. From 1998 to January 2001, Ms. Bradley served as the President of the e-business division of Century Business Services Inc, the seventh largest accounting and outsourcing firm in North America. From 1988 to 1998, Ms. Bradley served as the Vice President of Operations of Adecco, the world's largest staffing company.

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

         Roger W. Walters has served on our Board of since September 16, 1999, the date we acquired Cad Cam, Inc. Mr. Walters served as President of Cad Cam, Inc. since 1988 and was its majority shareholder prior to its sale to us in September 16, 1999. From September 16, 1999 until his resignation on March 14, 2001 Mr. Walters served as our Executive Vice President of U.S. Operations. Mr. Walters will remain on our Board of Directors until our next annual meeting of sharedholders scheduled for June 2001. Mr. Walters has a Masters degree in Mechanical Engineering from the University of Missouri.

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

         It is expected that salaries will be set competitively relative to the information technology and engineering services and consulting industry and that individual experience and performance will be considered in setting salaries.

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

         We have established an Executive Committee, comprised of certain of our executive officers and key employees, which allows for the exchange of information on industry trends and promotes "best practices" among the business units. Currently, the Executive Committee consists of Declan A. French, Laurie Bradley, Tony French, Marilyn Sinclair, Mike Reid, Kelly Hankinson, Denise Dunne, and Robert Trick.

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

Section 16(a) Reporting

         Under the securities laws of the United States, our directors, executive officers, and any persons holding 10% or more of our common stock must report their ownership of such common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the year ended December 31, 2000, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table



Name and                                                                      Restricted
Principal                                       Annual                        Stock                          Other
Position                          Year          Salary         Bonus          Awards      Options/SARs       Compensation
-------------------------         ----          ------         -----          ----------  ------------       ------------


Declan A. French,
Chief Executive Officer           2000         $100,000         -0-            -0-          4,000          12,000,000(1)
and Chairman of the Board         1999          106,342         -0-            -0-          4,000                 -0-
                                  1998          106,342         -0-            -0-            -0-                 -0-

John A. Irwin,
Former President-                 2000          100,000         -0-            -0-          4,000           $  80,000(2)
International Career              1999          102,000         -0-            -0-          4,000              94,149(2)
Specialists Ltd                   1998          130,580         -0-            -0-            -0-              35,888(2)

John R. Wilson,
President-                        2000           80,000         -0-            -0-          4,000           $  80,000(3)
Systemsearch                      1999           81,600         -0-            -0-          4,000              76,915(3)
Consulting Services Inc.          1998           90,000         -0-            -0-            -0-              77,282(3)

Roger Walters,
Executive Vice                    2000          200,000         -0-            -0-          4,000                 -0-
President of US                   1999          200,000(4)      -0-            -0-          4,000                 -0-
Operations and                    1998              -0-         -0-            -0-            -0-                 -0-
President-Cad Cam, Inc.


Thomas E. Shoup,
Former President                  2000          175,000(5)      -0-            -0-          4,000                 -0-
and Chief Operating               1999           43,759(6)      -0-            -0-          4,000                 -0-
Officer                           1998              -0-         -0-            -0-            -0-                 -0-

Tony French                       2000          100,000         -0-            -0-          4,000              35,000(7)
                                  1999           50,000         -0-            -0-          4,000                 -0-
                                  1998           50,000         -0-            -0-            -0-                 -0-

Kelly Hankinson                   2000           78,000         -0-            -0-          4,000              35,000(8)
                                  1999           50,000         -0-            -0-          4,000                 -0-
                                  1998           35,000         -0-            -0-            -0-                 -0-


Denise Dunne-Fushi                2000          125,000         -0-            -0-          4,000           $  25,000(9)
                                  1999              -0-         -0-            -0-            -0-                 -0-
                                  1998              -0-         -0-            -0-            -0-                 -0-

---------------

  (1) This reflects 840,000 shares of common stock issued to Mr. French in lieu of cash bonuses payable for the years 1999 and 2000 pursuant to his employment agreement.
  (2) This reflects commissions paid pursuant to Mr. Irwin's employment agreement.
  (3) This reflects commissions paid pursuant to Mr. Wilson's employment agreement.
  (4) This reflects the salary paid to Mr. Walters as of our acquisition of Cad Cad Inc. on September 16, 1999.
  (5) This reflects the salary paid to Mr. Shoup through December 22, 2000, the effective date of Mr. Shoup's resignation from Thinkpath.
  (6) This reflects the salary paid to Mr. Shoup as of our acquisition of CadCam Inc. on September 16, 1999.
  (7)  This reflects options issued to Mr. French as a bonus.
  (8)  This reflects options issued to Ms. Hankinson as a bonus.
  (9) This reflects a cash bonus paid to Ms. Dunne-Fushi pursuant to her employment agreement.

Employment Agreements

         We have entered into an employment agreement with Declan A. French whereby he will serve as our Chairman of the Board and Chief Executive Officer for a period of two years commencing on June 1, 1999. Mr. French is paid a base salary of $98,000 and a bonus equal to (i) 2% of our gross profit, plus (ii) for each fiscal year, 1% of the increase in revenue from the prior fiscal year. Mr. French's right to receive the latter portion of the bonus continues for one year beyond the termination of the employment agreement. In February 2001, we issued 1,200,000 shares of our common stock as payment in full for the bonuses due to Mr. French for the fiscal years of 1999 and 2000 pursuant to the terms of his employment agreement.

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

Consulting Agreements

         In May 1998, we entered into a consulting agreement with Robert M. Rubin, one our former directors, pursuant to which Mr. Rubin assists us in structuring and negotiating acquisitions, strategic partnerships and other expansion opportunities. In exchange for such services, Mr. Rubin has been granted an option to purchase 200,000 shares of our common stock at a purchase price of $2.10 per share. Mr. Rubin has agreed not to sell, transfer, assign, hypothecate or otherwise dispose of the shares of our common stock issuable upon exercise of the options for a period of two years after exercise without our consent. As of March 30, 2001, we issued 32,268 shares of our common stock upon Mr. Rubin's exercise of the option.

         On September 13, 2000, we entered into an engagement agreement with Burlington Capital Markets Inc., which is conditioned on the successful integration of our first acquisition through Burlington. We agreed to sell Burlington Capital Markets an aggregate of 250,000 shares of our common stock at a cash purchase price of $.01 per share. We further agreed to issue warrants to purchase an aggregate of 400,000 shares of our common stock according to the following schedule: (i) 100,000 shares at an exercise price of $5.00 per share, exercisable at any time after October 13, 2000; (ii) 100,000 shares at an exercise price of $7.00 per share, exercisable at any time after November 13, 2000; (iii) 100,000 shares at an exercise price of $9.00 per share, exercisable at any time after December 13, 2000, and (iv) 100,000 shares at an exercise price of $11.00 per share, exercisable at any time after February 13, 2001. Such warrants were exercisable in whole or in part 5 years from the respective vesting date and contained a cashless exercise provision and registration rights. Compensation was to be paid to Burlington at a monthly fee of $10,000 for a minimum of six months. The agreement with Burlington was subsequently terminated and no warrants were issued. In the aggregate, Burlington received 450,000 shares of our common stock and $10,000 pursuant to the agreement.

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

         On January 24, 2001, we entered into an agreement with The Del Mar Consulting Group, a California corporation, to represent us in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals. We issued a non-refundable retainer of 400,000 shares to Del Mar and are required to pay $4,000 per month for on-going consulting services. The shares are to be registered no later than August 30, 2001 and will not be sold or transferred prior to the earlier of October 31, 2001 or the termination of the agreement. In addition, Del Mar has an option to purchase 400,000 shares of common stock at $1.00 per share and 100,000 shares at $2.00 per share which collectively expire January 24, 2005.

           On January 30, 2001, we issued an additional 20,000 shares of our common stock to International Consulting Group for financial consulting services rendered pursuant to the December 14, 2000 consulting agreement between Tsunami Trading Corp. d/b/a Tsunami Financial Communications, International Consulting Group and us.

Stock Option Plans

The 1998 Stock Option Plan

         The 1998 Stock Option Plan is administered by our Compensation Committee or our Board of Directors, which determines among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price. As of March, 2001, we issued options to purchase 435,000 shares of our common stock underlying the 1998 Stock Option Plan to certain of our employees and consultants.

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

The 2000 Stock Option Plan

         The 2000 Stock Option Plan is administered by our Compensation Committee or our Board of Directors, which determines among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price. As of March 30, 2001, we issued options to purchase 435,000 shares of our common stock underlying the 2000 Stock Option Plan to certain of our employees and consultants.

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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 30, 2001 for (i) each of our executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more that 5% of our outstanding shares of common stock, and(iv) all of our directors and officers as a group.



     Name and Address of Beneficial                                              Percentage of Total Ownership
     Owner (1)                              Number of Shares Owned (2)

     Declan A. French                                     2,322,459(3)                          18.7%
     Tony French                                             70,133(4)                           0.6%
     Laurie Bradley                                              - - -                          - - -
     Kelly Hankinson                                         55,167(5)                           0.4%
     Roger W. Walters                                     1,395,398(6)                          11.2%
     John R. Wilson                                         132,247(7)                           1.1%
     John A. Irwin                                          132,247(8)                           1.1%
     Marilyn Sinclair                                       139,230(9)                           1.1%
     John Dunne                                             16,424(10)                              *
     Arthur S. Marcus                                       15,500(11)                              *
     Ronan McGrath                                               - - -                          - - -
     KSH Strategic Investment Fund L.P.                  1,515,539(12)                            12%

     All Directors and Officers as a                         4,178,805                          32.9%
     Group
     (a11 Persons)

  * Less than 1%

----------

(1) Except as set forth above, the address of each individual is 55 University Avenue, Suite 505, Toronto, Ontario M5J 2H7.





(2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of March 30, 2001, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 510,563 shares of common stock owned by Christine French, the wife of Declan A. French and 101,333 shares of common stock issuable upon options issued to Declan A. French that are currently exercisable or exercisable within the next 60 days. Includes 1,200,000 shares of common stock issued pursuant to employment agreement.

(4) Includes 70,133 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days.

(5) Includes 55,167 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days.

(6) Includes 100,000 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days.

(7) Includes 1,333 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days.

(8) Includes 1,333 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days.

(9) Includes 1,333 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days.

(10) Consists of 13,091 shares of common stock owned by John Dunne's spouse and includes 3,333 shares of common stock issuable upon options issued to John Dunne that are currently exercisable or exercisable within the next 60 days.

(11) Includes 12,500 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days. Excludes 30,632 shares of common stock issued in the name of Gersten, Savage & Kaplowitz, LLP, our United States legal counsel, of which Mr. Marcus is a partner.

(12) Includes 315,000 shares of common stock issuable upon the exercise of warrants issued to certain affiliates if KSH Strategic Investment Fund
     L.P. that are currently exercisable or exercisable within the next 60 days.

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

         In May 1998, we entered into a consulting agreement with Robert M. Rubin, one of our former directors, pursuant to which Mr. Rubin assists us in structuring and negotiating acquisitions, strategic partnerships and other expansion opportunities. In exchange for such services, Mr. Rubin received an option to purchase 200,000 shares of our common stock at a purchase price of $2.10 per share. Mr. Rubin has agreed not to sell, transfer, assign, hypothecate or otherwise dispose of the shares of our common stock issuable upon exercise of the options for a period of two years after exercise without our consent. As of March 30, 2001, we issued 32,268 shares of our common stock upon Mr. Rubin's exercise of such option.

         In November 1998, we purchased certain assets of Southport Consulting, Inc. from Michael Carrazza, one of our former directors, for $300,000 in cash and 40,000 shares of our common stock.

         On September 16, 1999, we completed the acquisition of all the issued and outstanding capital stock of Cad Cam, Inc. for $2,000,000 in cash, $2,500,000 pursuant to a promissory note and the issuance of $1,500,000 worth of shares of our common stock to Roger W. Walters, Cad Cam, Inc.'s former president. As part of the transaction, Mr. Walters was elected to our Board of Directors. The share purchase agreement was executed on January 1, 1999 and the transaction was effective as of September 16, 1999. Mr. Walters was not affiliated with us prior to the acquisition. On January 1, 2000, the share purchase agreement by and among Thinkpath.com Inc, Cad Com. Inc, and Roger W. Walters was amended. Pursuant to the amendment, the parties agreed that $1,000,000 of the $2,000,000 cash payment to be made to Mr. Walters was to be paid in four equal quarterly payments of $250,000. In consideration for accepting the cash payment in installments, we issued Mr. Walters an aggregate of 100,000 options at $1.00 to purchase our common stock. In December 2000, Mr. Walters agreed to forgive his first quarterly payment of $75,000 due
March 16, 2001.

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

         Effective December 26, 2000, shares and options were issued to the following: Declan French, Tony French, Mike Reid, Kelly Hankinson, and Globe Capital. These payments were made pursuant to contracts and, or as bonuses with regards to the various acquisitions throughout the course of the year. The amounts issued were as follows: 1,200,000 shares to Declan French; 50,000 shares to Tony French; 100,000 options priced at $0.70 to Mike Reid; and 50,000 shares and 100,000 options priced at $0.70 to Kelly Hankinson; and 500,000 shares to Globe Capital Corporation.

         On January 26, 2001, we: (i) repriced a warrant to purchase up to 100,000 shares of our common stock, which warrant was issued to a certain investor in our April 2000 private placement offering of Series B 8% Cumulative Preferred Stock, so that such warrant is exercisable at any time until April 16, 2005 at a new purchase price of $1.00 per share; (b) repriced warrants to purchase an aggregate of up to 230,693 shares of our common stock, which warrants were issued to the placement agent, certain financial advisors, and the placement agent's counsel in our August 2000 private placement offering of units, so that such warrants are exercisable at any time until August 22, 2005 at a new purchase price of $1.00 per share; and (c) issued a warrant to purchase up to 250,000 shares of our common stock exercisable at any time and in any amount until January 26, 2006 at a purchase price of $1.50 per share to KSH Investment Group Inc. for investment banking services rendered. In February 2001, 150,000 of such warrants were exercised by KSH Investment Group, the placement agent in our August 2000 private placement offering. As partial consideration for the exercise of such warrants, we issued to certain affiliates of the placement agent, warrants to purchase an aggregate of 315,000 shares of our common stock at an exercise price of $1.50n per share. The exercise prices of the revised and newly issued warrants are equal to, or in excess of, the market price of our common stock on the date of such revision or issuance.

         On March 14, 2001, we repriced 100,000 options belonging to Roger Walters to $1.00 per share in consideration of debt forgiveness of $75,000 and restructuring of debt totaling $250,000 on the notes payable to Mr. Walters in connection with the purchase of Cad Cam Inc. In addition, on March 14, 2001 Mr. Walters resigned as our Executive Vice President of U.S. Operations effective immediately.

           During the fiscal year ended December 31, 2000 we paid to Gersten, Savage & Kaplowitz, LLP, our United States legal counsel, approximately $100,000 and issued 30,632 shares of our common stock in consideration for legal services rendered. Arthur S. Marcus, one of our directors, is a partner of Gersten, Savage & Kaplowitz, LLP.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements.

Report of Independent Auditors.......................................        F-1
Consolidated Balance Sheets for the years ended
        December 31, 2000 and 1999...................................  F-2,  F-3
Consolidated Statements of Operations for the years ended
        December 31, 2000 and 1999...................................        F-4
Consolidated Statements of Cash Flows for the years ended
        December 31, 2000 and 1999...................................        F-5
Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 2000 and 1999...................................        F-6
Notes to Consolidated Financial Statements...........................F-7 to F-29


(b)    Reports on Form 8-K.

             On October 1, 1999, the Company filed a report on Form 8-K to disclose the acquisition of Cad Cam, Inc.

             On November 15, 1999, the Company filed a report on Form 8-K the disclose the execution of an agreement and plan of merger by and among the Company, IT Acquisition Corp. and Trans Global Services, Inc. Such merger was never completed.

(c)          Exhibits.

1.1 Form of Underwriting Agreement(2)
3.1 Bylaws of Thinkpath.com Inc.(2)
3.2 Articles of Incorporation dated February 11, 1994(2)
3.3 Articles of Amendment dated February 15, 1996(2)
3.4 Articles of Amendment dated April 15, 1998(2)
3.5 Articles of Amendment dated August 6, 1998(2)
3.6 Articles of Amendment dated January 19, 1999(2)
4.2 Form of Underwriters' Warrant(2)
4.3 Specimen Common Share Certificate(2)
10.1 Form of Financial Consulting Agreement(2)
10.2 1998 Stock Option Plan(2)
10.3(a) Lease of Thinkpath.com Inc.'s headquarters in Toronto, Ontario(2) 10.3(b) Lease of Thinkpath.com Inc.'s office in New York, New York(2)
10.3(c) Lease of Thinkpath.com Inc.'s office in Etobicoke, Ontario(2)
10.3(d) Lease of Thinkpath.com Inc.'s office in Scarborough, Ontario(2)
10.3(e) Lease of Thinkpath.com Inc.'s office in Ottawa, Ontario(2)
10.4 Employment Agreement between Thinkpath.com Inc. and Declan French dated August 1998(2)
10.5 Employment Agreement between Thinkpath.com Inc. and John A. Irwin dated
     May 18, 1998(2)
10.6 Employment Agreement between Thinkpath.com Inc. and John R. Wilson dated February 8, 1998(2)
10.7 Employment Agreement between Thinkpath.com Inc. and Roger Walters dated September 16, 1999(3)
10.8 Form of consulting agreement for Thinkpath.com Inc.'s independent contractors(2)
10.9 Form of services agreement for Thinkpath.com Inc.'s customers(2)
10.10 Agreement for the acquisition of the capital stock of International Career Specialists Ltd.(2)
10.11 Agreement for the acquisition of the capital stock of Systemsearch Consulting Services Inc. and Systems PS Inc.(2)
10.12 Agreement for the acquisition of the capital stock of Cad Cam, Inc.(3)
10.13 License Agreement between Thinkpath.com Inc. and International Officer Centers Corp. dated August 1, 1998(3)
10.13 License Agreement between Thinkpath.com Inc. and International Officer Centers Corp. dated August 1, 1998(2)
10.14 Consulting Agreement between Thinkpath.com Inc. and Robert M. Rubin(2)
10.15 Form of Employment Agreement with Confidentiality Provision(2)
10.16 Asset Purchase Agreement between Thinkpath.com Inc. and Southport Consulting Company(2)
10.17 2000 Stock Option Plan(4)
10.18 Share Purchase Agreement between Thinkpath.com Inc. and Micro Tech Professionals, Inc. dated April 25, 2000(5)

10.19 Non-Binding Letter of Intent between Thinkpath.com Inc. and Aquila Holdings Limited dated October 4, 2000(5)
10.20 Share Purchase Agreement between Thinkpath.com Inc. and TidalBeach Inc. dated October 31, 2000(6)
10.21 Consulting Agreement between Thinkpath.com Inc, and Tsunami Trading Corp. d/b/a Tsunami Financial Communications and International Consulting Group, Inc. dated December 14, 2000(6)
23.1 Consent of Schwartz Levitsky Feldman, llp, independent auditors(1)
27    Financial Data Schedule(1)

------
(1)  Filed herewith
(2) Incorporated by reference to Thinkpath.com Inc.'s Registration Statement on Form SB-2 filed on May 26, 1999.
(3) Incorporated by reference to Thinkpath.com Inc.'s report on Form 8-K filed on October 1, 1999.
(4)  Incorporated by reference to Thinkpath.com Inc.'s Proxy Statement on
     Form Def-14A filed on May 22, 2000.
(5) Incorporated by reference to Thinkpath.com Inc.'s Registration Statement on Form SB-2 filed on April 25, 2000.
(6) Incorporated by reference to Thinkpath.com Inc.'s Registration Statement on Form SB-2 filed on January 12, 2001.

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

                                    Dated: April 3, 2001

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Declan A. French                Chairman and Chief Executive   April 3, 2001
--------------------------------    Officer
Declan A. French                    (Principal Executive Officer)


/s/ Laurie Bradley                  President                      April 3, 2001
--------------------------------    (Principal Executive Officer)
Laurie Bradley


/s/ Kelly Hankinson                 Chief Financial Officer        April 3, 2001
 -------------------------------    and Director
Kelly Hankinson                     (Principal Accounting Officer)


/s/ Roger W. Walters                Director                       April 3, 2001
--------------------------------
Roger W. Walters


                                    Director                       April 3, 2001
--------------------------------
Marilyn Sinclair


/s/ John Dunne                      Director                       April 3, 2001
--------------------------------
John Dunne


/s/ Arthur S. Marcus                Director                       April 3, 2001
--------------------------------
Arthur S. Marcus


/s/ Ronan McGrath                   Director                       April 3, 2001
--------------------------------
Ronan McGrath