Form 10KSB/A
period 2000-12-31
THINKPATH COM INC
filed 2001-05-18
CIK 1070630

As filed with the Securities and Exchange Commission on May 18, 2001


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A



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

         The aggregate market value of the voting and non-voting stock held by non-affiliates based upon the last sale price on May 14, 2001 was approximately $7,776,872.50.

         As of May 14, 2001 there were 13,804,895 shares of common stock, no par value per share, issued and outstanding.


         Documents incorporated by reference: None.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained herein including, without limitation, those concerning (i) Thinkpath.com Inc.'s, formerly known as IT Staffing Ltd. ("Thinkpath"), strategy, (ii) Thinkpath's expansion plans and (iii) Thinkpath's capital expenditures, contained forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) concerning Thinkpath's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Thinkpath undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                EXPLANATORY NOTE

         This amendment on Form 10-KSB/A of Thinkpath's annual report on Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 3, 2001, amends the information previously reported under Part III of the Form 10-KSB for the year ended December 31, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

       Our officers and directors, and further information concerning them, are as follows as at May 14, 2001:

Name                  Age    Position
----                  ---    --------

Declan A. French      55     Chairman of the Board of Directors and Chief
                             Executive Officer

Laurie Bradley        46     President

Tony French           28     Executive Vice President

Kelly Hankinson       31     Chief Financial Officer and Director

John Dunne            56     Director

Arthur S. Marcus      35     Director

Ronan McGrath         52     Director

Joel Schoenfeld       50     Director


         Each director is elected for a period of one year at our annual meeting of shareholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Directors may be re-elected annually without limitation. Officers are appointed by, and serve at the discretion of, our Board of Directors. Our directors do not presently receive any compensation for their services as directors' other than options granted the directors pursuant to our 1998 and 2000 Stock Option Plans. Strasbourger Pearson Tulcin Wolff Incorporated, the managing underwriter for our June 8, 1999 initial public offering, has the right, at its option, to designate one director or observer to our Board of Directors until June 1, 2002, which director shall be reasonably acceptable to our Board of Directors. In addition, pursuant to the terms of the placement agent agreement with respect to our August private placement offering, we are required to nominate a director designee of KSH Investment Group, Inc., the placement agent, who is reasonably acceptable to us.

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

         Kelly Hankinson has served as our Chief Financial Officer since May 1999, on our Board of Directors since June 2000 and as our Treasurer and Secretary since March 2001. Ms. Hankinson served as our Vice President, Finance and Administration and Group Controller from February 1994 to May 1999. Ms. Hankinson has a Masters Degree and a Bachelors Degree from York University.

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

         Arthur S. Marcus has served on our Board of Directors since April 2000. Mr. Marcus is a partner at the New York law firm of Gersten, Savage & Kaplowitz, LLP, our United States securities counsel. Mr. Marcus joined Gersten, Savage & Kaplowitz, LLP in 1991 and became a partner in 1996. Mr. Marcus specializes in the practice of United States securities law and has been involved in approximately fifty initial public offerings and numerous mergers and acquisitions. Mr. Marcus received a Juris Doctorate from Benjamin N. Cardozo School of Law in 1989.

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

         Joel Schoenfeld has served on our Board of Directors since April 2001. Mr. Schoenfeld has served as an Executive Vice President and General Counsel of BMG Entertainment (BMG), the entertainment division of Bertelsmann AG, since 1989, with responsibility for all legal and business affairs of BMG worldwide. In his capacity as Executive Vice President and General Counsel, Mr. Schoenfeld is responsible for negotiating and analyzing new and existing business ventures and territorial expansion on a global level; international intellectual policy issues; international antitrust and competition legal matters; and privacy and database protection compliance. Mr. Schoenfeld has focused on policy matters impacting the entertainment business, and particularly e-commerce. In recognition of this, he was appointed 1 of 12 Commissioners on the Industry Advisory Commission to the World Intellectual Property Organization. Mr. Schoenfeld is a member of the Executive Board and Central Board of Directors of the IFPI, the international trade federation for the worldwide music business. He was elected Chairman of the IFPI Council in 1999, a position he still holds. Mr. Schoenfeld served as General Counsel and Executive Vice President at the RIAA (the trade association of U.S. record producing companies), where he worked for 12 years prior to joining BMG, and then served on RIAA's Board of Directors for the next 10 years.

Committees of the Board

         In July 1998, our Board of Directors formalized the creation of a Compensation Committee, which is currently comprised of John Dunne, Arthur S. Marcus and Ronan McGrath. The Compensation Committee has: (i) full power and authority to interpret the provisions of, and supervise the administration of, our 1998 Stock Option Plan and 2000 Stock Option Plan, as well as any stock option plans adopted in the future; and (ii) the authority to review all compensation matters relating to us. The Compensation Committee has not yet formulated compensation policies for senior management and executive officers. However, it is anticipated that the Compensation Committee will develop a company-wide program covering all employees and that the goals of such program will be to attract, maintain, and motivate our employees. It is further anticipated that one of the aspects of the program will be to link an employee's compensation to his or her performance, and that the grant of stock options or other awards related to the price of the shares of our common stock will be used in order to make an employee's compensation consistent with shareholders' gains.

         It is expected that salaries will be set competitively relative to the information technology and engineering services and consulting industry and that individual experience and performance will be considered in setting salaries.

         In July 1998, our Board of Directors also formalized the creation of an Audit Committee, which currently consists of Kelly Hankinson, Joel Schoenfeld and John Dunne. The Audit Committee is charged with reviewing the following matters and advising and consulting with our entire Board of Directors with respect thereto: (i) the preparation of our annual financial statements in collaboration with our chartered accountants; (ii) annual review of our financial statements and annual reports; and (iii) all contracts between us and our officers, directors and other of our affiliates. The Audit Committee, like most independent committees of public companies, does not have explicit authority to veto any actions of our entire Board of Directors relating to the foregoing or other matters; however, our senior management, recognizing their own fiduciary duty to us and our shareholders, is committed not to take any action contrary to the recommendation of the Audit Committee in any matter within the scope of its review.

         We have established an Executive Committee, comprised of certain of our executive officers and key employees, which allows for the exchange of information on industry trends and promotes "best practices" among the business units. Currently, the Executive Committee consists of Declan A. French, Laurie Bradley, Tony French, Mike Reid, Kelly Hankinson, Denise
Dunne-Fushi, Sandra Hokansson and Robert Trick.

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

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses, incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Securities Act, and will be governed by the final adjudication of such issue.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by us during each of the last 3 fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended December 31, 2000:

                           Summary Compensation Table


       Name and                                                 Restricted                              Other
       Principal                        Annual                    Stock                                 Com-
       Position             Year        Salary        Bonus       Awards         Options/SARs        pensation
       --------             ----        ------        -----      -------         ------------        ---------
Declan A. French,           2000       $100,000        -0-          -0-             29,000          1,200,000(1)
Chief Executive Officer     1999        106,342        -0-          -0-            104,000               -0-
and Chairman of the         1998        106,342        -0-          -0-              -0-                 -0-
Board


John A. Irwin,              2000        100,000        -0-          -0-              4,000            $80,000(2)
Former                      1999        102,000        -0-          -0-              4,000             94,149(2)
President-Systemsearch      1998        130,580        -0-          -0-              -0-               35,888(2)
Consulting Services Inc.


John R. Wilson,             2000         80,000        -0-          -0-              4,000            $80,000(3)
President-International     1999         81,600        -0-          -0-             24,000             76,915(3)
Career Specialists Ltd.     1998         90,000        -0-          -0-              -0-               77,282(3)


Roger W. Walters,           2000        200,000        -0-          -0-            104,000               -0-
Former Executive Vice       1999        200,000(4)     -0-          -0-              4,000               -0-
President - US              1998          -0-          -0-          -0-              -0-                 -0-
Operations,
President-Cad Cam, Inc.

Thomas E. Shoup,            2000        175,000(5)     -0-          -0-              4,000               -0-
Former President and        1999         43,759(6)     -0-          -0-              4,000               -0-
Chief Operating Officer     1998          -0-          -0-          -0-              -0-                 -0-



(1) This reflects 1,200,000 shares of common stock issued to Mr. French in lieu of cash bonuses payable for the fiscal years of 1999 and 2000 pursuant to his employment agreement.
(2) This reflects commissions paid pursuant to Mr. Irwin's employment agreement.
(3) This reflects commissions paid pursuant to Mr. Wilson's employment agreement.
(4) This reflects the salary paid to Mr. Walters as of September 16, 1999, the date of our acquisition of Cad Cam, Inc.
(5) This reflects the salary paid to Mr. Shoup through December 22, 2000, the effective date of Mr. Shoup's resignation as an officer.
(6) This reflects the salary paid to Mr. Shoup as of September 16, 1999, the date of our acquisition of Cad Cam, Inc.





Employment Agreements

         We have entered into an employment agreement with Declan A. French whereby he will serve as our Chairman of the Board and Chief Executive Officer for a period of 2 years commencing on June 1, 1999. Mr. French shall be paid a base salary of $98,000 and a bonus equal to (i) 2% of our gross profit, plus
(ii) for each fiscal year, 1% of the increase in revenue from the prior fiscal year. Mr. French's right to receive the latter portion of the bonus continues for 1 year beyond the termination of the employment agreement. In February 2001, we issued 1,200,000 shares of our common stock as payment in full for the bonuses due to Mr. French for the fiscal years of 1999 and 2000 pursuant to the terms of his employment agreement with us.

         On May 19, 1998, in connection with the acquisition of International Career Specialists Ltd., we entered into an employment agreement with John A. Irwin whereby he served as President of International Career Specialists Ltd. The employment agreement was for a term of 3 years commencing on January 1, 1998, the effective date of the acquisition of International Career Specialists Ltd. Mr. Irwin received a salary of $130,000 plus a quarterly bonus of 2% of all permanent placement service revenue and 2% of the gross profit all contract services revenue. Mr. Irwin's contract was not renewed and he is no longer in our employ.

         In February 1998, in connection with the acquisition of Systemsearch Consulting Services Inc., we entered into a 3-year employment agreement with John R. Wilson whereby he served as President of Systemsearch Consulting Services Inc. at a salary of $120,000 per year. The agreement was effective as of January 2, 1997. Mr. Wilson received a commission of 10% of the permanent placement revenue of Systemsearch Consulting Services Inc. Additionally, he received $0.65 for every hour of contract services provided by information technology professionals placed by Systemsearch Consulting Services Inc., provided that the gross margin on such hour exceeded $6.50. Pursuant to the agreement, Mr. Wilson had control of the day-to-day management of Systemsearch Consulting Services Inc. Mr. Wilson's contract was not renewed, however, Mr. Wilson continues to be employed by us on a month-to-month basis. Mr. Wilson currently receives an annual salary of $67,000 per year plus 10% of personal gross profit and 10% of monthly office gross profit in excess of $47,000.

         On September 16, 1999, in connection with the acquisition of Cad Cam, Inc., Roger W. Walters was elected to our Board of Directors. On March 14, 2001, Mr. Walters resigned from the Board of Directors effective March 30, 2001.

         On January 1, 2000, in connection with the acquisition of Object Arts Inc., we entered into an employment agreement with Marilyn Sinclair whereby she was to serve as our Vice President and as President of Object Arts Inc. The employment agreement was for a term of 3 years commencing on January 1, 2000 with an annual salary of $82,000 per year. The agreement was terminated on March 9, 2001, the effective date of Ms. Sinclair's resignation. Ms. Sinclair resigned from the Board of Directors effective April 4, 2001.

         On April 25, 2000, in connection with the acquisition of Micro Tech Professionals, Inc., we entered into an employment agreement with Denise Dunne-Fushi, pursuant to which she served as our Vice-President and as President of Micro Tech Professionals, Inc. The employment agreement was for a term of 1 year commencing on April 25, 2000, the effective date of the acquisition, with an annual salary of $125,000 per year and a bonus of $25,000. Thinkpath and Mrs. Dunne-Fushi are currently in the process of negotiating the terms of the renewal of her employment agreement. Mrs. Dunne-Fushi continues to serve as our Vice President and as President of Micro Tech Professionals, Inc. on a month-to-month basis under the same terms as described above.

         On November 1, 2000, in connection with the business combination with TidalBeach Inc., we entered into an employment agreement with Michael Reid pursuant to which Mr. Reid will serve as our Chief Information Officer and as the President of TidalBeach Inc. The employment agreement is for a term of 2 years commencing on November 1, 2000, with an annual salary of $123,000.

         On January 29, 2001, we entered into an employment agreement with Laurie Bradley whereby she will serve as our President. Ms.
Bradley shall be paid an annual salary of $130,000 per year and a performance bonus. The employment agreement is for an indeterminate period of time.

         On March 1, 2001, we entered into an employment agreement with Tony French whereby he will serve as our Executive Vice President. Mr. French shall be paid an annual salary of $100,000 per year and a performance bonus. The employment agreement is for an indeterminate period of time. In the event Mr. French is terminated for any reason, including but not limited to, the acquisition of Thinkpath, Mr. French shall be entitled to a severance payment equal to 1 years salary. Mr. French is the son of Declan A. French.

         On March 1, 2001, we entered into an employment agreement with Kelly Hankinson whereby she will serve as our Chief Financial Officer, Secretary and Treasurer. Ms. Hankinson shall be paid an annual salary of $100,000 per year. The employment agreement is for an indeterminate period of time. In the event Ms. Hankinson is terminated for any reason, including but not limited to, the acquisition of Thinkpath, Ms. Hankinson shall be entitled to a severance payment equal to 1 years salary.

         No other officer has an employment agreement with us.

Compensation of Directors

         There are no standard arrangements for the payment of any fees to our directors for acting in such capacity. Our directors have been issued warrants and/or options for services rendered in their capacity as directors. Directors are reimbursed for expenses for attending meetings.

         The Board of Directors and our shareholders have adopted a 1998 Stock Option Plan and 2000 Stock Option Plan, pursuant to which options have been granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to us.

Options, Warrants or Rights

         On August 19, 1999, Declan A. French was issued an option to purchase 100,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as Chairman of the Board and Chief Executive Officer. The option is immediately exercisable and expires on August 19, 2004.

         On August 19, 1999, Tony French was issued an option to purchase 50,000 shares of our common stock at an exercise price of $3.19 per share.
The option was issued in consideration for services rendered to us in his capacity as an employee. The option is immediately exercisable and expires on August 19, 2004.

         On August 19, 1999, John R. Wilson was issued an option to purchase 20,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as President of Systemsearch Consulting Services Inc. The option is immediately exercisable and expires on August 19, 2004.

         On August 19, 1999, Kelly Hankinson was issued an option to purchase 25,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in her capacity as Vice President, Finance and Administration and Group Controller. The option is immediately exercisable and expires on August 19, 2004.

         On August 19, 1999, Arthur S. Marcus was issued an option to purchase 2,500 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for legal services rendered to us. The option is immediately exercisable and expires on August 19, 2004.

         On January 1, 2000, Roger W. Walters, a former officer and director of Thinkpath, was issued an option to purchase 25,000 shares of our common stock at an exercise price of $3.25 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. The option was immediately exercisable and expired on December 31, 2000. Such option was never exercised by Mr. Walters.

         On March 22, 2000, Declan A. French was issued an option to purchase 4,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as Chairman of the Board and Chief Executive Officer. The option shall vest at a rate of 1,333 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

         On March 22, 2000, Thomas E. Shoup, our former President and Chief Operating Officer, was issued an option to purchase 4,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. and in consideration services rendered to us in his capacity as President and Chief Operating Officer. The option was to vest at a rate of 1,333 shares of common stock per year and was to be fully vested on March 22, 2003. The option was to expire on March 22, 2005. Such option terminated on December 22, 2000, the effective date of Mr. Shoup's resignation as an officer.

         On March 22, 2000, Tony French was issued an option to purchase 4,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as Executive Vice President. The option shall vest at a rate of 1,333 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

         On March 22, 2000, Kelly Hankinson was issued an option to purchase 3,500 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in her capacity as Vice President, Finance and Administration and Group Controller. The option shall vest at a rate of 1,167 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

         On March 22, 2000, Roger W. Walters, a former officer and director of Thinkpath, was issued an option to purchase 4,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as Executive Vice President of US Operations and as a director. The option shall vest at a rate of 1,333 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

         On March 22, 2000, John R. Wilson was issued an option to purchase 4,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as President of Systemsearch Consulting Services Inc. The option shall vest at a rate of 1,333 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

         On March 22, 2000, John A. Irwin, a former officer of Thinkpath, was issued an option to purchase 4,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as President of International Career Specialists Ltd. The option shall vest at a rate of 1,333 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

         On March 22, 2000, William J. Neil, a former director of Thinkpath, was issued an option to purchase 10,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as a director. The option shall vest at a rate of 3,333 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

         On March 22, 2000, John Dunne was issued an option to purchase 10,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as director. The option shall vest at a rate of 3,333 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

         On March 22, 2000, James Reddy, a former director of Thinkpath, was issued an option to purchase 10,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as Director. The option shall vest at a rate of 3,333 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

         On March 31, 2000, Roger W. Walters, a former officer and director of Thinkpath, was issued an option to purchase 25,000 shares of our common stock at an exercise price of $2.75 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. The option was immediately exercisable and expired on December 31, 2000. Such option was never exercised by Mr. Walters.

         On May 9, 2000, Marilyn Sinclair, a former officer and director of Thinkpath, was issued an option to purchase 4,000 shares of our common stock at an exercise price of $3.25 per share. The option was issued in consideration for services rendered to us in her capacity as Vice President and President, Object Arts Inc. The option shall vest at a rate of 1,333 shares of common stock per year and shall be fully vested on May 9, 2003. The option expires on May 9, 2005

         On June 30, 2000, Roger W. Walters, a former officer and director of Thinkpath, was issued an option to purchase 25,000 shares of our common stock at an exercise price of $3.00 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. The option was immediately exercisable and expired on December 31, 2000. Such option was never exercised by Mr. Walters.

         On September 30, 2000, Roger W. Walters, a former officer and director of Thinkpath, was issued an option to purchase 25,000 shares of our common stock at an exercise price of $2.12 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. The option was immediately exercisable and expired on December 31, 2000. Such option was never exercised by Mr. Walters.

         On December 26, 2000, Declan A. French was issued an option to purchase 25,000 shares of our common stock at an exercise price of $0.70 per share. The option was issued in consideration for services rendered to us in his capacity as Chairman of the Board. The option shall vest at a rate of 8,333 shares of common stock per year and shall be fully vested on December 26, 2003. The option expires on December 26, 2005

         On December 26, 2000, Kelly Hankinson was issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share. The option was issued in consideration for services rendered to us in her capacity as director. The option expires on December 26, 2005.

         On December 26, 2000, John Dunne was issued an option to purchase 25,000 shares of our common stock at an exercise price of $0.70 per share. The option was issued in consideration for services rendered to us in his capacity as director. The option shall vest at a rate of 8,333 shares of common stock per year and shall be fully vested on December 26, 2003. The option expires on December 26, 2005.

         On December 26, 2000, Arthur S. Marcus was issued an option to purchase 25,000 shares of our common stock at an exercise price of $0.70 per share. The option was issued in consideration for services rendered to us in his capacity as director. The option shall vest at a rate of 8,333 shares of common stock per year and shall be fully vested on December 26, 2003. The option expires on December 26, 2005.

         On December 26, 2000, Ronan McGrath was issued an option to purchase 25,000 shares of our common stock at an exercise price of $0.70 per share. The option was issued in consideration for services rendered to us in his capacity as director. The option shall vest at a rate of 8,333 shares of common stock per year and shall be fully vested on December 26, 2003. The option expires on December 26, 2005.

         On December 26, 2000, Mike Reid was issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share. The option shall vest at a rate of 33,333 shares of common stock per year and shall be fully vested on December 26, 2003. The option expires on December 26, 2005.

         On December 26, 2000, Joel Schoenfeld was issued an option to purchase 25,000 shares of our common stock at an exercise price of $0.70 per share. The option was issued in consideration for services rendered to us in his capacity as an advisor to the Board of Directors. The option shall vest at a rate of 8,333 shares of common stock per year and shall be fully vested on December 26, 2003. The option expires on December 26, 2005.

         On March 14, 2001, we repriced 100,000 options belonging to Roger W. Walters to $1.00 per share in consideration of debt forgiveness of $75,000 and the restructuring of debt totaling $250,000 on the notes payable to Mr. Walters in connection with our purchase of Cad Cam, Inc. The options shall be exercisable during the period April 1, 2001 to April 4, 2004.

         The table below reflects the options granted to our past and present named officers and the percentage of the total options issued to such persons during the fiscal year 2000:

  Officer and/or Director            Expiration Date          Options         Percent         Exercise Price
  -----------------------            ---------------          -------         -------         --------------
Declan A. French                   March 22, 2005               4,000                             $3.19
                                   December 26, 2005           25,000           6.7%              $0.70
John A. Irwin                      March 22, 2005               4,000           0.09%             $3.19
John R. Wilson                     March 22, 2005               4,000           0.09%             $3.19
Roger W. Walters                   December 31, 2000           25,000(1)                          $3.25
                                   March 22, 2003               4,000                             $3.19
                                   December 31, 2000           25,000(1)                          $2.75
                                   December 31, 2000           25,000(1)                          $3.00
                                   December 31, 2000           25,000(1)        23.9%             $2.12
Thomas E. Shoup                    March 22, 2005               4,000           0.09%             $3.19

(1) The exercise price of such options was repriced by us to $1.00 per share in consideration for the forgiveness of $75,000 in debt and the restructuring of debt totaling $250,000 pursuant to notes payable to Mr. Walters in connection with our acquisition of Cad Cam, Inc. In addition, the term of such options was extended to April 4, 2004.


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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of our common stock as of MaY 14, 2001 for (i) each of our executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more that 5% of our outstanding shares of common stock, and(iv) all of our directors and officers as a group.





Names and Address of Beneficial                      Amount and Nature of          Percentage of Shares
Owner (1)                                          Beneficial Ownership (2)            Outstanding
-------------------------------                  ---------------------------       --------------------
Declan A. French                                         2,322,459(3)                       16.7%

Laurie Bradley                                                 0                              0

Tony French                                                 70,133(4)                         *

Kelly Hankinson                                             55,167(5)                         *

John R. Wilson                                             132,247(6)                         *

John Dunne                                                  41,424(7)                         *

Arthur S. Marcus                                            30,500(8)                         *

Ronan McGrath                                               25,000(9)                         *

Joel Schoenfeld                                             25,000(10)                        *

Roger W. Walters                                         1,395,398(11)                        10%

KSH Strategic Investment
Fund, L.P.                                               1,844,673(12)                      12.8%

All directors and officers
as a group (9 persons)
(3) - (10)                                                 2,701,930                        19.3%

* Less than 1%.

(1) Except as set forth above, the address of each individual is 55 University Avenue, Suite 505, Toronto, Ontario M5J 2H7.





(2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of the May 14, 2001, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 510,563 shares of common stock owned by Christine French, the wife of Declan A. French and 101,333 shares of common stock issuable upon the exercise of options issued to Declan A. French that are currently exercisable or exercisable within the next 60 days. Also includes 1,200,000 shares of common stock issued to Declan A. French as a bonus pursuant to his employment agreement.

(4) Includes 1,133 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(5) Includes 1,133 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(6) Includes 1,333 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(7) Consists of 13,091 shares of common stock owned by John Dunne's spouse and includes 28,333 shares of common stock issuable upon the exercise of options issued to John Dunne that are currently exercisable or exercisable within the next 60 days.

(8) Includes 27,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days. Excludes 30,362 shares of common stock issued in the name of Gersten, Savage & Kaplowitz, LLP, our United States legal counsel, of which Mr. Marcus is a partner.

(9) Consists of 25,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(10) Consists of 25,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(11) Includes 100,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(12) Includes 315,000 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days and 250,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable or exercisable within the next 60 days.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In April 1998, we acquired all the issued and outstanding capital stock of Systemsearch Consulting Services Inc. and Systems PS Inc. from John R. Wilson for aggregate consideration of $98,000 and 174,551 shares of our common stock. The acquisition was effective as of January 2, 1997. Systems PS Inc. is currently inactive but holds certain assets utilized by Systemsearch Consulting Services Inc. in its operations. Mr. Wilson was not affiliated with us prior to the acquisition.

         On May 19, 1998, we completed the acquisition of all the issued and outstanding capital stock of International Career Specialists Ltd. for $326,000 in cash and 130,914 shares of our common stock to John A. Irwin, a former officer of Thinkpath. In connection with the acquisition, International Career Specialists Ltd. made a distribution to Mr. Irwin of certain of its assets that were not necessary for the operation of the business. The transaction was effective as of January 1, 1998. Mr. Irwin was not affiliated with us prior to the acquisition.

         In October 1997, in consideration for business consulting services, including identifying, structuring and effecting the acquisitions of Systemsearch Consulting Services Inc. and International Career Specialists Ltd., we issued 113,459 shares our common stock to Globe Capital Corporation, which is controlled by Lloyd MacLean, our former Chief Financial Officer and a former director.

         In May 1998, we entered into a consulting agreement with Robert M. Rubin, one of our former directors, pursuant to which Mr. Rubin will assist us in structuring and negotiating acquisitions, strategic partnerships and other expansion opportunities. In exchange for such services, Mr. Rubin received an option to purchase 200,000 shares of our common stock at a purchase price of $2.10 per share. Mr. Rubin has agreed not to sell, transfer, assign, hypothecate or otherwise dispose of the shares of our common stock issuable upon exercise of the option for a period of 2 years after exercise without our consent. As of the Record Date, we issued 80,000 shares of common stock upon Mr. Rubin's exercise of such option.


         In November 1998, we purchased certain assets of Southport Consulting, Inc. from Michael Carrazza, one of our former directors, for an aggregate of $300,000 in cash and 40,000 shares of our common stock. In February 2001, Mr. Carrazza instituted an action against us in the Supreme Court of the State of New York alleging breach of contract and unjust enrichment. Mr. Carrazza is seeking $250,000 in damages specifically claiming that we failed to deliver cash and/or stock under the asset purchase agreement.

         On September 16, 1999, we completed the acquisition of all the issued and outstanding capital stock of Cad Cam, Inc. for $2,000,000 in cash, $2,500,000 pursuant to a promissory note and the issuance of $1,500,000 worth of our common stock to Roger W. Walters, Cad Cam, Inc.'s former president. As part of the transaction, Mr. Walters was elected to serve on our Board of Directors. The share purchase agreement was executed on January 1, 1999 and the transaction was effective as of September 16, 1999. Mr. Rogers was not affiliated with us prior to the acquisition. On March 14, 2001, Mr. Walters resigned from the Board of Directors effective March 30, 2001.

         On January 1, 2000, the share purchase agreement by and among Thinkpath, Cad Cam, Inc., and Roger W. Walters was amended. Pursuant to the amendment, the parties agreed that $1,000,000 of the $2,000,000 cash payment to be made to Mr. Walters was to be paid in 4 equal quarterly payments of $250,000 commencing on January 1, 2000. In consideration for accepting the cash payment in installments, we issued Mr. Walters options to purchase an aggregate of 100,000 shares of our common stock at exercise prices ranging from $2.12 to $3.25 per share, which options expired on December 31, 2000. On March 14, 2001, we repriced such options belonging to Roger W. Walters to an exercise price of $1.00 per share in consideration of debt forgiveness of $75,000 and the restructuring of debt totaling $250,000 on the notes payable to Mr. Walters in connection with our purchase of Cad Cam, Inc. In addition, the term of such options was extended to April 4, 2004.

         On January 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of Object Arts Inc., an Ontario corporation, in consideration of: (i) the issuance of $900,000 our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our acquisition of Object Arts Inc.; and (iii) the issuance of $1,100,000 of our common stock to the existing shareholders of Object Arts Inc. As part of the transaction, we entered into employment agreements with Marilyn Sinclair and Lars Laakes, former officers of Object Arts Inc. Such employment agreements were for a term of 3 years commencing on January 1, 2000, the effective date of the acquisition, with annual salaries of $82,000 and $75,000 per year, respectively. Neither Ms. Sinclair nor Mr. Laakes were affiliated with us prior to the acquisition. On March 9, 2001 Ms. Sinclair resigned as an officer Thinkpath. On April 9, 2001, Ms. Sinclair resigned from the Board of Directors.

         On April 25, 2000, we completed the acquisition of all of the issued and outstanding capital stock of Micro Tech Professionals, Inc., a Massachusetts corporation in consideration of up to an aggregate of $4,500,000 in a combination of cash, notes payable and shares of our common stock, subject to specific performance criteria be met. On the April 25, 2000, we paid to Denise Dunne-Fushi, the sole shareholder of Micro Tech Professionals, Inc., $2,500,000 of the aggregate of $4,500,000, which was paid in accordance with the following schedule: (i) $1,250,000 in cash; (ii) the issuance of a $750,000 principal amount unsecured promissory note; and (iii) the issuance of 133,333 shares of our common stock. As part of the transaction, we entered into an employment agreement with Denise Dunne-Fushi, the former President of Micro Tech Professionals, Inc. Such employment agreement was for a term of 1 year commencing on April 25, 2000, the effective date of the acquisition, with an annual salary of $125,000 per year and a bonus of $25,000. Mrs. Dunne-Fushi was not affiliated with us prior to the acquisition. Thinkpath and Mrs. Dunne-Fushi are currently in the process of negotiating the terms of the renewal of her employment agreement. Mrs. Dunne-Fushi continues to serve as our Vice President and as President of Micro Tech Professionals, Inc. on a month-to-month basis under the same terms as described above.

         On October 31, 2000, we consummated a business combination with TidalBeach Inc., an Ontario-based Web development company. In consideration for the business combination, we issued 250,000 shares of common stock to the 2 shareholders of TidalBeach Inc. As part of the transaction, we entered into an employment agreement with Michael Reid, the former President of TidalBeach Inc. Such employment agreement is for a term of 2 years commencing on November 1, 2000 with an annual salary of $123,000.

         Effective December 26, 2000, shares and options were issued to the following: Declan A. French, Tony French, Mike Reid, Kelly Hankinson, and Globe Capital Corporation. These issuances were made pursuant to contracts and, or as bonuses with regards to the various acquisitions throughout the course of the fiscal year 2000. The amounts issued were as follows: 1,200,000 shares to Declan
A. French; 50,000 shares to Tony French; 100,000 options priced at $0.70 to Mike Reid; and 50,000 shares and 100,000 options priced at $0.70 to Kelly Hankinson; and 500,000 shares to Globe Capital Corporation.

         During the fiscal year ended December 31, 2000 we paid to Gersten, Savage & Kaplowitz, LLP, our United States legal counsel, approximately $100,000 and issued 30,632 shares of Common stock in consideration for legal services rendered. Arthur S. Marcus, one of our directors, is a partner of Gersten, Savage & Kaplowitz, LLP.

         On March 14, 2001 Roger W. Walters resigned as our Executive Vice President of U.S. Operations and as a director effective March 30, 2001.

         While we were private, we lacked sufficient independent directors to ratify many of the foregoing transactions. However, our management believes that the foregoing transactions were on terms no less favorable to us than could have been obtained from unaffiliated third parties. All transactions consummated since we became a public company and all future transactions between us and our officers, directors or 5% shareholders, and their respective affiliates, have been and will be on terms no less favorable than could be obtained from unaffiliated third parties. In the event that we enter into future affiliated transactions, they will be approved by our independent directors who do not have an interest in the transactions and who have access, at our expense, to our counsel or independent legal counsel.




ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements(1)


(b)    Reports on Form 8-K.

             On October 1, 1999, Thinkpath filed a report on Form 8-K to disclose the acquisition of Cad Cam, Inc.

         On November 15, 1999, Thinkpath filed a report on Form 8-K the disclose the execution of an agreement and plan of merger by and among Thinkpath, IT Acquisition Corp. and Trans Global Services, Inc. Such merger was never completed.

(c)          Exhibits.

1.1 Form of Underwriting Agreement(1)
3.1 Bylaws of Thinkpath.com Inc.(1)
3.2 Articles of Incorporation dated February 11, 1994(1)
3.3 Articles of Amendment dated February 15, 1996(1)
3.4 Articles of Amendment dated April 15, 1998(1)
3.5 Articles of Amendment dated August 6, 1998(1)
3.6 Articles of Amendment dated January 19, 1999(1)
4.2 Form of Underwriters' Warrant(1)
4.3 Specimen Common Share Certificate(1)
10.1 Form of Financial Consulting Agreement(1)
10.2 1998 Stock Option Plan(1)
10.3(a) Lease of Thinkpath.com Inc.'s headquarters in Toronto, Ontario(1) 10.3(b) Lease of Thinkpath.com Inc.'s office in New York, New York(1)
10.3(c) Lease of Thinkpath.com Inc.'s office in Etobicoke, Ontario(1)
10.3(d) Lease of Thinkpath.com Inc.'s office in Scarborough, Ontario(1)
10.3(e) Lease of Thinkpath.com Inc.'s office in Ottawa, Ontario(1)
10.4 Employment Agreement between Thinkpath.com Inc. and Declan French dated August 1998(1)
10.5 Employment Agreement between Thinkpath.com Inc. and John A. Irwin dated
     May 18, 1998(1)
10.6 Employment Agreement between Thinkpath.com Inc. and John R. Wilson dated February 8, 1998(1)
10.7 Employment Agreement between Thinkpath.com Inc. and Roger Walters dated September 16, 1999(2)
10.8 Form of consulting agreement for Thinkpath.com Inc.'s independent contractors(1)
10.9 Form of services agreement for Thinkpath.com Inc.'s customers(1)
10.10 Agreement for the acquisition of the capital stock of International Career Specialists Ltd.(1)
10.11 Agreement for the acquisition of the capital stock of Systemsearch Consulting Services Inc. and Systems PS Inc.(1)
10.12 Agreement for the acquisition of the capital stock of Cad Cam, Inc.(2)
10.13 License Agreement between Thinkpath.com Inc. and International Officer Centers Corp. dated August 1, 1998(2)
10.13 License Agreement between Thinkpath.com Inc. and International Officer Centers Corp. dated August 1, 1998(1)
10.14 Consulting Agreement between Thinkpath.com Inc. and Robert M. Rubin(1)
10.15 Form of Employment Agreement with Confidentiality Provision(1)
10.16 Asset Purchase Agreement between Thinkpath.com Inc. and Southport Consulting Company(1)
10.17 2000 Stock Option Plan(3)
10.18 Share Purchase Agreement between Thinkpath.com Inc. and Micro Tech Professionals, Inc. dated April 25, 2000(4)

10.19 Non-Binding Letter of Intent between Thinkpath.com Inc. and Aquila Holdings Limited dated October 4, 2000(4)
10.20 Share Purchase Agreement between Thinkpath.com Inc. and TidalBeach Inc. dated October 31, 2000(5)
10.21 Consulting Agreement between Thinkpath.com Inc, and Tsunami Trading Corp. d/b/a Tsunami Financial Communications and International Consulting Group, Inc. dated December 14, 2000(5)
27    Financial Data Schedule(6)

------
(1) Incorporated by reference to Thinkpath.com Inc.'s Registration Statement on Form SB-2 filed on May 26, 1999.
(2) Incorporated by reference to Thinkpath.com Inc.'s report on Form 8-K filed on October 1, 1999.
(3)  Incorporated by reference to Thinkpath.com Inc.'s Proxy Statement on
     Form Def-14A filed on May 22, 2000.
(4) Incorporated by reference to Thinkpath.com Inc.'s Registration Statement on Form SB-2 filed on April 25, 2000.
(5) Incorporated by reference to Thinkpath.com Inc.'s Registration Statement on Form SB-2 filed on January 12, 2001.
(6) Incorporated by reference to Thinkpath.com Inc.'s Form 10-KSB for the year ended December 31, 2000 filed on April 3, 2001.

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

                                    Dated: May 18, 2001

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ DECLAN A. FRENCH                Chairman and Chief Executive   May 18, 2001
--------------------------------    Officer
Declan A. French                    (Principal Executive Officer)


/S/ LAURIE BRADLEY                  President                      May 18, 2001
--------------------------------    (Principal Executive Officer)
Laurie Bradley


/S/ KELLY HANKINSON                 Chief Financial Officer        May 18, 2001
-------------------------------     and Director
Kelly Hankinson                     (Principal Accounting Officer)


/S/ JOHN DUNNE                      Director                       May 18, 2001
--------------------------------
John Dunne


/S/ ARTHUR S. MARCUS                Director                       May 18, 2001
--------------------------------
Arthur S. Marcus


                                    Director                       May 18, 2001
--------------------------------
Ronan McGrath

                                    Director                       May 18, 2001
--------------------------------
Joel Schoenfeld