Form 10QSB
period 2001-03-31
THINKPATH COM INC
filed 2001-05-21
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

                                       or

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

         The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on May 14, 2001 was approximately $7,776,872.

         As of May 14, 2001 there were 13,804,895 shares of Common Stock, no par value per share, outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes |X| No |_|

                               THINKPATH.COM INC.
                 MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                     Page Number


Item 1.  Financial Statements

Interim Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000 ............................................. 4,5
Interim Consolidated Statements of Income for the three months ended
         March 31, 2001 and 2000 ...........................................  6
       Interim Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2001 and the year ended December 31, 2000 ....  7
Interim Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and 2000 ...........................................  8
Notes to Interim Consolidated Financial Statements .........................  9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................. 18

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................. 23
Item 2.  Changes in Securities and Use of Proceeds ......................... 23
Item 3.  Defaults Upon Senior Securities ................................... 23
Item 4.  Submission of Matters to a Vote of Security Holders ............... 24
Item 5.  Other Information ................................................. 24
Item 6.  Exhibits and Reports on Form 8-K .................................. 24

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




THINKPATH.COM INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)

                                                        2001             2000
                                                        ----             ----

                                                          $               $
                                     ASSETS
CURRENT ASSETS


    Accounts receivable                               7,913,055        7,857,999
    Inventory                                            68,437           93,670
    Income taxes receivable                             333,597          358,436
    Prepaid expenses                                    359,790          335,930
                                                     ----------        ---------

                                                      8,674,879        8,646,035

CAPITAL ASSETS                                        3,342,683        3,596,759

GOODWILL                                              8,412,359        8,585,290

INVESTMENT IN NON-RELATED COMPANIES                   1,279,344        1,318,019

LONG-TERM RECEIVABLE                                    217,364           83,450

OTHER ASSETS                                          1,711,409        1,812,889

DEFERRED INCOME TAXES                                 1,605,449        1,643,426
                                                     ----------        ---------


                                                     25,243,487       25,685,940
                                                     ==========       ==========




THINKPATH.COM INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)


                                                         2001              2000
                                                         ----              ----

                                                          $                   $
                                   LIABILITIES
CURRENT LIABILITIES


    Bank indebtedness                                  5,439,868      5,061,410
    Accounts payable                                   3,495,579      3,822,984
    Deferred revenue                                     195,598        219,308
    Current portion of long-term debt                    607,557        946,131
    Current portion of notes payable                   1,614,604      1,683,333
                                                      ----------     ----------

                                                      11,353,206     11,733,166

LONG-TERM DEBT                                         1,093,621        760,313

NOTES PAYABLE                                          1,636,822      1,641,667
                                                      ----------     ----------


                                                      14,083,649     14,135,146
                                                      ----------     ----------


                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 5)                                23,847,071     23,605,505

DEFICIT                                              (12,253,344)   (11,401,164)

OTHER COMPREHENSIVE INCOME, NET OF TAX

    Adjustments to market value                          74,813          76,548
    Cumulative translation adjustment                  (508,702)       (730,095)
                                                      ----------     ----------

                                                      11,159,838     11,550,794
                                                      ----------     ----------

                                                      25,243,487     25,685,940
                                                      ==========     ==========









          The accompanying notes are an integral part of these interim consolidated financial statements.



THINKPATH.COM INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)                                                           (Restated)
                                                           2001          2000

                                                             $             $

REVENUE                                                10,645,554     10,155,337

COST OF CONTRACT SERVICES                               6,855,092      6,869,477
                                                      -----------    -----------

GROSS PROFIT                                            3,790,462      3,285,860

    Other Income                                           12,429             --
                                                      -----------    -----------

                                                        3,802,891      3,285,860
                                                      -----------    -----------
EXPENSES
    Administrative                                      1,405,758      1,388,832
    Selling                                             1,636,259      1,185,594
    Financial                                            (209,160)            --
                                                      -----------    -----------

                                                        2,832,857      2,574,426
                                                      -----------    -----------

INCOME BEFORE INTEREST, AMORTIZATION, UNDERNOTED
    ITEMS AND INCOMES TAXES                               970,034        711,434
                                                      -----------    -----------

    Interest                                              180,289        182,256
    Depreciation and amortization                         560,586        431,982
                                                      -----------    -----------

                                                          740,875        614,238


INCOME BEFORE UNDERNOTED ITEM AND INCOMES TAXES           229,159         97,196

    Other expenses (Note 7)                               850,877             --
                                                      -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                        (621,718)        97,186

    Income taxes                                            3,962             --
                                                      -----------    -----------

NET INCOME (LOSS)                                        (625,680)        97,186

                                                      ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
    STOCK OUTSTANDING

         Basic                                         13,025,123      3,899,912
         Fully Diluted                                 13,025,123      4,001,630
                                                      ===========    ===========
INCOME (LOSS) PER WEIGHTED AVERAGE COMMON STOCK
  AFTER PREFERRED DIVIDENDS

         Basic                                              (0.05)          0.02
         Fully Diluted                                      (0.05)          0.02
                                                      ===========    ===========


          The accompanying notes are an integral part of these interim consolidated financial statements.



THINKPATH.COM INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE THREE MONTHS ENDED MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS) (Unaudited)


                              COMMON     PREFERRED
                               STOCK         STOCK         CAPITAL                    CUMULATIVE        OTHER
                           NUMBER OF     NUMBER OF           STOCK       RETAINED    TRANSLATION   COMPREHENSIVE
                              SHARES        SHARES         AMOUNTS       EARNINGS     ADJUSTMENT          INCOME
                          ----------     ---------     -----------    -----------  -------------    ------------
                                          A    B             $              $               $              $

Balance as of
 December 31, 2000        11,915,138    1,050 750        23,605,505  (11,401,164)     (730,095)        76,548

Issuance of preferred stock     --        --   --             --           --             --            --

Issuance of common stock
  for cash                   400,000      --   --           400,000        --             --            --

Common stock issued in
    consideration
    of services
    and investment            30,632      --   --            30,632        --             --            --
Dividends on preferred
    stock                       --        --   --           226,500     (226,500)         --            --

Common stock payable            --        --   --             --           --             --            --

Conversion of preferred stock
    to common stock        1,875,839  (1,050)(750)       (1,010,566)       --             --            --

Conversions/warrants to
  Common stock               125,000      --   --           187,500        --             --            --

Reduction in common stock
    payable                     --        --   --             --           --             --            --

Options issued for services     --        --   --           100,000        --             --            --

Warrants issued for services    --        --   --           307,500        --             --            --

Foreign currency translation    --        --   --             --           --          221,393          --

Adjustment to market value      --        --   --             --           --             --           (1,735)

Net loss for the period         --        --   --             --        (625,680)         --            --

                          -----------  ------- ------    ----------  -----------    ----------   - ----------
Balance as of
 March 31, 2001           14,346,609      --   --        23,847,071  (12,253,344)     (508,702)        74,813

                         ===========   ==============    ==========  ===========    ==========    ===========



          The accompanying notes are an integral part of these interim consolidated financial statements.



THINKPATH.COM INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)
                                                                    (Restated)
                                                         2001          2000
                                                           $            $
Cash flows from operating activities:

    Net income (loss)                                    (625,680)       97,186
                                                       ----------    ----------
    Adjustments to reconcile net loss
      to net cash (used in)
       provided by operating activities:
       Amortization                                       560,586       431,982
       Decrease (increase) in accounts receivable         (55,056)     (137,621)
       Decrease (increase) in prepaid expenses            (23,860)     (249,221)
       Increase (decrease) in accounts payable           (327,405)     (145,627)
       Increase in income taxes payable (receivable)         --        (227,319)
       Decrease (increase) in deferred income taxes          --        (572,541)
       Decrease (increase) in inventory                    25,233          --
       Increase (decrease) in deferred revenue            (23,710)         --
       Common stock issued for services                   438,132          --
                                                       ----------    ----------
    Total adjustments                                     593,920      (900,347)
                                                       ----------    ----------
    Net cash used in operating activities              (1,219,600)     (803,161)
                                                       ----------    ----------
Cash flows from investing activities:
    Purchase of capital assets                            (62,089)     (442,350)
    Purchase of other assets                                 --        (651,546)
    Increase in long-term receivable                     (139,956)         --
                                                       ----------    ----------
    Net cash used in investing activities                (202,045)   (1,093,896)
                                                       ----------    ----------
Cash flows from financing activities:
    Repayment of notes payable                            (73,574)     (324,368)
    Repayment of long-term debt                          (219,734)      (50,242)
    Cash received from long-term debt                     225,000          --
    Proceeds from issuance of common stock                555,000          --
    Increase in bank indebtedness                         626,211       499,988
                                                       ----------    ----------
    Net cash provided by financing activities           1,112,903       125,378
                                                       ----------    ----------

Effect of foreign currency exchange rate changes          308,742        92,972
                                                       ----------    ----------

Net increase (decrease) in cash and cash equivalents         --      (1,678,707)
Cash and cash equivalents
    -Beginning of period                                     --       1,790,621
                                                       ----------    ----------
    -End of period                                           --         111,914
                                                       ==========    ==========


SUPPLEMENTAL CASH ITEMS:

Interest paid                                             116,553       113,196
                                                       ==========    ==========

Income taxes paid                                           3,962          --
                                                       ==========    ==========

SUPPLEMENTAL NON-CASH ITEM:

Preferred stock dividend                                  286,288        29,600
                                                       ==========    ==========


          The accompanying notes are an integral part of these interim consolidated financial statements.


THINKPATH.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A) PRINCIPAL BUSINESS ACTIVITIES Thinkpath.com Inc. (the "Company") is an information technology and engineering services company which, along with its subsidiaries Systemsearch Consulting Services Inc., International Career Specialists Ltd., Cad Cam Inc., Cad Cam of Michigan Inc., Cad Cam Integrated Manufacturing Services Inc. and Cad Cam Technical Services Inc., ObjectArts Inc., Micro Tech Professionals Inc., Njoyn Software Inc., and TidalBeach Development Inc., provides outsourcing, recruiting, training and technology services to enhance the resource performance of clients.

   B) BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION The accompanying consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated interim financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

   C) NET INCOME (LOSS) AND FULLY DILUTED NET INCOME (LOSS) PER WEIGHTED AVERAGE COMMON STOCK
          Net income (loss) per common stock is computed by dividing net income
          (loss) for the year by the weighted average number of common stock outstanding during the year.

          Fully diluted net income (loss) per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding during the year, assuming that all convertible preferred stock, stock options and warrants were converted or exercised. Stock conversions stock options and warrants which are anti-dilutive are not included in the calculation of fully diluted net income (loss) per weighted average common stock.

   D)     REVENUE
          1) Revenue from outsourcing is recognized on a milestone basis.
          2) Revenue from contract placements is recognized as services are performed.
          3) Revenue from permanent placements is recognized upon candidates' acceptance of employment.
          4) Revenue from training is recognized on delivery.

THINKPATH.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)


   5) Revenue from technology is recognized on delivery and on a milestone basis.

          In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The effects, if any, of applying this guidance must be adopted by SEC registrants no later than December 31, 2000 and must be reported as a cumulative effect adjustment as of January 1, 2000, resulting from a change in accounting principle. Restatement of previously reported results of the earlier quarters of fiscal 2000, if necessary, is also required. The adoption of SAB 101 did not have a material effect on the Company's financial statements.


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
                                                      =========

          The assets of Southport Consulting Company, a New Jersey corporation, were acquired by the Company in a transaction effective October
          31, 1998. The consideration for the acquisition was as follows:

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
                                                      ---------


                                                      $ 250,000
                                                      =========

THINKPATH.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)


          Cad Cam Inc. and its subsidiaries Cad Cam of Michigan Inc., Cad Cam Technical Services Inc., and Cad Cam Integrated Systems Inc. were acquired on September 16, 1999 for $6,000,000. This amount was paid as follows: $2,000,000 paid in cash and $500,000 in common stock on the date of closing. The balance consists of three notes payable totaling $2,500,000 (note 11a) and $1,000,000 in the form of common stock to be issued with the final note payable (note 12b).

           The assets acquired are valued as follows:

           Current assets                             $ 2,468,029

           Fixed assets                                 2,267,539

           Other assets                                   817,004

           Liabilities assumed                         (5,071,430)
           Consideration                               (6,000,000)
                                                      -----------

           Goodwill                                   $ 5,518,858
                                                      ============


          Micro Tech Professionals Inc. was acquired effective April 1, 2000 for $4,500,000.The amount will be paid in two installments, based on certain requirements to be met by Micro Tech Professionals Inc. First
          Installment: 133,333 common stock issued on closing, $1,250,000 cash paid on closing, $750,000 3 year promissory note bearing interest at1/2% above prime paid semi-annually issued on closing. Second
          Installment: $625,000 in common stock, $875,000 cash, $500,000 3-year promissory note bearing interest at 1/2% above prime paid semi-annually.

           The net acquired assets are valued as follows:

           Current assets                             $ 1,769,478

           Other assets                                   850,000

           Fixed assets                                   104,851

           Liabilities assumed                         (1,073,527)
           Consideration including                     (4,660,000)
                acquisition costs                      -----------

           Goodwill                                   $ 3,009,198
                                                      ============

THINKPATH.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)


3.       POOLING OF INTEREST


     a) Effective January 1, 2000, the Company entered into a merger and acquisition agreement with ObjectArts Inc. and its subsidiary ObjectArts (US) Inc. ObjectArts (US) Inc., was merged with IT Staffing New York Ltd., an inactive subsidiary of the Company. In exchange for all of the outstanding shares of ObjectsArts Inc., the Company issued 527,260 common stock.

     b) On November 15, 2000, the Company combined with TidalBeach Inc., and in exchange for all of the outstanding shares of TidalBeach Inc., issued 250,000 shares of common stock. For the nine months ended September 30, 2000 TidalBeach Inc. had revenues of $543,967 and net income of $156,436.


4.  LONG-TERM INVESTMENTS

          Long-term investments are represented by the following:

          Conexys               $667,511
          Digital Cement         507,865
          Lifelogix              103,968
                                --------
          Total               $1,279,344

          The Company acquired shares of Conexys Corporation Limited, an Application Service Provider (ASP) of Unified Communications, worth $667,511 in consideration of services rendered. Conexys is traded on the Bermuda Stock Exchange (BSX) under the symbol CXYS.BH.

          The Company acquired 1,125,000 shares of Digital Cement, representing approximately 4% of that Company's shares in consideration of the co-licensing of SecondWave, software developed by TidalBeach Inc., a wholly-owned subsidiary of the Company The value of these shares is approximately $507,865.


          The Company acquired shares of Lifelogix Inc., a provider of human stress and emotion management systems and solutions, worth $103,968. Under the terms of the agreement, the Company will share with LifeLogix the source code for SecondWave, the Company's proprietary adaptive web software product. In exchange for the code, the Company will receive an approximate 20% equity stake in LifeLogix.

THINKPATH.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)


5. CAPITAL STOCK

    a)   Authorized

     15,000,000   Common stock, no par value
      1,000,000   Preferred stock, issuable in series,
                  rights to be determined by the Board of Directors

    b)   Issued
                                                          2001             2000
                                                          $                   $

     14,346,609   Common stock (11,915,138 in 2000)  23,095,283      16,859,238
             --   Preferred stock (1,800 in 2000)            --       5,994,479
                  Common stock payable                  751,788         751,788
                                                     ----------       ---------

                                                     23,847,071      23,605,505
                                                     ==========      ==========

          During the three months ended March 31, 2001, the Company issued 555,632 shares of its common stock in consideration of $587,500 cash received and $30,632 in legal fees.


      c) Preferred Stock

          During the three months ended March 31, 2001, the Company issued 1,875,839 common stock on the conversion of 1,050 shares of Series A Preferred Stock and 750 shares of Series B Preferred Stock. The Company paid dividends of $286,288 on the conversions.


      d)  Warrants

          On January 26, 2001, the Company: (i) repriced a warrant to purchase up to 100,000 shares of its common stock, which warrant was issued to a certain investor in our April 2000 private placement offering of Series B 8% Cumulative Preferred Stock, so that such warrant is exercisable at any time until April 16, 2005 at a new purchase price of $1.00 per share; (b) repriced warrants to purchase an aggregate of up to 230,693 shares of its common stock, which warrants were issued to the placement agent, certain financial advisors, and the placement agent's counsel in our August 2000 private placement offering of units, so that such warrants are exercisable at any time until August 22, 2005 at a new purchase price of $1.00 per share; and (c) issued a warrant to purchase up to 250,000 shares of its common stock exercisable at any time and in any amount until January 26, 2006 at a purchase price of $1.50 per share to KSH Investment Group, Inc. for investment banking services rendered. In February 2001, 150,000 of such warrants were exercised by KSH Investment Group, Inc., the placement agent in the Company's August 2000 private placement offering. As partial consideration for the exercise of such warrants, the Company issued to certain affiliates of the placement agent, warrants to purchase an aggregate of 315,000 shares of our common stock at an exercise price of $1.50 per share. The exercise prices of the revised and newly issued warrants are equal to, or in excess of, the market price of our common stock on the date of such revision or issuance.

THINKPATH.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)


      d)  Options

          On March 14, 2001, the Company repriced 100,000 options belonging to Roger W. Walters to $1.00 per share in consideration of debt forgiveness of $75,000 and restructuring of debt totaling $250,000 on the notes payable to Mr. Walters in connection with the Company's purchase of Cad Cam, Inc. The options shall be exercisable during the period April 1, 2001 to April 4, 2004.


6. RESTRUCTURING CHARGE

          During the three months ended March 31, 2001, the Company recorded a restructuring charge of $ 294,094 as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring charge includes severance paid to employees of branch offices which were closed last year.


7. OTHER EXPENSES

          Other expense is represented by the following:

             Restructuring (note 6)                                294,095
             Financing Costs                                       556,782
                                                                 ---------
                                                                   850,877
                                                                 =========


8. COMPREHENSIVE INCOME


          The Company has adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:

                                                         2001              2000

                                                           $                 $

           Net income (loss)                        (625,680)            97,186
           Other comprehensive income (loss)        (219,658)           155,407
                                                  ----------            -------

           Comprehensive income (loss)              (845,338)           252,593
                                                  ==========            =======

THINKPATH.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)



   The components of accumulated other comprehensive income (loss) are as follows:


     Accumulated other comprehensive losses, December 31, 2000         (653,547)

     Change in value of marketable securities                            (1,735)
     Foreign currency translation adjustments for the period ended
          March 31, 2001                                                221,393
                                                                       --------

     Accumulated other comprehensive losses March 31, 2001            $(433,889)
                                                                      =========



         The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.



9.  SUBSEQUENT EVENTS


          Pursuant to a share purchase agreement dated April 18, 2001, the Company issued 1,105 shares of Series C 7% Convertible Preferred Stock (the "Series C Preferred Stock"). Each share of Series C Preferred Stock has a stated value of $1,000 per share. The shares of Series C Preferred Stock are convertible into shares of the Company's common stock at the option of the holders, at any time after issuance until such shares of Series C Preferred Stock are manditorily converted or redeemed by the Company, under certain conditions. The Company is required to register 200% of the shares of common stock issuable upon the conversion of the 1,105 shares of Series C Preferred Stock. In addition, upon the effective date of such registration statement, the Company is obligated to issue to the holders of Series C Preferred Stock an aggregate of 500 shares of Series C Preferred Stock in consideration for $500,000, under certain conditions.


         The holders of the shares of Series C Preferred Stock are entitled to receive preferential dividends in cash, on a quarterly basis commencing on June 30, 2001, out of any of the Company's funds legally available at the time of declaration of dividends before any other dividend distribution will be paid or declared and set apart for payment on any shares of the Company's common stock, or other class of stock presently authorized, at the rate of 7% simple interest per annum on the stated value per share plus any accrued but unpaid dividends, when as and if declared. The Company has the option to pay such dividends in shares of the Company's common stock to be paid (based on an assumed value of $1,000 per share) in full shares only, with a cash payment equal to any fractional shares.

THINKPATH.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)




          The number of shares of the Company's common stock into which the Series C Preferred Stock shall be convertible into equals that number of shares of common stock as calculated by (i) the sum of (A) the stated value per share and (B) at the holder's election, accrued and unpaid dividends on such share, divided by (ii) the Conversion Price". The "Conversion Price" shall be the lesser of (x) 87.5% of the average of the 5 lowest daily volume weighted average prices of the Company's common stock during the period of 60 consecutive trading days immediately prior the date of the conversion notice; or (y) 90% of the average of the daily volume weighted average prices during the period of the 5 trading days prior to the applicable closing date ($.4798 with respect to the 1,105 shares of Series C 7% Preferred Stock issued and outstanding). The Conversion Price is subject to certain floor and time limitations.

          At any time prior to October 24, 2001, the Company may, in its sole discretion, redeem in whole or in part, the then issued and outstanding shares of Series C Preferred Stock at a price equal to $1,150 per share, plus all accrued and unpaid dividends, and after October 24, 2001 at a price equal to $1,200 per share, plus all accrued and unpaid dividends.

          At December 31, 2000, the Business Development Bank of Canada ("BDC")loan covenants were in breach and accordingly the loan amounts were reclassified as current. Subsequent to March 31, 2001, the Company received a letter from BDC indicating their continued support of the Company and confirmation that the loans presently outstanding will not be called. In addition, BDC indicated their intention to grant a principal repayment deferral and accordingly, certain loan amounts were reclassified from current to long-term.

         At December 31, 2000, Bank One loan covenants were in breach and accordingly the interest rates on these loans were increased. Subsequent to March 31, 2001, Bank One imposed a temporary restriction on the Company's repayment of certain subordinated loans and notes payable.



10. SEGMENTED INFORMATION

a)       Sales by Geographic Area

                                         Three Months      Three Months
                                         Ended March 31,  Ended March 31,
                                              2001              2000
                                                $                 $
         Canada                             4,073,859         3,907,033
         United States of America           6,571,695         6,248,304
                                           ----------        ----------
                                           10,645,554        10,155,337
                                           ==========        ==========

   b) Net Income (Loss)by Geographic Area
                                        Three Months          Three Months
                                        Ended March 31,      Ended March 31,
                                               2001              2000
                                                $                  $
         Canada                              (860,125)         (336,455)
         United States of America             234,445           433,641
                                           ----------          --------
                                             (625,680)           97,186
                                           ==========          ========

THINKPATH.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)



           c)   Identifiable Assets by Geographic Area

                                                  Three Months    Twelve Months
                                                  Ended           Ended
                                                  March 31,       December 31,
                                                     2001             2000
                                                      $                 $
                Canada                             9,084,394        8,979,711
                United States                     16,159,093       16,706,229
                                                  ----------       ----------
                                                  25,243,487       25,685,940
                                                  ==========       ==========


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

          For the three months ended March 31, 2001, we derived 64% of our revenue in the United States compared to 61% in the three months ended March 31, 2000. Our books and records of our Canadian operations are recorded in Canadian dollars. For purposes of financial statement presentation, we convert balance sheet data to United States dollars using the exchange rate in effect at the balance sheet date. Income and expense accounts are translated using an average exchange rate prevailing during the relevant reporting period. There can be no assurance that we would have been able to exchange currency on the rates used in these calculations. We do not engage in exchange rate hedging transactions. A material change in exchange rates between United States and Canadian dollars could have a material effect on our reported results.

           For the three months ended March 31, 2001, our primary source of revenue was outsourcing and managed services, representing 55% of total revenue compared to 47% for the three months ended March 31, 2000. Outsourcing and managed services include the complete planning, staffing, development, implementation and testing of a project. Outsourcing can also involve enterprise-level planning and project anticipation. Our specialized outsourcing services include: IT documentation, engineering documentation, Web development and engineering services. Fees are charged on a time-and-materials or fixed-price basis. If we charge a fixed-price for a project, we will be required to estimate the total costs involved in the project and formulate a bid that contains an adequate profit margin. If we are unable to accurately predict the costs of such a project, or the costs of the project change due to unanticipated circumstances, many of which may be beyond our control, and therefore, we may earn lower profit margins or suffer a loss on a given project. Clients we provide outsourcing to include General Electric, FedEx, Boeing, Caterpillar, Cummins Engines and Intel.

         For the three months ended March 31, 2001, 33% of our revenue came from recruitment services compared to 40% for the three months ended March 31, 2000. We perform permanent, contract and executive searches for IT and engineering professionals. Most searches are performed on a contingency basis with fees due upon candidate acceptance of permanent employment or on a time-and-materials basis for contracts. Retained searches are also offered, and are paid by a non-refundable portion of one fee prior to performing any services, with the balance due upon candidates' acceptance selected recruitment clients include DMR, Bank of Montreal, Goldman Sachs, and Sprint Canada. In the case of contract services, we provide our customers with independent contractors or "contract workers" who usually work under the supervision of the client's management. Generally, we enter into a time-and-materials contract with our customer whereby the client pays us an agreed upon hourly rate for the contract worker. We pay the contract worker pursuant to a separate consulting agreement. The contract worker generally receives between 75% and 80% of the amount paid to us by the customer; however, such payment is usually not based on any formula and may vary for different engagements. We seek to gain "preferred supplier status" with our larger clients to secure a larger percentage of those clients' businesses. While such status is likely to result in increased revenue and gross profit, it is likely to reduce gross margin percentage because we are likely to accept a lower hourly rate from our customers and there can be no assurance that we will be able to reduce the hourly rate paid to our consultants. In the case of permanent placement services, we identify and provide candidates to fill permanent positions for our clients.

         For the three months ended March 31, 2001, technical training represented approximately 10% of our revenue compared to 13% for the three months ended March 31, 2000. We offer advanced training and certification in Microsoft, Java and Linux technologies, as well as Microsoft applications such as Outlook and Access. Training services include training requirements analysis, skills assessment, instructor-led classroom training for small groups (10 - 16 students), mentoring, e-learning, and self-paced learning materials. We offer both public and private classes. Selected training clients include Microsoft, Chase Manhattan Bank, Goldman Sachs, City of New York and Consumers Gas. Revenue is recognized on delivery of services.

          For the three months ended March 31, 2001, technology sales represented 2% of total revenue compared to 0% for the three months ended March 31, 2000. We have developed proprietary software applications in two areas: recruitment management and Web development. Njoyn is our hiring management application. Njoyn Software Inc. is a wholly-owned, independently-operated Thinkpath subsidiary. Njoyn is a Web-based application that automates and manages the entire hiring process. SecondWave is our Web development software. SecondWave allows companies to create, manage and automate their own dynamic, adaptive Web sites. The software learns from each visitor's behavior and targets his or her needs and interests with customized content and communications. Selected technology clients include Microsoft, CIBC, Investors Group, and Digital Cement. Revenue from technology is recognized in two methods: on deliverable milestones and on an ASP per month per user basis.

           Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of outsourcing include wages, benefits, software training and project expenses. The average gross profit for outsourcing is 34%. The direct costs of contract recruitment include contractor fees and benefits, resulting in an average gross profit of 30%. We do not attribute any direct costs to permanent placement services, therefore the gross profit on such services is 100% of revenue. The direct costs of training include trainer salaries, benefits and travel as well as courseware. The average gross profit on training is 40%. The direct costs of our technology services are minimal and include hosting fees and software expenses. The average gross profit on technology is 90%.

Results of Operations

         The following table presents certain of our financial data as a percentage of our revenue based on information derived from our revised financial statements.

                                Three Months Ended March 31,

                                           2001        2000
                                           ----        ----
Sales..............................        100%        100%
Cost of Sales   ...................         64%         68%
Gross profit.......................         36%         32%
Operating expenses.......                   27%         25%
Operating income before interest,
amortization & other expenses......          9%          7%
Net income (loss) .................       -0.5%          1%


Results of Operations for the Three Months Ended March 31, 2001 and 2000

Revenue

         Revenue. Revenue for the three months ended March 31, 2001 increased by $490,000 or 5%, to $10,645,000, as compared to $10,155,000 for the three months ended March 31, 2000. The increase is primarily attributable to the acquisition of Micro Tech Professionals, Inc. effective April 1, 2000, which had sales of $1,300,000 for the three months ended March 31, 2001.

          Cost of Sales. The cost of sales for the three months ended March 31, 2001 decreased by $14,000, or 1%, to $6,855,000, as compared to $6,870,000 for the three months ended March 31, 2000. This decrease was due to the increased volume of outsourcing with higher margins. As a percentage of revenue, the cost of sales was 64% compared to 68% for the three months ended March 31, 2000.

         Gross Profit. Gross profit for the three months ended March 31, 2001 increased by $505,000, or 15%, to $3,790,000, as compared to $3,285,000 for the three months ended March 31, 2000. This increase was attributable to the aforementioned increase in revenue during the three months ended March 31, 2001. As a percentage of revenue, gross profit increased to 36% from 32% for the three months ended March 31, 2000.

         Operating Income Before Interest, Amortization and Other. Operating income before interest, amortization and other expenses for the three months ended March 31, 2001 increased by $260,000, or 36%, to $970,000, as compared to $710,000 for the three months ended March 31, 2000. This increase was attributable to the aforementioned increase in gross profit. As a percentage of revenue, operating income before interest, amortization and other expenses increased from 7% for the three months ended March 31, 2000 to 9% for the three months ended March 31, 2001.

          Income after Interest, Amortization and Before Other. Income after interest, amortization, but before other expenses increased $130,000 or 130% to $230,000 for the three months ended March 31, 2001 from $100,000 for the three months ended March 31, 2000. After other expenses mentioned below, we sustained a loss of $625,000 compared to a profit of $100,000 for the three months ended March 31, 2000. As a percentage of revenue, income after interest and amortization, but before other, increased from 1% for the three months ended March 31, 2000 to 2% for the three months ended March 31, 2001.

          Net Income (Loss) Before Income Tax Recovery. Net income before income tax for the three months ended March 31, 2001 decreased by $720,000, to a net loss of $620,000 as compared to net income before income tax of $100,000 for the three months ended March 31, 2000. The net loss was due to costs of approximately $850,000 which include restructuring costs resulting from the closure of branch offices, and non-cash expenses associated with financing activities such as the repricing of warrants and options. As a percentage of revenue, net income before income tax recovery decreased from 1% for the three months ended March 31, 2000 to -6% for the three months ended March 31, 2001. For the three months ended March 31, 2001, amortization expense increased 30% to $560,000 from $430,000 for the three months ended March 31, 2000. This increase is primarily attributable to the increase in capital assets, the increase in the acquisition of other assets, and the increase of goodwill. For the three months ended March 31, 2001, interest expense decreased by 0.1% from $182,000 to $180,000.

          Accounts Receivable. We had accounts receivable of $7,900,000 as at March 31, 2001 as compared to $7,860,000 as at December 31, 2000.

Liquidity and Capital Resources

         Our primary sources of cash are a credit facility of $7,000,000 with Bank One and proceeds from the sale of equity securities.

         At March 31, 2001, we had negative cash or cash equivalents and a working capital deficiency of $2,680,000. At March 31, 2001, we had a cash flow deficiency from operations of $1,220,000. At March 31, 2000, we had cash and cash equivalents of $112,000 and a working capital deficiency of $1,300,000. At March 31, 2000, we had a cash flow deficiency from operations of $800,000, due primarily to expenditures on research and development of our technology.

         At March 31, 2001, we had cash flow from financing activities of $1,100,000, attributable primarily to an increase of bank indebtedness of $630,000 and proceeds from the issuance of common stock of $550,000. At March 31, 2000, we had cash flow from financing activities of $130,000, attributable primarily to an increase in bank indebtedness.

         On January 26, 2001, we: (a) repriced a warrant to purchase up to 100,000 shares of our common stock, which warrant was issued to a certain investor in our April 2000 private placement offering of Series B 8% Cumulative Preferred Stock, so that such warrant is exercisable at any time until April 16, 2005 at a new purchase price of $1.00 per share; (b) repriced warrants to purchase an aggregate of up to 230,693 shares of our common stock, which warrants were issued to the placement agent, certain financial advisors, and the placement agent's counsel in our August 2000 private placement offering of units, so that such warrants are exercisable at any time until August 22, 2005 at a new purchase price of $1.00 per share; and (c) issued a warrant to purchase up to 250,000 shares of our common stock exercisable at any time and in any amount until January 26, 2006 at a purchase price of $1.50 per share to KSH Investment Group, Inc. for investment banking services rendered. In February 2001, 150,000 of such warrants were exercised by KSH Investment Group, Inc., the placement agent in our August 2000 private placement offering. As partial consideration for the exercise of such warrants, we issued to certain affiliates of the placement agent, warrants to purchase an aggregate of 315,000 shares of our common stock at an exercise price of $1.50 per share. The exercise prices of the revised and newly issued warrants are equal to, or in excess of, the market price of our common stock on the date of such revision or issuance.

          On March 14, 2001, we repriced 100,000 options belonging to Roger W. Walters to $1.00 per share in consideration of debt forgiveness of $75,000 and the restructuring of debt totaling $250,000 on the notes payable to Mr. Walters in connection with our purchase of Cad Cam Inc. On March 14, 2001 Mr. Walters resigned as our Executive Vice President of U.S. Operations and as a director effective March 30, 2001.

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

         On March 23, 2001, we signed a consulting agreement with Union Atlantic Capital L.C., an investment banker and placement agent to arrange a private placement of debt, equity and/or warrants. The fee payable is 7% of the aggregate purchase price of our stock purchased by or through any investor or intermediary identified by Union Atlantic. In addition, upon the closing of each transaction, we are required to issue, through escrow, a warrant entitling Union Atlantic to purchase 75,000 shares of our common stock at a price equal to the warrants issued to the investor for every $1,000,000 raised. The warrants shall be exercisable immediately and shall provide for piggyback registration rights as well as demand registration rights, be exercisable following the first anniversary of the closing and shall expire 4 years from the date of their issuance. The form of the warrant shall be identical to the warrant issued to the investor. The agreement expires June 23, 2001.

         At March 31, 2001, we had a cash flow deficit from investing activities of $200,000 attributable primarily to the increase in long-term receivable. At March 31, 2000, we had a cash flow deficit from investing activities of $1,100,000 attributable primarily to the purchase of capital and other assets.


Recent Events

         Pursuant to a share purchase agreement dated April 18, 2001, we issued 1,105 shares of Series C 7% Convertible Preferred Stock (the "Series C Preferred Stock"). Each share of Series C Preferred Stock has a stated value of $1,000 per share. The shares of Series C Preferred Stock are convertible into shares of our common stock at the option of the holders the Series C Preferred Stock, at any time after issuance until such shares of Series C Preferred Stock are manditorily converted or redeemed by us, under certain conditions. We are required to register 200% of the shares of common stock issuable upon the conversion of the 1,105 shares of Series C Preferred Stock. In addition, upon the effective date of such registration statement, we have the option to issue to the holders an aggregate of 500 shares of Series C Preferred Stock in consideration for an additional $500,000, under certain conditions.

          The holders of the shares of Series C Preferred Stock are entitled to receive preferential dividends in cash, on a quarterly basis commencing on June 30, 2001, out of any of our funds legally available at the time of declaration of dividends before any other dividend distribution will be paid or declared and set apart for payment on any shares of our common stock, or other class of stock presently authorized, at the rate of 7% simple interest per annum on the stated value per share plus any accrued but unpaid dividends, when as and if declared. We have the option to pay such dividends in shares of our common stock to be paid (based on an assumed value of $1,000 per share) in full shares only, with a cash payment equal to any fractional shares.

          The number of shares of our common stock into which the Series C Preferred Stock shall be convertible into equals that number of shares of common stock as calculated by (i) the sum of (A) the stated value per share and (B) at the holder's election, accrued and unpaid dividends on such share, divided by
(ii) the Conversion Price". The "Conversion Price" shall be the lesser of (x) 87.5% of the average of the 5 lowest daily volume weighted average prices of our common stock during the period of 60 consecutive trading days immediately prior the date of the conversion notice; or (y) 90% of the average of the daily volume weighted average prices during the period of the 5 trading days prior to the applicable closing date ($.4798 with respect to the 1,105 shares of Series C Preferred Stock issued and outstanding). The Conversion Price is subject to certain floor and time limitations.

          At any time prior to October 24, 2001, we may, in our sole discretion, redeem in whole or in part, the then issued and outstanding shares of Series C Preferred Stock at a price equal to $1,150 per share, plus all accrued and unpaid dividends, and after October 24, 2001 at a price equal to $1,200 per share, plus all accrued and unpaid dividends.

          At December 31, 2000, the Business Development Bank of Canada ("BDC")loan covenants were in breach and accordingly the loan amounts were reclassified as current. Subsequent to March 31, 2001, we received a letter from BDC indicating their continued support of us and confirmation that the loans presently outstanding will not be called. In addition, BDC indicated their intention to grant a principal repayment deferral and accordingly, certain loan amounts were reclassified from current to long-term.

          At December 31, 2000, Bank One loan covenants were in breach and accordingly the interest rates on these loans were increased. Subsequent to March 31, 2001, Bank One imposed a temporary restriction on our repayment of certain subordinated loans and notes payable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are party to the following pending legal proceedings:

         Michael Carrazza, as assignee of Southport Consulting Co., instituted an action against us in the Supreme Court of the State of New York, County of New York, Index No. 600553/01, alleging breach of contract and unjust enrichment. Mr. Carrazza is seeking $250,000.00 in damages. Specifically, Mr. Carrazza claims that we failed to deliver cash or stock to Mr. Carrazza under the asset purchase agreement pursuant to which we acquired the assets of Southport Consulting Co. We have filed a counterclaim against Mr. Carazza, seeking $162,000.00 in damages, plus punitive damages and attorneys' fees, on the ground that Mr. Carazza, as then president and sole shareholder of Southport Consulting Co., fraudulently induced us into executing the asset purchase agreement by misrepresenting the value of the assets being purchased. As of the date hereof, discovery has commenced, and we intend to defend ourselves and prosecute our claim vigorously.

         We are not party to any other pending litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders.


ITEM 5.  OTHER INFORMATION

         On March 9, 2001, Marilyn Sinclair resigned as Vice President and as a director.

         On March 14, 2001 Roger W. Walters resigned as the Company's Executive Vice President of U.S. Operations and as a director effective March 30, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Incorporated by reference to the Company's annual report on Form 10-KSB, as amended, filed on May 18, 2001.

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three-month period ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THINKPATH.COM INC.


Dated: May 21, 2001          By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer
                             and President