Form 10QSB/A
period 2001-03-31
THINKPATH COM INC
filed 2001-05-29
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

Yes |X| No |_|

                               THINKPATH.COM INC.
                MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-QSB/A

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-QSB/A contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Thinkpath.com Inc disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

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
                                                     ==========       ==========




THINKPATH.COM INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)


                                                         2001              2000
                                                         ----              ----

                                                          $                   $
                                   LIABILITIES
CURRENT LIABILITIES


    Bank indebtedness                                  5,439,868      5,061,410
    Accounts payable                                   3,495,579      3,822,984
    Deferred revenue                                     195,598        219,308
    Current portion of long-term debt                    607,557        946,131
    Current portion of notes payable                   1,614,604      1,683,333
                                                      ----------     ----------

                                                      11,353,206     11,733,166

LONG-TERM DEBT                                         1,093,621        760,313

NOTES PAYABLE                                          1,636,822      1,641,667
                                                      ----------     ----------


                                                      14,083,649     14,135,146
                                                      ----------     ----------


                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 5)                                24,670,137     23,605,505

DEFICIT                                              (12,253,344)   (11,401,164)

OTHER COMPREHENSIVE INCOME, NET OF TAX

    Adjustments to market value                          74,813          76,548
    Cumulative translation adjustment                (1,331,768)       (730,095)
                                                      ----------     ----------

                                                      11,159,838     11,550,794
                                                      ----------     ----------

                                                      25,243,487     25,685,940
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


                              COMMON     PREFERRED
                               STOCK         STOCK         CAPITAL                    CUMULATIVE        OTHER
                           NUMBER OF     NUMBER OF           STOCK       RETAINED    TRANSLATION   COMPREHENSIVE
                              SHARES        SHARES         AMOUNTS       EARNINGS     ADJUSTMENT          INCOME
                          ----------     ---------     -----------    -----------  -------------    ------------
                                          A    B             $              $               $              $

Balance as of
 December 31, 2000        11,915,138    1,050 750        23,605,505  (11,401,164)     (730,095)        76,548

Issuance of preferred stock     --        --   --             --           --             --            --

Issuance of common stock
  for cash                   525,000      --   --           400,000        --             --            --

Common stock issued in
    consideration
    of services
    and investment            30,632      --   --            30,632        --             --            --
Dividends on preferred
    stock                       --        --   --           226,500     (226,500)         --            --

Common stock payable            --        --   --             --           --             --            --

Conversion of preferred stock
    to common stock        1,875,839  (1,050)(750)            --           --             --            --

Reduction in common stock
    payable                     --        --   --             --           --             --            --

Options issued for services     --        --   --           100,000        --             --            --

Warrants issued for services    --        --   --           307,500        --             --            --

Foreign currency translation    --        --   --             --           --         (601,673)         --

Adjustment to market value      --        --   --             --           --             --           (1,735)

Net loss for the period         --        --   --             --        (625,680)         --            --

                          -----------  ------- ------    ----------  -----------    ----------   - ----------
Balance as of
 March 31, 2001           14,346,609      --   --        24,670,137  (12,253,344)   (1,331,768)        74,813

                         ===========   ==============    ==========  ===========    ==========    ===========



          The accompanying notes are an integral part of these interim consolidated financial statements.



THINKPATH.COM INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)
                                                                    (Restated)
                                                         2001          2000
                                                           $            $
Cash flows from operating activities:

    Net income (loss)                                    (625,680)       97,186
                                                       ----------    ----------
    Adjustments to reconcile net loss
      to net cash (used in)
       provided by operating activities:
       Amortization                                       560,586       431,982
       Decrease (increase) in accounts receivable        (159,078)     (137,621)
       Decrease (increase) in prepaid expenses            (23,860)     (249,221)
       Increase (decrease) in accounts payable           (327,405)     (145,627)
       Increase in income taxes payable (receivable)         --        (227,319)
       Decrease (increase) in deferred income taxes          --        (572,541)
       Decrease (increase) in inventory                    25,233          --
       Increase (decrease) in deferred revenue            (23,710)         --
       Common stock issued for services                   438,132          --
                                                       ----------    ----------
    Total adjustments                                     489,898      (900,347)
                                                       ----------    ----------
    Net cash used in operating activities                (135,782)     (803,161)
                                                       ----------    ----------
Cash flows from investing activities:
    Purchase of capital assets                            (62,089)     (442,350)
    Purchase of other assets                                 --        (651,546)
    Increase in long-term receivable                     (139,956)         --
                                                       ----------    ----------
    Net cash used in investing activities                (202,045)   (1,093,896)
                                                       ----------    ----------
Cash flows from financing activities:
    Repayment of notes payable                            (73,574)     (324,368)
    Repayment of long-term debt                          (219,734)      (50,242)
    Cash received from long-term debt                     225,000          --
    Proceeds from issuance of common stock                400,000          --
    Increase in bank indebtedness                         354,019       499,988
                                                       ----------    ----------
    Net cash provided by financing activities             685,711       125,378
                                                       ----------    ----------

Effect of foreign currency exchange rate changes         (347,884)       92,972
                                                       ----------    ----------

Net increase (decrease) in cash and cash equivalents         --      (1,678,707)
Cash and cash equivalents
    -Beginning of period                                     --       1,790,621
                                                       ----------    ----------
    -End of period                                           --         111,914
                                                       ==========    ==========


SUPPLEMENTAL CASH ITEMS:

Interest paid                                             116,553       113,196
                                                       ==========    ==========

Income taxes paid                                           3,962          --
                                                       ==========    ==========

SUPPLEMENTAL NON-CASH ITEM:

Preferred stock dividend                                  226,500        29,600
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

THINKPATH.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)


5. CAPITAL STOCK

    a)   Authorized

     15,000,000   Common stock, no par value
      1,000,000   Preferred stock, issuable in series,
                  rights to be determined by the Board of Directors

    b)   Issued
                                                          2001             2000
                                                          $                   $

     14,346,609   Common stock (11,915,138 in 2000)  24,670,137      16,859,238
             --   Preferred stock (1,800 in 2000)            --       5,994,479
                  Common stock payable                       --         751,788
                                                     ----------       ---------

                                                     24,670,137      23,605,505
                                                     ==========      ==========

          During the three months ended March 31, 2001, the Company issued 555,632 shares of its common stock in consideration of $400,000 cash received and $30,632 in legal fees.


      c) Preferred Stock

          During the three months ended March 31, 2001, the Company issued 1,875,839 common stock on the conversion of 1,050 shares of Series A Preferred Stock and 750 shares of Series B Preferred Stock. The Company paid dividends of $226,500 on the conversions.


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
                                                                 ---------
                                                                   850,877
                                                                 =========


8. COMPREHENSIVE INCOME


          The Company has adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income and its components in the financial statements. However, it does not affect net income or stockholders' equity. The components of comprehensive income are as follows:

                                                         2001              2000

                                                           $                 $

           Net income (loss)                        (603,408)            97,186
           Other comprehensive income (loss)        (625,680)           155,407
                                                  ----------            -------

           Comprehensive income (loss)            (1,229,088)           252,593
                                                  ==========            =======

THINKPATH.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)



   The components of accumulated other comprehensive income (loss) are as follows:


     Accumulated other comprehensive losses, December 31, 2000         (653,547)

     Change in value of marketable securities                            (1,735)
     Foreign currency translation adjustments for the period ended
          March 31, 2001                                               (601,673)
                                                                       --------

     Accumulated other comprehensive losses March 31, 2001          $(1,256,955)
                                                                    ===========



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Thinkpath.com Inc. contained elsewhere in this Form 10-QSB/A. The statements contained in this Form 10-QSB/A that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding Thinkpath.com Inc.'s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include ThinkPath.com Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB/A are based on information available to Thinkpath.com Inc. on the date hereof, and Thinkpath.com Inc. assumes no obligation to update any such forward-looking statement. It is important to note that Thinkpath.com Inc.'s actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form 10-QSB/A are in United States dollars unless otherwise indicated.

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

          For the three months ended March 31, 2001, we derived 64% of our revenue in the United States compared to 61% in the three months ended March 31, 2000. The books and records of our Canadian operations are recorded in Canadian dollars. For purposes of financial statement presentation, we convert balance sheet data to United States dollars using the exchange rate in effect at the balance sheet date. Income and expense accounts are translated using an average exchange rate prevailing during the relevant reporting period. There can be no assurance that we would have been able to exchange currency on the rates used in these calculations. We do not engage in exchange rate hedging transactions. A material change in exchange rates between United States and Canadian dollars could have a material effect on our reported results.

         For the three months ended March 31, 2001, our primary source of revenue was outsourcing and managed services, representing 55% of total revenue compared to 47% for the three months ended March 31, 2000. Outsourcing and managed services include the complete planning, staffing, development, implementation and testing of a project. Outsourcing can also involve enterprise-level planning and project anticipation. Our specialized outsourcing services include: IT documentation, engineering documentation, Web development and engineering services. Fees are charged on a time-and-materials or fixed-price basis. If we charge a fixed-price for a project, we will be required to estimate the total costs involved in the project and formulate a bid that contains an adequate profit margin. If we are unable to accurately predict the costs of such a project, or the costs of the project change due to unanticipated circumstances, many of which may be beyond our control, we may earn lower profit margins or suffer a loss on a given project. Clients we provide outsourcing to include General Electric, FedEx, Boeing, Caterpillar, Cummins Engines and Intel.

         For the three months ended March 31, 2001, 33% of our revenue came from recruitment services compared to 40% for the three months ended March 31, 2000. We perform permanent, contract and executive searches for IT and engineering professionals. Most searches are performed on a contingency basis with fees due upon candidate acceptance of permanent employment or on a time-and-materials basis for contracts. Retained searches are also offered, and are paid by a non-refundable portion of one fee prior to performing any services, with the balance due upon candidates' acceptance. Selected recruitment clients include DMR, Bank of Montreal, Goldman Sachs, and Sprint Canada. In the case of contract services, we provide our customers with independent contractors or "contract workers" who usually work under the supervision of the client's management. Generally, we enter into a time-and-materials contract with our customer whereby the client pays us an agreed upon hourly rate for the contract worker. We pay the contract worker pursuant to a separate consulting agreement. The contract worker generally receives between 75% and 80% of the amount paid to us by the customer; however, such payment is usually not based on any formula and may vary for different engagements. We seek to gain "preferred supplier status" with our larger clients to secure a larger percentage of those clients' businesses. While such status is likely to result in increased revenue and gross profit, it is likely to reduce gross margin percentage because we are likely to accept a lower hourly rate from our customers and there can be no assurance that we will be able to reduce the hourly rate paid to our consultants. In the case of permanent placement services, we identify and provide candidates to fill permanent positions for our clients.

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

         Operating Income Before Interest, Amortization and Other Expenses. Operating income before interest, amortization and other expenses for the three months ended March 31, 2001 increased by $260,000, or 36%, to $970,000, as compared to $710,000 for the three months ended March 31, 2000. This increase was attributable to the aforementioned increase in gross profit. As a percentage of revenue, operating income before interest, amortization and other expenses increased from 7% for the three months ended March 31, 2000 to 9% for the three months ended March 31, 2001.

         Income after Interest, Amortization and Before Other Expenses. Income after interest, amortization, but before other expenses increased $130,000 or 130% to $230,000 for the three months ended March 31, 2001 from $100,000 for the three months ended March 31, 2000. After other expenses mentioned below, we sustained a loss of $625,000 compared to a profit of $100,000 for the three months ended March 31, 2000. As a percentage of revenue, income after interest and amortization, but before other expenses, increased from 1% for the three months ended March 31, 2000 to 2% for the three months ended March 31, 2001.

          Net Income (Loss) Before Income Tax. Net income before income tax for the three months ended March 31, 2001 decreased by $720,000, to a net loss of $620,000 as compared to net income before income tax of $100,000 for the three months ended March 31, 2000. The net loss was due to costs of approximately $850,000 which include restructuring costs resulting from the closure of branch offices, and non-cash expenses associated with financing activities such as the repricing of warrants and options. As a percentage of revenue, net income before income tax recovery decreased from 1% for the three months ended March 31, 2000 to -6% for the three months ended March 31, 2001. For the three months ended March 31, 2001, amortization expense increased 30% to $560,000 from $430,000 for the three months ended March 31, 2000. This increase is primarily attributable to the increase in capital assets, the increase in the acquisition of other assets, and the increase of goodwill. For the three months ended March 31, 2001, interest expense decreased by 0.1% from $182,000 to $180,000.

          Accounts Receivable. We had accounts receivable of $7,900,000 as at March 31, 2001 as compared to $7,860,000 as at December 31, 2000.

Liquidity and Capital Resources

         Our primary sources of cash are a credit facility of $7,000,000 with Bank One and proceeds from the sale of equity securities.

         At March 31, 2001, we had negative cash or cash equivalents and a working capital deficiency of $2,680,000. At March 31, 2001, we had a cash flow deficiency from operations of $136,000. At March 31, 2000, we had cash and cash equivalents of $112,000 and a working capital deficiency of $1,300,000. At March 31, 2000, we had a cash flow deficiency from operations of $800,000, due primarily to expenditures on research and development of our technology.

         At March 31, 2001, we had cash flow from financing activities of $686,000, attributable primarily to an increase of bank indebtedness of $350,000 and proceeds from the issuance of common stock of $400,000. At March 31, 2000, we had cash flow from financing activities of $130,000, attributable primarily to an increase in bank indebtedness.

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

          On March 14, 2001, we repriced 100,000 options belonging to Roger W. Walters' to $1.00 per share in consideration of debt forgiveness of $75,000 and the restructuring of debt totaling $250,000 on the notes payable to Mr. Walters in connection with our purchase of Cad Cam, Inc. On March 14, 2001 Mr. Walters resigned as our Executive Vice President of U.S. Operations and as a director effective March 30, 2001.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are party to the following pending legal proceedings:

         Michael Carrazza, as assignee of Southport Consulting Co., instituted an action against us in the Supreme Court of the State of New York, County of New York, Index No. 600553/01, alleging breach of contract and unjust enrichment. Mr. Carrazza is seeking $250,000.00 in damages. Specifically, Mr. Carrazza claims that we failed to deliver cash or stock to Mr. Carrazza under the asset purchase agreement pursuant to which we acquired the assets of Southport Consulting Co. We have filed a counterclaim against Mr. Carrazza, seeking $162,000.00 in damages, plus punitive damages and attorneys' fees, on the ground that Mr. Carrazza, as then president and sole shareholder of Southport Consulting Co., fraudulently induced us into executing the asset purchase agreement by misrepresenting the value of the assets being purchased. As of the date hereof, discovery has commenced, and we intend to defend ourselves and prosecute our claim vigorously.

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


Dated: May 24, 2001          By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer
                             and President