Form 10QSB
period 2001-06-30
THINKPATH COM INC
filed 2001-08-14
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

         For the transition period from ____________ to ________________

                        Commission file number __________

                               THINKPATH INC.

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

           The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on August 13, 2001 was approximately $5,139,452.

         As of August 13, 2001 there were 14,598,929 shares of Common Stock, no par value per share, outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes    X         No _____
       -------

                                 THINKPATH INC.
                  JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                     Page Number


Item 1.  Financial Statements

Interim Consolidated Balance Sheets as of June 30, 2001
     and December 31, 2000...................................................4,5
Interim Consolidated Statements of Income for the three months and six months ended June 30, 2001 and 2000...................................6
Interim Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2001 and the year ended December 31, 2000.......7
Interim Consolidated Statements of Cash Flows for the six months ended
           June 30, 2001 and 2000..............................................8
Notes to Interim Consolidated Financial Statements.............................9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................16

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................21
Item 2.  Changes in Securities and Use of Proceeds ...........................21
Item 3.  Defaults Upon Senior Securities .....................................23
Item 4.  Submission of Matters to a Vote of Security Holders .................23
Item 5.  Other Information ...................................................26
Item 6.  Exhibits and Reports on Form 8-K ....................................26

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Thinkpath Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS







                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2001

                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)


THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)

                                                        2001             2000
                                                        ----             ----

                                                   $               $
                                     ASSETS
CURRENT ASSETS


    Accounts receivable                               6,954,557        7,857,999
    Inventory                                            62,967           93,670
    Income taxes receivable                             331,948          358,436
    Prepaid expenses                                    348,466          335,930
                                                     ----------        ---------

                                                      7,697,938        8,646,035

CAPITAL ASSETS                                        3,341,973        3,596,759

GOODWILL                                              8,424,854        8,585,290

INVESTMENT IN NON-RELATED COMPANIES                   1,502,565        1,318,019

LONG-TERM RECEIVABLE                                    273,530           83,450

OTHER ASSETS                                          1,374,671        1,812,889

DEFERRED INCOME TAXES                                 1,626,103        1,643,426
                                                     ----------        ---------


                                                     24,241,634       25,685,940
                                                     ==========       ==========





THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)

                                                         2001              2000
                                                         ----              ----
                                                          $                   $
                                   LIABILITIES
CURRENT LIABILITIES

    Bank indebtedness                                  4,083,542      5,061,410
    Accounts payable                                   3,998,054      3,822,984
    Deferred revenue                                     177,425        219,308
    Current portion of long-term debt                    412,384        946,131
    Current portion of notes payable                   1,519,515      1,683,333
                                                      ----------     ----------

                                                      10,190,920     11,733,166

LONG-TERM DEBT                                           883,474        760,313

NOTES PAYABLE                                          1,639,456      1,641,667

CAPITAL STOCK PAYABLE                                    625,000        625,000
                                                      ----------     ----------


                                                      13,338,850     14,760,146
                                                      ----------     ----------


                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 5)                                25,470,870     23,080,505

DEFICIT                                              (13,670,183)   (11,501,164)

ACCUMULATED OTHER COMPREHENSIVE LOSS                    (897,903)      (653,547)
                                                      ----------     ----------

                                                      10,902,784     10,925,794
                                                      ----------     ----------

                                                      24,241,634     25,685,940
                                                     ===========     ==========





          The accompanying notes are an integral part of these interim consolidated financial statements.


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)


                                                                 (RESTATED)                           (RESTATED)
                                              3 MONTHS ENDED    3 MONTHS ENDED   6 MONTHS ENDED     6 MONTHS ENDED
                                              JUNE 30, 2001      JUNE 30, 2000    JUNE 30, 2001      JUNE 30, 2000
                                              -------------      -------------    -------------      -------------
                                             $                  $                  $                $

REVENUE                                         10,015,284        12,196,894        20,717,885        22,037,865

COST OF SERVICES                                 6,598,474         7,378,442        13,476,901        13,320,779
                                               -----------       -----------       -----------       -----------

GROSS PROFIT                                     3,416,810         4,818,452         7,240,984         8,717,086

EXPENSES
  Administrative                                 2,285,805         1,606,423         3,039,695         3,277,860
  Selling                                        1,619,886         2,279,282         3,263,646         3,791,066
                                               -----------       -----------       -----------       -----------

                                                 3,905,691         3,885,705         6,303,341         7,068,926
                                               -----------       -----------       -----------       -----------

INCOME BEFORE UNDERNOTED                          (488,881)          932,747           937,643         1,648,160

  Interest and Bank Charges                        246,937           303,573           492,986           552,001
  Financing Costs                                 (184,037)             --             368,483
  Amortization                                     560,986           432,498         1,123,706           714,162
                                               -----------       -----------       -----------       -----------

                                                   623,886           736,071         1,985,175         1,266,163
INCOME BEFORE RESTRUCTURING
  AND INCOME TAXES                              (1,112,767)          196,676        (1,047,532)          381,997

  Restructuring                                    173,311              --             452,764              --

NET INCOME (LOSS) BEFORE
  INCOME TAXES                                  (1,286,078)          196,676        (1,500,296)          381,997

  Income taxes                                          30           (36,291)            3,992            42,031
                                               -----------       -----------       -----------       -----------

NET INCOME (LOSS)                               (1,286,108)          232,967        (1,504,288)          339,966
                                               ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK OUTSTANDING
  BASIC AND FULLY DILUTED                       14,713,383         4,449,048        13,869,253         4,278,762
                                               ===========       ===========       ===========       ===========

INCOME (LOSS) PER WEIGHTED
  AVERAGE COMMON STOCK
  AFTER PREFERRED DIVIDENDS
  BASIC AND FULLY DILUTED                            (0.09)            (0.05)            (0.11)             0.08
                                               ===========       ===========       ===========       ===========




          The accompanying notes are an integral part of these interim consolidated financial statements.


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEAR
ENDED DECEMBER 31, 2000 AND THE SIX MONTHS ENDED JUNE 30, 2001 (AMOUNTS
EXPRESSED IN US DOLLARS) (Unaudited)


                                                                                                                        ACCUMULATED
                                   COMMON STOCK                                 CAPITAL                                    OTHER
                                     NUMBER OF    PREFERRED STOCK NUMBER OF      STOCK        RETAINED   COMPREHENSIVE COMPREHENSIVE
                                      SHARES                SHARES              AMOUNTS       EARNINGS   INCOME (LOSS) INCOME (LOSS)
                                                     A         B        C

Balance as at December 31, 2000       11,915,138     1,050      750     -      23,080,505    (11,501,164)                  (653,547)

Net loss for the period                  -           -         -        -          -            (218,180)     (218,180)
                                                                                                         -------------

Other comprehensive loss, net of tax:
   Foreign currency translation          -           -         -        -          -             -           (589,297)
   Adjustment to market value            -           -         -        -          -             -             (1,735)
                                                                                                         -------------
 Other comprehensive loss                                                                                    (591,032)     (591,032)
                                                                                                         -------------
Comprehensive loss                                                                                           (809,212)
                                                                                                         =============

Issuance of common stock for cash
                                         525,000     -         -        -         400,000        -

Common stock issued in
consideration of services and
investment                                30,632     -         -        -          30,632        -

Dividend on preferred stock              -           -         -        -         226,500       (226,500

Conversion of preferred stock to
common stock                           1,875,839   (1,050)    (750)     -          -             -

                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of March 31, 2001          14,346,609     -         -        -      23,737,637    (11,945,844)                (1,244,579)
                                   -------------- --------- -------- -------- ------------ -------------                ------------

Net loss for the period                  -           -         -        -          -          (1,286,108)   (1,286,108)
                                                                                                         -------------

Other comprehensive income (loss), net of tax:
   Foreign currency translation          -           -         -        -          -             -             345,732
   Adjustment to market value            -           -         -        -          -             -                 944
                                                                                                         -------------
 Other comprehensive income                                                                                    346,676      346,676
                                                                                                         -------------
Comprehensive loss                                                                                            (939,432)
                                                                                                         =============

Issuance of preferred stock              -           -         -       1,230    1,230,000        -

Common stock issued in
consideration of services and
investment                               150,000     -         -        -          78,000        -

Dividend on preferred stock              -           -         -        -         141,140       (154,138)

Conversion of preferred stock to
common stock                             266,774     -         -       (120)       -             -

Warrants issued with preferred stock     -           -         -        -         284,093       (284,093)


                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of June 30, 2001           14,763,383     -         -       1,110   25,470,870    (13,670,183)                  (897,903)
                                   -------------- --------- -------- -------- ------------ -------------                ------------






          The accompanying notes are an integral part of these interim consolidated financial statements.


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                                                                          RESTATED
                                                                               2001          2000
                                                                               ----          ----
                                                                                    $             $
Cashflows from operating activities
     Net income (loss)                                                     (1,504,288)      339,966
                                                                           ----------    ----------

     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
          Amortization                                                      1,123,705       774,162
          Decrease (increase) in accounts receivable                          840,226    (1,471,182)
          Decrease (increase) in prepaid expenses                              (9,560)      (96,550)
          Increase (decrease) in accounts payable                             167,969     1,032,538
          Increase in income taxes payable (receivable)                          --        (167,204)
          Decrease (increase) in short term investments                          --      (1,608,429)
          Decrease (increase) in deferred income taxes                         (2,638)      (41,485)
          Decrease (increase) in inventory                                     30,472       (70,567)
          Increase (decrease) in deferred revenue                             (44,685)         --
          Common stock issued for services                                    108,632          --
          Long-term investment received for services                         (205,242)
                                                                           ----------    ----------
     Total adjustments                                                      2,008,879    (1,648,717)
                                                                           ----------    ----------

     Net cash used in operating activities                                    504,591    (1,308,751)
                                                                           ----------    ----------

Cash flows from investing activities
     Purchase of capital assets                                              (214,691)     (805,254)
     Purchase of other assets                                                (294,202)     (212,650)
     Increase in long-term receivable                                        (188,626)         --
     Cash payment for subsidiaries                                               --      (1,788,950)
                                                                           ----------    ----------

     Net cash used in investing activities                                   (697,519)   (2,806,854)
                                                                           ----------    ----------

Cash flows from financing activities
     Repayment of notes payable                                              (192,164)      496,068
     Repayment of long-term debt                                             (475,845)      (70,373)
     Cash received from long-term debt                                        225,000          --
     Proceeds from issuance of common stock                                   400,000       124,420
     Proceeds from issuance of preferred stock                              1,100,000     1,580,833
     Increase (decrease) in bank indebtedness                                (812,515)    1,152,381
                                                                           ----------    ----------

     Net cash provided by financing activities                                244,476     3,283,329
                                                                           ----------    ----------

Effect of foreign currency exchange rate changes                              (51,548)       83,775
                                                                           ----------    ----------

Net increase (decrease) in cash and cash equivalents                             --        (748,501)
Cash and cash equivalents
     -Beginning of period                                                        --       1,904,588
                                                                           ----------    ----------
     -End of period                                                              --       1,156,087
                                                                           ----------    ==========

SUPPLEMENTAL CASH ITEMS:
     Interest paid                                                            300,434       410,881
                                                                           ==========    ==========
     Income taxes paid                                                          3,992        42,031
                                                                           ==========    ==========

SUPPLEMENTAL NON-CASH ITEM:
     Preferred stock dividend                                                 664,731        29,600
                                                                           ==========    ==========




              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A)         PRINCIPAL BUSINESS ACTIVITIES
                Thinkpath Inc. is an information technology and engineering services company which, along with its subsidiaries Systemsearch Consulting Services Inc., Cad Cam Inc., Cad Cam of Michigan Inc., Cad Cam Integrated Manufacturing Services Inc. and Cad Cam Technical Services Inc., Thinkpath Training Inc., Microtech Professionals Inc., Njoyn Software Inc., and TidalBeach Development Inc., provides outsourcing, recruiting, training and technology services to enhance the resource performance of clients.

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

                Fully diluted net income (loss) per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding during the year, assuming that all convertible preferred stock, stock options and warrants were converted or exercised. Stock conversions stock options and warrants, which are anti-dilutive, are not included in the calculation of fully diluted net income (loss) per weighted average common stock.

     D)         REVENUE RECOGNITION
                1) The company provides the services of engineering and information technology staff on a project basis. The services provided are defined by guidelines to be accomplished by milestone and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery has occurred, the fee is fixed or determinable and collection is probable.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)


2) The company provides the services of information technology consultants on a contract basis and revenue is recognized as services are performed.

3) The company places engineering and information technology professionals on a permanent basis and revenue is recognized upon candidates' acceptance of employment. If the company receives non-refundable upfront fees for "retained searches", the revenue is recognized upon candidates' acceptance of employment.

4) The company provides advanced training and certification in a variety of technologies and revenue is recognized on delivery.

5) The company licenses software in the form of a Human Capital Management System called Njoyn. The revenue associated with providing this software is allocated to an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements is based on the company's determination of the fair value of the elements if they had been sold separately. The set-up fee and customization revenue is recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract. Revenue for the training is recorded as the services are rendered and the ongoing monthly fee is recorded each calendar month. There is no additional fee for hosting.

                     The company signs contracts for the customization or development of SecondWave in accordance with specifications of its clients. The project plan defines milestones to be accomplished and the costs associated. These amounts are billed as they are accomplished and revenue is recognized as the milestones are reached. The work in progress for costs incurred beyond the last accomplished milestone is reflected at the period end. To date these amounts have not been material and have not been set up at the period ends. The contracts do not include any post-contract customer support. Additional customer support services are provided at standard daily rates, as services are required.


2.  LONG-TERM INVESTMENTS

          Long-term investments are represented by the following:

                Conexys                                 $667,511
                Digital Cement                           507,865
                Lifelogix                                121,947
                Tillyard Management                      130,242
                SCM Dialtone                              75,000
                                                      ----------
                Total                                 $1,502,565
                                                      ==========



                During the three months ended June 30, 2001, the company acquired an interest worth $130,242 in Tillyard Management Inc., a property management company, in consideration of with a real estate management software system developed by Thinkpath Inc. This investment has been accounted for using the cost method.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)



                The company also acquired an interest worth $75,000 in SCM Dialtone, a real time supply chain management (SCM) service provider, in consideration of placement and consulting services rendered. This investment has been accounted for using the cost method.

3. LONG-TERM DEBT

                At June 30, 2001, the Company continued to be in breach of the Bank One loan covenants and accordingly the Bank continues to charge higher interest rates and enforce its restriction on the Company's repayment of certain subordinated loans and notes payable. In compliance with this restriction, the Business Development Bank of Canada has agreed to a principal repayment deferral of its subordinated loans.

4. NOTES PAYABLE

                In compliance with Bank One's restriction, the Company is making interest only payments on its notes payable to the vendors of Cad Cam Inc. and Micro Tech Professiionals Inc.


5. CAPITAL STOCK

    a)   Authorized

     30,000,000   Common stock, no par value
      1,000,000   Preferred stock, issuable in series,
                  rights to be determined by the Board of Directors

    b)   Issued
                                                          2001             2000
                                                          ----             ----
                                                          $                   $

     14,763,383   Common stock (11,915,138 in 2000)  24,237,537      16,959,238
          1,110   Preferred stock (1,800 in 2000)     1,233,333       5,994,479
                  Common stock payable                                  126,788
                                                     ----------       ---------
                                                     25,470,870      23,080,505
                                                     ==========      ==========

                During the three months ended June 30, 2001, the Company issued 150,000 shares of its common stock in consideration of $78,000 cash received.

                On June 6, 2001, the Company amended its Articles of Organization to increase its authorized common stock from 15,000,000 to 30,000,000.



       c) Preferred Stock

                Pursuant to a share purchase agreement dated April 18, 2001, the Company issued 1,105 shares of Series C 7% Cumulative Convertible Preferred Stock (Series C Preferred Stock). Each share of Series C Preferred Stock has a stated value of $1,000 per share. The shares of Series C Preferred Stock are convertible into shares of the Company's common stock at the option of the holders, at any time after issuance until such shares of Series C Preferred Stock are manditorily converted or redeemed by the Company, under certain conditions. The Company is required to register 200% of the shares of common stock issuable upon the conversion of the 1,105 shares of Series C Preferred Stock. In addition, upon the effective date of such registration statement, the Company is obligated to issue to the holders of Series C Preferred Stock an aggregate of 500 shares of Series C Preferred Stock in consideration for $500,000, under certain conditions.

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

THINKPATH.COM INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)


               The number of shares of the Company's common stock into which the Series C Preferred Stock shall be convertible into that number of shares of common stock equal to (i) the sum of (A) the stated value per share and (B) at the holder's election, accrued and unpaid dividends on such share, divided by (ii) the Conversion Price". The "Conversion Price" shall be the lesser of (x) 87.5% of the average of the 5 lowest daily volume weighted average prices of the Company's common stock during the period of 60 consecutive trading days immediately prior the date of the conversion notice; or (y) 90% of the average of the daily volume weighted average prices during the period of the 5 trading days prior to the applicable closing date ($.4798 with respect to the 1,105 shares of Series C 7% Preferred Stock issued and outstanding). The Conversion Price is subject to certain floor and time limitations.

               At any time prior to October 24, 2001, the Company may, in its sole discretion, redeem in whole or in part, the then issued and outstanding shares of Series C Preferred Stock at a price equal to $1,150 per share, plus all accrued and unpaid dividends, and after October 24, 2001 at a price equal to $1,200 per share, plus all accrued and unpaid dividends.

               During the three months ended June 30, 2001, the Company issued 266,774 common stock on the conversion of 120 Series C preferred stock. The Company paid dividends of $154,138 on the conversions. The proceeds received on the issue of Class C preferred shares have been allocated between the value of detachable warrants issued and the preferred shares outstanding on the basis of their relative fair values. Paid in capital has been credited by the value of the warrants and retained earnings charged for the amount of preferred dividends effectively paid. The conversion benefit existing at the time of issue of the preferred Class C shares has been computed and this amount has been credited to paid in capital for the Class C preferred shares and charged to retained earnings as dividends on the Class C preferred shares.


       d)  Warrants

               During the three months ended June 30, 2001, the Company issued 610,936 warrants to the Series C Preferred Stock investors of which 550,984 have a strike price of $0.54 and expire on April 18, 2005. The balance of 59,952 have a strike price of $0.63 and expire on June 8, 2005.


6. RESTRUCTURING CHARGE

                During the three months ended June 30, 2001, the Company recorded a restructuring charge of $173,311 for a year to date total of $452,764 as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring charge includes severance paid to employees of branch offices which were closed last year.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)



7. OTHER COMPREHENSIVE INCOME (LOSS)


          Comprehensive income (loss) for the three months ended June 30, 2001:


                                                              Before Tax            Tax (Expense)               Net-of-Tax
                                                                Amount               or Benefit                   Amount
                                                                ------               ----------                   ------
Foreign currency translation adjustments                        345,732                      -                   345,732

Adjustment to market value                                        1,349                   (405)                      944
                                                               ---------                -------                ---------

Other comprehensive income (loss)                               347,081                  (405)                   346,676
                                                               =========                ========               =========


                     Comprehensive income (loss) for the three months ended March 31, 2001:


                                                              Before Tax            Tax (Expense)            Net-of-Tax
                                                                Amount               or Benefit                Amount
                                                                ------               ----------                ------
Foreign currency translation adjustments                      (589,297)                   -                    (589,297)

Adjustment to market value                                      (2,479)                   744                    (1,735)
                                                               --------               --------                ----------

Other comprehensive loss                                      (291,776)                   744                  (591,032)
                                                              =========               ========                ==========


                     The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.


8. SEGMENTED INFORMATION

a)         Sales by Geographic Area



                                           Three Months            Three Months            Six Months            Six Months
                                       Ended June 30, 2001     Ended June 30, 2000    Ended June 30, 2001     Ended June 30, 2000
                                       -------------------     -------------------    -------------------     -------------------
                                                    $                       $                        $                       $
                            Canada          3,443,590               4,062,336                8,627,421               7,970,538
          United States of America          6,571,694               8,134,558               12,090,464              14,067,327
                                           ----------              ----------               ----------              ----------
                                           10,015,284              12,196,894               20,717,885              22,037,865
                                           ==========              ==========               ==========              ==========


          b) Net Income (Loss) by Geographic Area

                                          Three Months            Three Months               Six Months              Six Months
                                       Ended June 30, 2001     Ended June 30, 2000      Ended June 30, 2001     Ended June 30, 2000
                                       -------------------     -------------------      -------------------     -------------------
                                                  $                       $                        $                       $
                             Canada      (1,083,767)                (489,364)              (1,301,947)               (568,328)
           United States of America        (202,341)                 722,331                 (202,341)                908,294
                                            -------                  -------               -----------              ----------
                                         (1,286,108)                 232,967               (1,504,288)                339,966
                                         ==========                  =======               ===========              ==========


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)





           c)   Identifiable Assets by Geographic Area

                                                                                                June 30,             December 31,
                                                                                                    2001                   2000
                                                                                                    ----                   ----
                                                                                                       $                       $
                                 Canada                                                        8,082,541               8,979,711
               United States of America                                                       16,159,093              16,706,229
                                                                                              ----------              ----------
                                                                                              24,241,634              25,685,940
                                                                                              ==========              ==========


                d)   Revenue and Gross Profit by Operating Segment

                                                 Three Months          Three Months            Six Months             Six Months
                                             Ended June 30, 2001   Ended June 30, 2000     Ended June 30, 2001   Ended June 30, 2000
                                             -------------------   -------------------     -------------------   -------------------
                                                            $                    $                      $                       $
Revenue
                           IT Recruitment           4,537,653            2,967,343              8,979,438               6,221,836
                Tech Pubs and Engineering           3,239,012            4,988,221              7,020,485              10,133,863
                         IT Documentation             932,395            1,738,046              2,219,169               1,738,046
                                 Training           1,101,826            2,393,275              2,020,046               3,720,195
                               Technology             204,398              110,010                478,747                 223,925
                                                   ----------           ----------             ----------              ----------
                                                   10,015,284           12,196,894             20,717,885              22,037,865
                                                   ==========           ==========             ==========              ==========
Gross Profit
                           IT Recruitment           1,345,573            1,169,916              2,591,961               3,404,882
                Tech Pubs and Engineering             957,049            1,772,011              2,017,011               3,291,931
                         IT Documentation             285,398              928,954              1,001,944                 928,954
                                 Training             634,292              866,572              1,174,663                 931,692
                               Technology             194,498               80,999                455,405                 159,627
                                                   ----------           ----------             ----------              ----------
                                                    3,416,810            4,818,452              7,240,984               8,717,086
                                                   ==========           ==========             ==========              ==========



           e)   Revenues from Major Customers

                  The consolidated entity had the following revenues from major Customers:

                  No single customer consisted of more than 10% of the revenues.


             f)   Purchases from Major Suppliers

                  There were no significant purchases from major suppliers.

9. CONTINGENCIES

                The Company is party to various lawsuits arising from the normal course of business and its restructuring activities. In management's opinion, the litigation will not materially affect the company's financial position, results of operations or cash flows. No material provision has been recorded in the accounts for possible losses or gains. Should any expenditure be incurred by the Company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(Unaudited)



10.  SUBSEQUENT EVENTS

                On June 6, 2001, the Company changed its name from Thinkpath.com In. to Thinkpath Inc.

                On July 20, 2001, the Company received a Nasdaq Staff Determination indicating that the company is not in compliance with the bid price requirements for continued listing, as set forth in Nasdaq's Marketplace Rule 4310 (c)(8)(B). The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. There can be no assurances that the Panel will grant the Company's request for continued listing and the Company's stock will continue to be listed on Nasdaq pending the outcome of the hearing.



11.  MANAGEMENT'S INTENTIONS

                Management has initiated substantial changes in operational procedures in an effort to return the company to profitability and to improve its cashflow and financial condition. Management has continued to coordinate its sales efforts to maximize organic and cross-selling initiatives. In addition, Management has continued its cost cutting initiatives including the termination of personnel and closure of non-productive offices and business lines. Management has successfully restructured some of its long-term debt obligations in addition to postponing significant obligations. The Company is currently making interest payments only on all long-term debt and notes payable. The Company has the continued support of its primary lenders, Bank One and the Business Development Bank of Canada. Effective June 2001, the Company retained Banc One Capital Markets to assist in maximizing shareholder value. Management believes that despite the recent losses and negative working capital, it has developed a business plan that if successfully implemented, can substantially improve operational results and its financial condition.



12.  RESTATEMENT

                The financial statements as at December 31, 2000 have been restated to reflect the repricing of options in consideration of a reduction in the balance of the note payable which was fully recorded in December 31, 2000. Previously the repricing of the options were reflected in the first quarter of 2001. The financial statements as at March 31, 2001 have been restated to reflect the reduction of financing costs of $100,000 which represents the cost of the repricing of options included in December 31, 2000. In addition, the March 31, 2001 figures have been restated to include the issue costs on common shares as a reduction of paid in capital. These costs were previously included in other expenses as financing costs in the amount of $307,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Thinkpath Inc. contained elsewhere in this Form 10-QSB. The statements contained in this Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding Thinkpath Inc.'s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Thinkpath Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB are based on information available to Thinkpath Inc. on the date hereof, and Thinkpath Inc. assumes no obligation to update any such forward-looking statement. It is important to note that Thinkpath Inc.'s actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form-10QSB are in United States dollars unless otherwise indicated. Unless otherwise indicated, all reference to "Thinkpath," "us," "our," and "we," refer to Thinkpath Inc. and its subsidiaries.

Overview

         We are a global provider of information technology and engineering, project outsourcing, recruitment, technical training and consulting and ASP-based skills management technology. Our customers include financial service companies, software and other technology companies, Canadian and American governmental entities and large multinational companies, including Bank of Montreal, General Electric, Bell Canada, Goldman Sachs, Chapters, Cummins Engine, General Motors, CIBC, Xerox Corporation, American Express and Universal Industrial Corp.

         We have expanded our operations into the United States, through among other things, our acquisitions of Cad Cam, Inc., Object Arts Inc. and MicroTech Professionals Inc., and we intend to continue to develop an expanded network of offices to provide our services throughout North America.

         For the three months ended June 30, 2001, we derived 66% of our revenue in the United States which is consistent with the three months ended June 30, 2000. For the six months ended June 30, 2001, we derived 58% of our revenue in the United States compared to 64% for the six months ended June 30, 2000. Our corporate books and records are recorded in Canadian dollars. For purposes of financial statement presentation, we convert balance sheet data to United States dollars using the exchange rate in effect at the balance sheet date. Income and expense accounts are translated using an average exchange rate prevailing during the relevant reporting period. There can be no assurance that we would have been able to exchange currency on the rates used in these calculations. We do not engage in exchange rate hedging transactions. A material change in exchange rates between United States and Canadian dollars could have a material effect on our reported results.

           For the three months ended June 30, 2001, our primary source of revenue was recruitment, representing 45% of total revenue compared to 24% for the three months ended June 30, 2000. For the six months ended June 30, 2001, our primary source of revenue was recruitment, representing 43% of total revenue compared to 28% for the six months ended June 30, 2000. The increase in revenue from recruitment is a result of the postponement of contracts and resulting decline in revenue from our technical publications and engineering outsourcing service division. We perform permanent, contract and executive searches for IT and engineering professionals. Most searches are performed on a contingency basis with fees due upon candidate acceptance of permanent employment or on a time-and-materials basis for contracts. Retained searches are also offered, and are paid by a non-refundable portion of one fee prior to performing any services, with the balance due upon candidates' acceptance. The revenue for retained searches is recognized upon candidates' acceptance of employment.

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

         For the three months ended June 30, 2001, 32% of our revenue came from technical publications and engineering outsourcing services compared to 41% for the three months ended June 30, 2000. For the six months ended June 30, 2001, 34% of our revenue came from technical publications and engineering outsourcing services compared to 46% for the six months ended June 30, 2000. The decline in revenue from technical publications and engineering outsourcing services is a result of the postponement of start dates of several major contracts with established clients until the fourth quarter of 2001. Our technical publications and engineering outsourcing services include the complete planning, staffing, development, implementation and testing of a project. Outsourcing can also involve enterprise-level planning and project anticipation. Our specialized outsourcing services include: technical publications and engineering documentation, Web development and engineering services. We outsource our technical publications and engineering services on a project basis. The services provided are defined by guidelines to be accomplished by milestone and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery has occurred, the fee is fixed or determinable and collection is probable. Clients we provide outsourcing to include General Electric, FedEx, Boeing, Caterpillar, Cummins Engines and Intel.

         For the three months ended June 30, 2001, information technology documentation services represented approximately 9% of our revenue compared to 14% for the three months ended June 30, 2000. For the six months ended June 30, 2001, information technology documentation services represented approximately 11% of our revenue compared to 8% for the six months ended June 30, 2000. We provide outsourced information technology documentation services in two ways: complete project management or the provision of skilled project resources to supplement a client's internal capabilities. Revenue is recognized on the same basis as technical publications and engineering outsourcing services. Selected information technology documentation services clients include Fidelity Investments, SMD Tech Aid Corporation, CDI Corporation, and the Gillette Company.

         For the three months ended June 30, 2001, technical training represented approximately 12% of our revenue compared to 20% for the three months ended June 30, 2000. For the six months ended June 30, 2001, technical training represented approximately 10% of our revenue compared to 17% for the six months ended June 30, 2000. The decline in revenue from technical training is a result of both the restructuring of this division and a general decline in the industry resulting in the cancellation of technical training contracts. Our training services include advanced training and certification in Microsoft, Java and Linux technologies, as well as Microsoft applications such as Outlook and Access. Training services include training requirements analysis, skills assessment, instructor-led classroom training for small groups (10 - 16 students), mentoring, e-learning, and self-paced learning materials. We offer both public and private classes. Selected training clients include Microsoft, Chase Manhattan Bank, Goldman Sachs, City of New York and Consumers Gas. Revenue is recognized on delivery of services.

         For the three months ended June 30, 2001, technology sales represented 2% of total revenue compared to 1% for the three months ended June 30, 2000. For the six months ended June 30, 2001, technology sales represented 2% of total revenue compared to 1% for the six months ended June 30, 2000. We have developed proprietary software applications in two areas: human capital management and Web development. Njoyn is the company's human capital management system. Njoyn is a Web-based application that automates and manages the entire hiring process. The revenue associated with providing this software is allocated to an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements is based on our determination of the fair value of the elements if they had been sold separately. The set-up fee and customization revenue is recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract. Revenue for the training is recorded as the services are rendered and the ongoing monthly fee is recorded each calendar month. There is no additional fee for hosting.

SecondWave is our Web development software. SecondWave allows companies to create, manage and automate their own dynamic, adaptive Web sites. The software learns from each visitor's behavior and targets his or her needs and interests with customized content and communications. We sign contracts for the customization or development of SecondWave in accordance with specifications of our clients. The project plan defines milestones to be accomplished and the costs associated. These amounts are billed as they are accomplished and revenue is recognized as the milestones are reached. The work in progress for costs incurred beyond the last accomplished milestone is reflected at the period end. To date these amounts have not been material and have not been set up at the period ends. The contracts do not include any post-contract customer support. Additional customer support services are provided at standard daily rates, as services are required. Selected technology clients include Microsoft, CIBC, Investors Group, and Digital Cement.

           Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of contract recruitment include contractor fees and benefits, resulting in an average gross profit of 29%. We do not attribute any direct costs to permanent placement services, therefore the gross profit on such services is 100% of revenue. The direct costs of technical publications and engineering outsourcing include wages, benefits, software training and project expenses. The average gross profit for outsourcing is 29%. The direct costs of information technology documentation services include wages, benefits, and project expenses. The average gross profit for outsourcing is 45%. The direct costs of training include trainer salaries, benefits and travel as well as courseware. The average gross profit on training is 58%. The direct costs of our technology services are minimal and include hosting fees and software expenses. The average gross profit on technology is 95%.

Results of Operations for each of the Three and Six Months Ended
June, 2001 and 2000

Revenue

         Revenue. Revenue for the three months ended June 30, 2001 decreased by $2,185,000 or 18%, to $10,015,000, as compared to $12,200,000 for the three months ended June 30, 2000. The decrease is primarily attributable to the decline in revenue of our technical publications and engineering services, information technology documentation and training divisions, of 9%, 5% and 8% respectively. This decline is attributable to the postponement or cancellation of contract start dates, as well as the general downturn in the economy.

         Revenue for the six months ended June 30, 2001 decreased by $1,320,000 or 6%, to $20,720,000, as compared to $22,040,000 for the six months ended June 30, 2000. The decrease is primarily attributable to the decline in revenue of our technical publications and engineering services, and training divisions, of 12% and 7% respectively. This decline is attributable to the postponement or cancellation of contract start dates, as well as the general downturn in the economy.

         Cost of Sales. The cost of sales for the three months ended June 30, 2001 decreased by $780,000, or 11%, to $6,600,000, as compared to $7,380,000 for the three months ended June 30, 2000. This decrease was a direct result of the decline in revenue. As a percentage of revenue, the cost of sales was 66% compared to 61% for the three months ended June 30, 2000. The cost of sales has increased as result of the increase in lower margin information technology contract sales.

           The cost of sales for the six months ended June 30, 2001 increased by $160,000, or 1%, to $13,480,000, as compared to $13,320,000 for the six months ended June 30, 2000. This increase, despite the decline in sales, was a direct result of the increase in lower margin contract sales. As a percentage of revenue, the cost of sales was 65% compared to 60% for the six months ended June 30, 2000.

         Gross Profit. Gross profit for the three months ended June 30, 2001 decreased by $1,400,000, or 29%, to $3,420,000, as compared to $4,820,000 for the three months ended June 30, 2000. This decrease was attributable to the aforementioned decrease in revenue during the three months ended June 30, 2001. As a percentage of revenue, gross profit decreased from 39% to 34% for the three months ended June 30, 2001.

           Gross profit for the six months ended June 30, 2001 decreased by $1,480,000, or 17%, to $7,240,000, as compared to $8,720,000 for the six months ended June 30, 2000. This decrease was attributable to the decrease in revenue and increase of cost of sales during the six months ended June 30, 2001. As a percentage of revenue, gross profit decreased from 40% to 35% for the six months ended June 30, 2001.

         Operating Income (Loss) Before Interest and Bank Charges, Financing Costs, Amortization and Restructuring. Operating income before interest and bank charges, financing costs, amortization and restructuring for the three months ended June 30, 2001 decreased by $1,420,000, to an operating loss of $490,000, as compared to an operating income of $930,000 for the three months ended June 30, 2000. This decrease was attributable to the decline in revenue, gross profit and an increase in administrative expenses.

           Operating income before interest and bank charges, financing costs, amortization and restructuring for the six months ended June 30, 2001 decreased by $710,000, or 43%, to $940,000, as compared to $1,650,000 for the six months ended June 30, 2000. This decrease was attributable to the decline in revenue, gross profit and an increase in administrative expenses. As a percentage of revenue, operating income before interest and bank charges, financing costs, amortization and restructuring, decreased from 7% to 5% for the six months ended June 30, 2001.

         Income (Loss) after Interest and Bank Charges, Financing Costs, Amortization and Before Restructuring and Income Taxes. Income after interest and bank charges, financing costs, amortization, but before restructuring and income taxes decreased $1,310,000 to a loss of $1,110,000 for the three months ended June 30, 2001 from income of $200,000 for the three months ended June 30, 2000. For the three months ended June 30, 2001, interest and bank charges expense decreased by $50,000 or 17% to $250,000 $from $300,000 for the three months ended June 30, 2000, primarily due to a reduction of long-term debt. For the three months ended June 30, 2001, amortization expense increased $130,000 or 30% to $560,000 from $430,000 for the three months ended June 30, 2000. This increase is primarily attributable to the increase in capital assets and the acquisition of other assets.

           Income after interest and bank charges, financing costs, amortization, but before restructuring and income taxes decreased $1,430,000 to a loss of $1,050,000 for the six months ended June 30, 2001 from income of $380,000 for the six months ended June 30, 2000. For the six months ended June 30, 2001, interest and bank charges expense decreased by $60,000 or 11% to $490,000 from $550,000 for the six months ended June 30, 2000, primarily due to a reduction of long-term debt. Financing costs increased $370,000 for the six months ended June 30, 2001 compared to $0 for the six months ended June 30, 2000 and relate primarily to the Series C preferred share placement that occurred in April 2001. For the six months ended June 30, 2001, amortization expense increased $410,000 or 58% to $1,120,000 from $710,000 for the six months ended June 30, 2000. This increase is primarily attributable to the increase in capital assets and the acquisition of other assets.

         Net Income (Loss) Before Income Tax. Net income before income tax for the three months ended June 30, 2001 decreased by $1,490,000, to a net loss of $1,290,00 as compared to net income before income tax of $200,000 for the three months ended June 30, 2000. The net loss was due to operating losses coupled with restructuring costs of approximately $170,000 resulting from the termination of personnel and the closure of non-productive branch offices.

           Net income before income tax for the six months ended June 30, 2001 decreased by $1,880,000, to a net loss of $1,500,000 as compared to net income before income tax of $380,000 for the six months ended June 30, 2000. The net loss was due to operating losses coupled with restructuring costs of approximately $450,000 resulting from the termination of personnel and the closure of non-productive branch offices.

Liquidity and Capital Resources

         Our primary sources of cash are a credit facility of $7,000,000 with Bank One and proceeds from the sale of equity securities. At June 30, 2001, we had $4,084,000 outstanding on our Bank One credit facility. For the six months ended June 30, 2001, we raised $1,500,000 from the issuance of common and preferred stock.

         At June 30, 2001, we had negative cash or cash equivalents and a working capital deficiency of $2,490,000. At June 31, 2001, we had cash flow from operations of $500,000. At June 30, 2000, we had cash and cash equivalents of 3,130,000 and a working capital deficiency of $190,000. At June 30, 2000, we had a cash flow deficiency from operations of $1,310,000, due primarily to expenditures in short-term investments.

         At June 30, 2001, we had cash flow from financing activities of $240,000 attributable primarily to proceeds from long-term debt of $225,000, the issuance of common stock of $400,000, the issuance of preferred stock of $1,100,000 and the repayment of debt of $1,500,000. At June 30, 2000, we had cash flow from financing activities of $3,280,000, attributable primarily to an increase in bank indebtedness of $1,150,000 and proceeds from the issuance of common stock of $120,000 and preferred stock of $1,580,000.

         At June 30, 2001, we had a cash flow deficit from investing activities of $700,000 attributable primarily to the purchase of capital assets of $210,000 increase in long-term investments of $500,000 and long-term receivables of $190,000. At June 30, 2000, we had a cash flow deficit from investing activities of $2,800,000 attributable primarily to the purchase of capital assets of $800,000, other assets of $210,000 and cash payment for subsidiaries of $1,790,000.

         At June 30, 2001, we continued to be in breach of our Bank One loan covenants and accordingly the Bank continues to charge higher interest rates and enforce its restriction on our repayment of certain subordinated loans and notes payable to whom we owe approximately $450,000. In compliance with this restriction, the Business Development Bank of Canada has agreed to a principal repayment deferral of its subordinated loans. We have also deferred principle payments on our notes payable to the vendors of Cad Cam Inc. and MicroTech Professionals Inc.

         Despite the recent losses and negative working capital, we believe we have developed a business plan that will substantially improve operational results and our financial condition. We have initiated substantial changes in sales and operational procedures, which we believe will have a significant impact on our year-end results. We continue to coordinate our sales efforts to maximize organic and cross-selling initiatives. In addition, we have continued our cost cutting initiatives including the termination of personnel and closure of non-productive offices and business lines. We have successfully restructured some of our long-term debt obligations in addition to postponing other significant obligations. We continue to have the active support of our primary lenders, Bank One and the Business Development Bank of Canada. Effective June 2001, we also retained Banc One Capital Markets to represent us in certain investment banking transactions.


Recent Events

         On June 6, 2001, we changed our name from Thinkpath.com In. to Thinkpath Inc.

         On July 20, 2001, we received a Nasdaq Staff Determination letter indicating that the we are not in compliance with the bid price requirements for continued listing, as set forth in Nasdaq's Marketplace Rule 4310 (c)(8)(B). A hearing before a Nasdaq Listing Qualifications Panel has been set for September 6, 2001. There can be no assurances that the Panel will grant our request for continued listing and our stock will continue to be listed on Nasdaq pending the outcome of the hearing. In the event our securities are delisted from the Nasdaq SmallCap Market, it is anticipated that our common stock will continue to trade and be listed on the OTC Bulletin Board.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are party to the following pending legal proceedings:

         Michael Carrazza, as assignee of Southport Consulting Co., instituted an action against us in the Supreme Court of the State of New York, County of New York, Index No. 600553/01, alleging breach of contract and unjust enrichment. Mr. Carrazza is seeking $250,000 in damages. Specifically, Mr. Carrazza claims that we failed to deliver cash or stock to Mr. Carrazza under the asset purchase agreement pursuant to which we acquired the assets of Southport Consulting Co. We have filed a counterclaim against Mr. Carrazza, seeking $162,000.00 in damages, plus punitive damages and attorneys' fees, on the ground that Mr. Carrazza, as then president and sole shareholder of Southport Consulting Co., fraudulently induced us into executing the asset purchase agreement by misrepresenting the value of the assets being purchased. As of the date hereof, Mr. Carrazza has filed a motion seeking summary judgment and other relief, which we are opposing vigorously.

           Norbert Mika, a former employee of Thinkpath Training Inc. (formerly Object Arts Inc.), instituted an action against us in the Ontario Superior Court of Justice, City of Kitchener, Regional Municipality of Waterloo, Ontario, Court File No.C-745/01, alleging wrongful dismissal. Specifically, Mr. Mika claims that we terminated him without cause and he is seeking $195,000 in damages, plus punitive damages and attorneys' fees. We have filed a statement of defense, and as of the date hereof, discovery has commenced, and we intend to defend ourselves and prosecute our claim vigorously.

         Glenn Cressman, a former employee of Thinkpath Training Inc. (formerly Object Arts Inc.), instituted an action against us in the Ontario Superior Court of Justice, City of London, Ontario, Court File No. 37208, alleging wrongful dismissal. Specifically, Mr. Cressman claims that we terminated him without cause and he is seeking $100,000 in damages, plus punitive damages and attorneys' fees. We have filed a statement of defense, and as of the date hereof, discovery has commenced, and we intend to defend ourselves and prosecute our claim vigorously.

         John James Silver, a former employee, commenced an action against us in the Supreme Court of the State of New York, County of New York, Index No. 1113642/01, alleging breach of contract, quantum meruit, and account stated. Mr. Silver is seeking $81,147 in damages. Specifically, Mr. Silver alleges that we have breached an employment agreement with him, claiming that we owe him damages representing unpaid salary, vacation time, a car allowance, severance pay and stock options. Mr. Silver also claims that we owe him damages for certain work, labor and services performed by Mr. Silver. We are in the process of answering Mr. Silver's complaint, which was recently filed, and will defend this action vigorously.

         We are not party to any other pending litigation.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to a share purchase agreement dated April 18, 2001, we issued 1,105 shares of Series C 7% Cumulative Convertible Preferred Stock (Series C Preferred Stock). We relied, in connection with the sale of the shares of Series C Preferred Stock, upon the exemption from registration afforded by Section
4(a) of the Securities Act of 1933, as amended, and Rule 506 under Regulation
D. Each share of Series C Preferred Stock has a stated value of $1,000 per share. The shares of Series C Preferred Stock are convertible into shares of our common stock at the option of the holders, at any time after issuance until such shares of Series C Preferred Stock are manditorily converted or redeemed by us, under certain conditions. On June 14, 2001 we filed a registration statement registering 200% of the shares of common stock issuable upon the conversion of the 1,105 shares of Series C Preferred Stock. Pursuant to the share purchase agreement, upon the effective date of such registration statement, we were obligated to issue to the holders of Series C Preferred Stock an aggregate of 500 shares of Series C Preferred Stock in consideration for $500,000, under certain conditions.

         On June 6, 2001, pursuant to an amendment to the share purchase agreement, we issued 125 of the 500 shares of Series C Preferred Stock to be issued under share purchase agreement and 610,936 warrants to one of the investors, in consideration for $125,000. Pursuant to the amendment we are obligated to issue the remaining 375 shares of Series C Preferred Stock upon the effective date of the registration statement.



         In consideration for introducing us to the investors in the Series C Preferred Stock and assisting in structuring the share purchase agreement, we issued an aggregate of 105 shares of Series C Preferred Stock and 112,500 warants to two individual consultants.

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

           The number of shares of our common stock into which the Series C Preferred Stock shall be convertible into that number of shares of common stock equal to (i) the sum of (A) the stated value per share and (B) at the holder's election, accrued and unpaid dividends on such share, divided by (ii) the Conversion Price". The "Conversion Price" shall be the lesser of (x) 87.5% of the average of the 5 lowest daily volume weighted average prices of our common stock during the period of 60 consecutive trading days immediately prior the date of the conversion notice; or (y) 90% of the average of the daily volume weighted average prices during the period of the 5 trading days prior to the applicable closing date ($.4798 with respect to the 1,105 shares of Series C 7% Preferred Stock issued and outstanding). The Conversion Price is subject to certain floor and time limitations.

           At any time prior to October 24, 2001, we may redeem in whole or in part, the then issued and outstanding shares of Series C Preferred Stock at a price equal to $1,150 per share, plus all accrued and unpaid dividends, and after October 24, 2001 at a price equal to $1,200 per share, plus all accrued and unpaid dividends.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

         We are in breach of our Bank One loan covenants governing our credit line facility. Accordingly, the Bank has implemented higher interest rates on our balance outstanding of approximately $4,200,000 and is enforcing a restriction on principal repayment of all subordinated loans and notes payable. The parties affected by this restriction include the Business Development Bank of Canada, Roger Walters and Denise Dunne to who we owe approximately $450,000, $1,240,000, $2,900,000 respectively.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 6, 2001, we held an Annual Meeting of Shareholders at which the shareholders: (i) elected the Board of Directors for the ensuing year; (ii) ratified the appointment of Schwartz, Levitsky, Feldman, llp, as our independent chartered accountants for the ensuing year; (iii) ratified the adoption of our 2001 Stock Option Plan; (iv) approved the change of our corporate name from Thinkpath.com Inc. to Thinkpath Inc.; (v) amended our Articles of Organization to increase the authorized number of shares of our common stock from 15,000,000 to 30,000,000 shares; (vi) ratified the issuance of more than 2,712,979 shares of our common stock upon: 1) the conversion of our Series C 7% Preferred Stock; and 2) the exercise of warrants, which were issued in our April 2001 private placement offering; and, (vii) ratified the issuance of more than 2,760,979 shares of our common stock, if necessary, upon the issuance of shares of our common stock and/or shares of our common stock upon the exercise of warrants pursuant to a contemplated equity line of credit, which shares and/or warrants will be issued at a discount of up to 20% of the then prevailing market price of our common stock.


         (i) The following directors were elected to the Board of Directors and received the votes indicated:

                                 For                Against          Withheld

Declan A. French               7,106,199               -                 -
Kelly Hankinson                7,106,199               -                 -
John Dunne                     7,106,199               -                 -
Arthur S. Marcus               7,106,199               -                 -
Ronan McGrath                  7,106,199               -                 -
Joel Schoenfeld                7,106,199               -                 -
Robert Escobio                 7,106,199               -                 -

         Set forth below is a biographical description of each of our directors elected at our Annual Meeting of Shareholders held on June 6, 2001:

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

        Kelly Hankinson has served as our Chief Financial Officer since May 1999, on our Board of Directors since June 2000 and as our Secretary and Treasurer since March 2001. Ms. Hankinson served as our Vice President, Finance and administration and Group Controller from February 1994 to May 1999. Ms. Hankinson has a Masters Degree and a Bachelors Degree from York University.

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

        Arthur S. Marcus has served on our Board of Directors since April 2000. Mr. Marcus is a partner at the New York law firm of Gersten, Savage & Kaplowitz, LLP, our United States securities counsel. Mr. Marcus joined Gersten, Savage & Kaplowitz, LLP in 1991 and became a partner in 1996. Mr. Marcus specializes in the practice of United States Securities Law and has been involved in approximately 50 initial public offerings and numerous mergers and acquisitions. Mr. Marcus received a Juris Doctorate from Benjamin N. Cardozo School of Law in 1989.

        Ronan McGrath has served on our Board of Directors since June 2000. Mr. McGrath has served as the Chief Information Technology Officer of Rogers Communications Inc. and the President of Rogers Shares Services Inc., since their inceptions in 1996. Mr. McGrath was the Chief Information Technology Officer of Canadian National Railways from 1992 to 1996 and was a Senior Manager of Arthur Andersen from 1977 to 1979. Mr. McGrath was awarded the Canadian Chief Information Technology Officer of the Year Award in 1995. Mr. McGrath currently serves on Compaq Computer's Board of Advisers and is a member of the Board of Directors of The Information Technology Association of Canada.

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

        Robert Escobio has served on our Board of Directors since May 2001. Mr. Escobio is the President and Chief Executive Officer of Capital Investment Services, Inc., an investment brokerage firm based in Florida. In these roles, Mr. Escobio is responsible for all aspects of a "broker/dealer" including financial, compliance, sales and operational procedures. Mr. Escobio is also a Portfolio Manager for many prominent individuals and works with various international institutions, brokers, and dealers. Prior to being employed by Capital Investment Services, Inc, Mr. Escobio served as the Executive Vice President and International Director for Brill Securities Inc. where he managed portfolios for numerous high net-worth customers and performed institutional trading. Mr. Escobio also had numerous managerial roles in companies such as Cardinal Capital Management, Smith Barney, Prudential Securities and Dean Witter. Mr. Escobio holds an MBA and a BSBA in Finance and Management.


         (ii) The appointment of Schwartz, Levitsky Feldman, llp, to serve as our independent chartered accountants for the ensuing year was approved by the votes indicated:

For:          7,106,199
Against:      0
Withheld:     0
Non-votes:    0

         (iii) The adoption of our 2001 Stock Option Plan was approved by the votes indicated:

For:          7,106,199
Against:      0
Withheld:     0
Non-votes:    0

         The 2001 Stock Option Plan is administered by our Compensation Committee or our Board of Directors, which determines among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price. As of the date of this prospectus, we have issued options to purchase 335,000 shares of our common stock underlying the 2001 Stock Option Plan to certain of our directors, employees and consultants.

         The 2001 Stock Option Plan is effective for a period for ten years, expiring in 2011. Options to acquire 1,000,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. The 2001 Stock Option Plan is designed to enable management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the 2001 Stock Option Plan may be exercisable for up to ten years, generally require a minimum two year vesting period, and shall be at an exercise price all as determined by our Board of Directors provided that, pursuant to the terms of the underwriting agreement between us and our underwriters, the exercise price of any options may not be less than the fair market value of the shares of our common stock on the date of the grant. Options are non-transferable, and are exercisable only by the participant (or by his or her guardian or legal representative) during his or her lifetime or by his or her legal representatives following death. Upon a change in control of Thinkpath, the acceleration date of any options that were granted but not otherwise exercisable accelerates to the date of the change in control. Change in control includes (i) the sale of substantially all of our assets and merger or consolidation with another company, or (ii) a majority of the members of our Board of Directors changes other than by election by the shareholders pursuant to Board of Directors solicitation or by vacancies filled by the Board of Directors caused by death or resignation of such person.

         If a participant ceases affiliation with us by reason of death, permanent disability or retirement at or after age 65, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant ninety days to exercise the option, except for termination for cause which results in immediate termination of the option. Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the 2001 Stock Option Plan, subject to applicable securities regulation. The 2001 Stock Option Plan may be terminated or amended at any time by our Board of Directors, except that the number of shares of our common stock reserved for issuance upon the exercise of options granted under the 2001 Stock Option Plan may not be increased without the consent of our shareholders.


         (iv) The approval of the change of our corporate name from Thinkpath.com Inc. to Thinkpath Inc.

For:          7,106,199
Against:      0
Withheld:     0
Non-votes:    0

         (v) The amendment of our Articles of Organization to increase the authorized number of shares of our common stock from 15,000,000 to 30,000,000 shares.

For:          7,106,199
Against:      0
Withheld:     0
Non-votes:    0

         (vi) The ratification of the issuance of more than 2,712,979 shares of our common stock upon: 1) the conversion of our Series C 7% Preferred Stock; and
2) the exercise of warrants, which were issued in our April 2001 private placement offering.

For:          6,556,199
Against:      0
Withheld:     550,000
Non-votes:    0

         (vii) The ratification of the issuance of more than 2,760,979 shares of our common stock, if necessary, upon the issuance of shares of our common stock and/or shares of our common stock upon the exercise of warrants pursuant to a contemplated equity line of credit, which shares and/or warrants will be issued at a discount of up to 20% of the then prevailing market price of our common stock.

For:          6,656,199
Against:      0
Withheld:     450,000
Non-votes:    0




ITEM 5.  OTHER INFORMATION


             None.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Incorporated by reference to our Registration Statement on Form SB-2, as amended and filed on June 14, 2001.

(b)      Reports on Form 8-K.

         We did not file any reports on Form 8-K during the three-month period ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THINKPATH.COM INC.


Dated: August 14, 2001       By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer
                             and President