Form 10QSB/A
period 2001-06-30
THINKPATH COM INC
filed 2001-10-24
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB-A

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

                         55 UNIVERSITY AVENUE, SUITE 505
                        TORONTO, ONTARIO, CANADA M5J 2H7
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

      THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES BASED UPON THE LAST SALE PRICE ON OCTOBER 22, 2001 WAS APPROXIMATELY $4,196,561.

             AS OF OCTOBER 22, 2001 THERE WERE 15,536,601 SHARES OF
               COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES X NO _____

                                 THINKPATH INC.
                 JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB-A

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                     Page Number


Item 1.  Financial Statements

Revised Interim Consolidated Balance Sheets as of June 30, 2001
     and December 31, 2000...................................................4,5
Revised Interim Consolidated Statements of Income for the three months and six months ended June 30, 2001 and 2000...................................6
Revised Interim Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2001 and the year ended December 31,
     2000.......7
Revised Interim Consolidated Statements of Cash Flows for the six months ended
           June 30, 2001 and 2000..............................................8
Notes to Revised Interim Consolidated Financial Statements.....................9

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-QSB-A contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Thinkpath Inc. disclaims any obligations to update any forward-looking statements to reflect events or circumstances after the date hereof.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS







                                 THINKPATH INC.

                 REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2001

                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)




THINKPATH INC.
REVISED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                        2001             2000
                                                        ----             ----

                                                   $               $
                                     ASSETS
CURRENT ASSETS



    Accounts receivable                               6,954,557        7,857,999
    Inventory                                            62,967           93,670
    Income taxes receivable                             331,948          358,436
    Prepaid expenses                                    389,474          335,930
                                                     ----------        ---------

                                                      7,738,946        8,646,035

CAPITAL ASSETS                                        3,341,973        3,596,759

GOODWILL                                              8,424,854        8,585,290

INVESTMENT IN NON-RELATED COMPANIES                   1,502,565        1,318,091

LONG-TERM RECEIVABLE                                    273,530           83,450

OTHER ASSETS                                          1,374,671        1,812,889

DEFERRED INCOME TAXES                                   436,103        1,643,426
                                                     ----------        ---------


                                                     23,092,642       25,685,940
                                                     ==========       ==========






THINKPATH INC.
REVISED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                         2001              2000
                                                         ----              ----
                                                          $                   $
                                   LIABILITIES
CURRENT LIABILITIES


    Bank indebtedness                                  4,083,542      5,061,410
    Accounts payable                                   3,998,054      3,822,984
    Deferred revenue                                     177,425        219,308
    Current portion of long-term debt                    412,384        946,131
    Current portion of notes payable                   1,519,515      1,683,333
                                                      ----------     ----------

                                                      10,190,920     11,733,166

LONG-TERM DEBT                                           883,474        760,313

NOTES PAYABLE                                          1,639,456      1,641,667

CAPITAL STOCK PAYABLE                                    751,788        751,788
                                                      ----------     ----------


                                                      13,465,638     14,886,934
                                                      ----------     ----------


                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 5)                                25,605,830     23,759,415

DEFICIT                                              (15,080,923)   (12,306,862)

ACCUMULATED OTHER COMPREHENSIVE LOSS                    (897,903)      (653,547)
                                                      ----------     ----------

                                                       9,627,004     10,799,006
                                                      ----------     ----------

                                                      23,092,642     25,685,940
                                                     ===========     ==========






          The accompanying notes are an integral part of these revised interim consolidated financial statements.




THINKPATH INC.
REVISED INTERIM CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                              (RESTATED)                           (RESTATED)
                                           3 MONTHS ENDED    3 MONTHS ENDED   6 MONTHS ENDED     6 MONTHS ENDED
                                           JUNE 30, 2001      JUNE 30, 2000    JUNE 30, 2001      JUNE 30, 2000
                                           -------------      -------------    -------------      -------------
                                             $                  $                  $                $

REVENUE                                      10,015,284        12,196,894        20,717,885        22,037,865

COST OF SERVICES                              6,598,474         7,378,442        13,476,901        13,320,779
                                            -----------       -----------       -----------       -----------

GROSS PROFIT                                  3,416,810         4,818,452         7,240,984         8,717,086
                                            -----------       -----------       -----------       -----------

EXPENSES
  Administrative                              2,285,805         1,606,423         3,039,695         3,277,860
  Selling                                     1,619,886         2,279,282         3,263,646         3,791,066
  Financing expenses                            (51,111)             --             573,525              --
  Interest Charges                              246,937           303,573           492,986           552,001
  Depreciation and amortization                 560,986           432,498         1,123,706           714,162
  Restructuring costs                           173,311              --             452,764              --
                                            -----------       -----------       -----------       -----------
                                              4,835,814         4,621,776         8,946,322         8,335,089
                                            -----------       -----------       -----------       -----------
 NET INCOME (LOSS) BEFORE
  INCOME TAXES                               (1,419,004)          196,676        (1,705,338)          381,997

  Income taxes                                  200,030           (36,291)          403,992            42,031
                                            -----------       -----------       -----------       -----------

NET INCOME (LOSS)                            (1,619,034)          232,967        (2,109,330)          339,966
                                            ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK OUTSTANDING
  BASIC AND FULLY DILUTED                    14,713,383         4,449,048        13,869,253         4,278,762
                                            ===========       ===========       ===========       ===========

INCOME (LOSS) PER WEIGHTED
  AVERAGE COMMON STOCK
  AFTER PREFERRED DIVIDENDS
  BASIC AND FULLY DILUTED                         (0.11)            (0.05)            (0.15)             0.08
                                            ===========       ===========       ===========       ===========





          The accompanying notes are an integral part of these revised interim consolidated financial statements.




THINKPATH INC.
REVISED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND JUNE 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                                                                                        ACCUMULATED
                                   COMMON STOCK                                 CAPITAL                                    OTHER
                                     NUMBER OF    PREFERRED STOCK NUMBER OF      STOCK        RETAINED   COMPREHENSIVE COMPREHENSIVE
                                      SHARES                SHARES              AMOUNTS       EARNINGS   INCOME (LOSS) INCOME (LOSS)
                                                     A         B        C


Balance as at December 31, 2000       11,915,138     1,050      750     -      23,759,415    (12,306,862)                  (653,547)

Net loss for the period                  -           -         -        -          -            (490,296)     (490,296)
                                                                                                         -------------

Other comprehensive loss, net of tax:
   Foreign currency translation          -           -         -        -          -             -           (589,297)
   Adjustment to market value            -           -         -        -          -             -             (1,735)
                                                                                                         -------------
 Other comprehensive loss                                                                                    (591,032)     (591,032)
                                                                                                         -------------
Comprehensive loss                                                                                         (1,081,328)
                                                                                                         =============

Issuance of common stock for cash
                                         525,000     -         -        -         400,000        -

Common stock and warrants
issued in consideration of
services                                  30,632     -         -        -         246,980        -

Dividend on preferred stock              -           -         -        -         226,500       (226,500)

Conversion of preferred stock to
common stock                           1,875,839   (1,050)    (750)     -          -             -

                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of March 31, 2001          14,346,609     -         -        -      24,632,895    (13,023,658)                (1,244,579)


Net loss for the period                  -           -         -        -          -          (1,619,034)   (1,619,034)
                                                                                                         -------------

Other comprehensive income (loss), net of tax:
   Foreign currency translation          -           -         -        -          -             -             345,732
   Adjustment to market value            -           -         -        -          -             -                 944
                                                                                                         -------------
 Other comprehensive income                                                                                    346,676      346,676
                                                                                                         -------------
Comprehensive loss                                                                                          (1,272,358)
                                                                                                         =============

Issuance of preferred stock              -           -         -       1,230    1,230,000        -

Common stock and warrants issued, and
repriced in consideration of
services                                 150,000     -         -        -         107,702        -

Dividend on preferred stock              -           -         -        -         141,140       (154,138)

Conversion of preferred stock to
common stock                             266,774     -         -       (120)       -             -

Beneficial conversion on
Issuance of preferred stock              -           -         -        -         284,093       (284,093)

Allowance for deferred taxes recoverable
On issue expenses                                                                (790,000)
                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of June 30, 2001           14,763,383     -         -       1,110   25,605,830    (15,080,923)                  (897,903)
                                   -------------- --------- -------- -------- ------------ -------------                ------------







          The accompanying notes are an integral part of these revised interim consolidated financial statements.




THINKPATH INC.
REVISED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                                                                          RESTATED
                                                                               2001          2000
                                                                               ----          ----
                                                                                    $             $

Cashflows from operating activities
     Net income (loss)                                                     (2,109,330)      339,966
                                                                           ----------    ----------

     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
          Amortization                                                      1,123,705       774,162
          Decrease (increase) in accounts receivable                          840,226    (1,471,182)
          Decrease (increase) in prepaid expenses                             (50,568)      (96,550)
          Increase (decrease) in accounts payable                             167,969     1,032,538
          Increase in income taxes payable (receivable)                          --        (167,204)
          Decrease (increase) in short term investments                          --      (1,608,429)
          Decrease (increase) in deferred income taxes                        397,362       (41,485)
          Decrease (increase) in inventory                                     30,472       (70,567)
          Increase (decrease) in deferred revenue                             (44,685)         --
          Common stock and warrants issued for services                       354.682          --
          Long-term investment received for services                         (205,242)         --
                                                                           ----------    ----------
     Total adjustments                                                      2,613,921    (1,648,717)
                                                                           ----------    ----------

     Net cash used in operating activities                                    504,591    (1,308,751)
                                                                           ----------    ----------

Cash flows from investing activities
     Purchase of capital assets                                              (214,691)     (805,254)
     Purchase of other assets                                                (294,202)     (212,650)
     Increase in long-term receivable                                        (188,626)         --
     Cash payment for subsidiaries                                               --      (1,788,950)
                                                                           ----------    ----------

     Net cash used in investing activities                                   (697,519)   (2,806,854)
                                                                           ----------    ----------

Cash flows from financing activities
     Repayment of notes payable                                              (192,164)      496,068
     Repayment of long-term debt                                             (475,845)      (70,373)
     Cash received from long-term debt                                        225,000          --
     Proceeds from issuance of common stock                                   400,000       124,420
     Proceeds from issuance of preferred stock                              1,100,000     1,580,833
     Increase (decrease) in bank indebtedness                                (812,515)    1,152,381
                                                                           ----------    ----------

     Net cash provided by financing activities                                244,476     3,283,329
                                                                           ----------    ----------

Effect of foreign currency exchange rate changes                              (51,548)       83,775
                                                                           ----------    ----------

Net increase (decrease) in cash and cash equivalents                             --        (748,501)
Cash and cash equivalents
     -Beginning of period                                                        --       1,904,588
                                                                           ----------    ----------
     -End of period                                                              --       1,156,087
                                                                           ----------    ==========

SUPPLEMENTAL CASH ITEMS:
     Interest paid                                                            300,434       410,881
                                                                           ==========    ==========
     Income taxes paid                                                          3,992        42,031
                                                                           ==========    ==========

SUPPLEMENTAL NON-CASH ITEM:
     Preferred stock dividend                                                 664,731        29,600
                                                                           ==========    ==========



          The accompanying notes are an integral part of these revised interim consolidated financial statements.

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


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

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


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


2.  INVESTMENT IN NON-RELATED COMPANIES

           Investment in non-related companies are represented by the following:

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
                                                      ==========



           During the three months ended June 30, 2001, the company acquired an interest worth $130,242 in Tillyard Management Inc., a property management company, in consideration of a real estate management software system developed by Thinkpath Inc. This investment has been accounted for using the cost method.

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)



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

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


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

    d) Warrants

       During the three months ended June 30, 2001, the Company issued 723,436 warrants to the Series C Preferred Stock investors of which 663,484 have a strike price of $0.54 and expire on April 18, 2005. The balance of 59,952 have a strike price of $0.63 and expire on June 8, 2005.

       Following verbal agreements in December 2000, on January 24, 2001, the company signed an agreement with The Del Mar Consulting Group, a California corporation, to represent us in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals. The company issued a non-refundable retainer of 400,000 shares to Del Mar and are required to pay $4,000 per month for on-going consulting services. In addition, Del Mar has a warrant to purchase 400,000 shares of common stock at $1.00 per share and 100,000 shares at $2.00 which expires January 24, 2005 and which are exercisable commencing August 1, 2001. As the agreement to issue the non- refundable retainer was reached in December 2000, the 400,000 shares with a value of $268,000 has been included in the shares issued for services rendered and has been included in Acquisition costs and financing expenses for December 31, 2000. The commitment to issue the non-refundable deposit was effected in December 2000. The value of the warrants of $216,348 has been included in paid in capital in January 2001 and the expense is being reflected over the six month period ending August 1, 2001. In April 2001, the warrants were cancelled and new warrants were issued which are exercisable at $0.55. 200,000 of the warrants are exercisable commencing April 2001 and the balance are exercisable commencing August 1, 2001. The value of the change in the warrants of $29,702 has been included in the paid in capital in April 2001 and the additional expense is being amortized in the period to August 1, 2001.


6. RESTRUCTURING COSTS

       During the three months ended June 30, 2001, the Company recorded a restructuring charge of $173,311 for a year to date total of $452,764 as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring charge includes severance paid to employees of the London training office and the staff involved with software development for Njoyn. The support and marketing team for Njoyn continue to operate.

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)



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
                                           ==========              ==========               ==========              ==========


          b) Net Income (Loss) by Geographic Area

                                          Three Months            Three Months               Six Months              Six Months
                                       Ended June 30, 2001     Ended June 30, 2000      Ended June 30, 2001     Ended June 30, 2000
                                       -------------------     -------------------      -------------------     -------------------
                                                  $                       $                        $                       $
                             Canada      (1,194,448)                (489,364)              (1,906,989)               (568,328)
           United States of America        (424,586)                 722,331                 (202,341)                908,294
                                            -------                  -------               -----------              ----------
                                         (1,619,034)                 232,967               (2,109,330)                339,966
                                         ==========                  =======               ===========              ==========



THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


8. SEGMENTED INFORMATION (CONT'D)


           c)   Identifiable Assets by Geographic Area

                                                                                                June 30,             December 31,
                                                                                                    2001                   2000
                                                                                                    ----                   ----
                                                                                                       $                       $

                                  Canada                                                       6,933,549               8,979,711
                United States of America                                                      16,159,093              16,706,229
                                                                                              ----------              ----------
                                                                                              23,092,642              25,685,940
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

   b) Three former employees are alleging wrongful dismissal for the termination of their employment. No provision has been recorded in the accounts for possible losses. Should any expenditure be incurred by the company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

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

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)



10.  SUBSEQUENT EVENTS

     a) The Company has restructured its note payable to Roger Walters in September 2001, so that 1,200,000 shares will be issued in lieu of $450,000 cash reducing the balance of the note to $750,000. The balance will be paid over 3 years beginning January 1, 2003. The Company is current in its interest obligations to Roger Walters.

     b) As a result of Bank One's restriction on subordinated debt payments, the Company is in breach of its payment schedule to Denise Dunne. The Company is in negotiations to restructure its note payable to Denise Dunne. The Company hopes to reduce the cash amount owing and extend the payment terms. The Company is current in its interest obligations to Denise Dunne.

     c) On July 20, 2001, the Company received a Nasdaq Staff Determination indicating that the company is not in compliance with the bid price requirements for continued listing, as set forth in Nasdaq's Marketplace Rule 4310 (c)(8)(B). . On September 27, 2001, Nasdaq announced a moratorium on the minimum bid and public float requirements for continued listing on the exchange until January 2, 2002. The Company's stock will continue to be listed on Nasdaq during this period.

     d) During July 2001, 22,125 shares were issued for the options exercised by the Business Development Bank of Canada.

     e) On September 11, 2001, the Company's branch office located in the World Trade Centre was destroyed and its branch office at 195 Broadway was damaged and closed for a period of four weeks. The company cannot yet provide a reliable estimate of the effect of this destruction and closure on its operating results and financial condition.





11.  MANAGEMENT'S INTENTIONS

     Management has initiated substantial changes in operational procedures in an effort to return the company to profitability and to improve its cashflow and financial condition. Management has continued to coordinate its sales efforts to maximize organic and cross- selling initiatives. In addition, Management has continued its cost cutting initiatives including the termination of personnel and closure of non-productive offices and business lines. Management has successfully restructured some of its long-term debt obligations in addition to postponing significant obligations. The Company is currently making interest payments only on all long-term debt and notes payable. Effective June 2001, the Company retained Banc One Capital Markets to represent the company in certain investment banking opportunities. Management believes that despite the recent losses and negative working capital, it has developed a business plan that if successfully implemented, can substantially improve operational results and its financial condition.


12.  RESTATEMENT

     The financial statements as at December 31, 2000 have been restated to reflect the beneficial conversion on the issuance of preferred shares in the amount of $805,698 The financial statements as at March 31, 2001 have been restated to include warrants issued to Del Mar valued at $216,348 and the amortization of that expense reflected in financing costs in the amount of $72,116 The financial statements as of June 30, 2001 reflects an additional $29,702 for the re-pricing of the warrants for Del Mar in April 2001 and the amortization of the financing costs in the amount of $132,926. The un-amortized balance of $41,008 which will be amortized in the 3rd quarter of 2001 has been included in Prepaid expenses. The financial statements for March 31, 2001 and June 30, 2001 reflect additional allowances against the deferred income tax asset in the amounts of $200,000 and $990,000 respectively. Of these amounts $790,000 has been reflected as a reduction of paid in capital as the issue expenses were reduced by the estimated future tax benefit available on claiming the issue expenses as a Canadian income tax expense.

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

Overview

         We are a global provider of information technology and engineering, project outsourcing, recruitment, technical training and consulting and ASP-based skills management technology. Our customers include financial service companies, software and other technology companies, Canadian and American governmental entities and large multinational companies, including Bank of Montreal, General Electric, Bell Canada, Goldman Sachs, Chapters, Lucent Technologies, Cummins Engine, General Motors, CIBC, Xerox Corporation, American Express and Universal Industrial Corp.

          The books and records of our Canadian operations are recorded in Canadian dollars. For purposes of financial statement presentation, we convert balance sheet data to United States dollars using the exchange rate in effect at the balance sheet date. Income and expense accounts are translated using an average exchange rate prevailing during the relevant reporting period. There can be no assurance that we would have been able to exchange currency on the rates used in these calculations. We do not engage in exchange rate-hedging transactions. A material change in exchange rates between United States and Canadian dollars could have a material effect on our reported results.


The Three and Six Months Ended June 30, 2001 Compared to the Three and Six Months ended June 30, 2000

         For the three months ended June 30, 2001, we derived 66% of our revenue in the United States, which is consistent with the three months ended June 30, 2000. For the six months ended June 30, 2001, we derived 58% of our revenue in the United States compared to 64% for the six months ended June 30, 2000.

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

          For the three months ended June 30, 2001, technology sales represented 2% of total revenue compared to 1% for the three months ended June 30, 2000. For the six months ended June 30, 2001, technology sales represented 2% of total revenue compared to 1% for the six months ended June 30, 2000. We have developed proprietary software applications in two areas: human capital management and Web development. Njoyn is our human capital management system. Njoyn is a Web-based application that automates and manages the entire hiring process. The revenue associated with providing this software is allocated to an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements is based on our determination of the fair value of the elements as if they had been sold separately. The set-up fee and customization revenue is recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract. Revenue for the training is recorded as the services are rendered and the ongoing monthly fee is recorded each calendar month. There is no additional fee for hosting.

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

        Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of contract recruitment include contractor fees and benefits, resulting in an average gross profit of 29%. We do not attribute any direct costs to permanent placement services, therefore the gross profit on such services is 100% of revenue. The direct costs of technical publications and engineering outsourcing include wages, benefits, software training and project expenses. The average gross profit for outsourcing is 29%. The direct costs of information technology documentation services include wages, benefits, and project expenses. The average gross profit for information technology documentation is 31%. The direct costs of training include trainer salaries, benefits and travel as well as courseware. The average gross profit on training is 58%. The direct costs of our technology services are minimal and include hosting fees and software expenses. The average gross profit on technology is 95%.


Results of Operations

The Three and Six Months Ended June 30, 2001 Compared to the Three and Six Months ended June 30, 2000

         Revenue. Revenue for the three months ended June 30, 2001 decreased by $2,185,000 or 18%, to $10,015,000, as compared to $12,200,000 for the three months ended June 30, 2000. The decrease is primarily attributable to the decline in revenue of our technical publications and engineering services, information technology documentation and training divisions and the postponement or cancellation of contract start dates, as well as the general downturn in the economy.

         Revenue for the six months ended June 30, 2001 decreased by $1,320,000 or 6%, to $20,720,000, as compared to $22,040,000 for the six months ended June 30, 2000. The decrease is primarily attributable to the decline in revenue of our technical publications and engineering services, and training divisions and the postponement or cancellation of contract start dates, as well as the general downturn in the economy.

         Cost of Sales. The cost of sales for the three months ended June 30, 2001 decreased by $780,000, or 11%, to $6,600,000, as compared to $7,380,000 for the three months ended June 30, 2000. This decrease was a direct result of the decline in revenue. As a percentage of revenue, the cost of sales was 66% compared to 61% for the three months ended June 30, 2000. The cost of sales increased as a result of the increase in information technology contract sales, from which we derive a lower margin.

         The cost of sales for the six months ended June 30, 2001 increased by $160,000, or 1%, to $13,480,000, as compared to $13,320,000 for the six months ended June 30, 2000. This increase, despite the decline in sales, was a direct result of the increase in contract sales, from which we derive a lower margin. As a percentage of revenue, the cost of sales was 65% compared to 60% for the six months ended June 30, 2000.

         Gross Profit. Gross profit for the three months ended June 30, 2001 decreased by $1,400,000, or 29%, to $3,420,000, as compared to $4,820,000 for the three months ended June 30, 2000. This decrease was attributable to the decrease in revenue discussed above during the three months ended June 30, 2001. As a percentage of revenue, gross profit decreased from 39% to 34% for the three months ended June 30, 2001.

         Gross profit for the six months ended June 30, 2001 decreased by $1,480,000, or 17%, to $7,240,000, as compared to $8,720,000 for the six months ended June 30, 2000. This decrease was attributable to the decrease in revenue and the increase in cost of sales during the six months ended June 30, 2001. As a percentage of revenue, gross profit decreased from 40% to 35% for the six months ended June 30, 2001.

         Expenses. Expenses for the three months ended June 30, 2001 increased by $200,000 or 5% to $4,840,000 compared to $4,620,000 for the three months ended June 30, 2000. Administrative expenses increased $690,000 or 43% to $2,290,000 compared to $1,600,000 for the three months ended June 30, 2000. This increase is a result of increased corporate and technology overheads. Selling expenses for the three months ended June 30, 2001 decreased by $660,000 or 30% to $1,620,000 from $2,280,000 for the three months ended June 30, 2000. This decrease is attributable to the decrease in revenue. For the three months ended June 30, 2001, interest charges decreased by $50,000 or 17% to $250,000 from $300,000 for the three months ended June 30, 2000, primarily due to a reduction of long-term debt. For the three months ended June 30, 2001, depreciation and amortization expenses increased $130,000 or 30% to $560,000 from $430,000 for the three months ended June 30, 2000. This increase is primarily attributable to the increase in capital assets and the acquisition of other assets. For the three months ended June 30, 2001, restructuring charges related to the termination of personnel and the closure of non-productive branch offices were $170,000 compared to zero for the three months ended June 30, 2000.

        Expenses for the six months ended June 30, 2001 increased by $610,000 or 7% to $8,950,000 compared to $8,340,000 for the six months ended June 30, 2000. Administrative expenses decreased $240,000 or 7% to $3,040,000 compared to $3,280,000 for the six months ended June 30, 2000. Selling expenses for the six months ended June 30, 2001 decreased by $530,000 or 14% to $3,260,000 from $3,790,000 for the six months ended June 30, 2000. This decrease is attributable to the decrease in revenue. Financing costs increased $570,000 for the six months ended June 30, 2001 to $570,000 compared to $0 for the six months ended June 30, 2000 and relate primarily to the series C preferred share placement that occurred in April 2001. For the six months ended June 30, 2001, interest charges decreased by $60,000 or 11% to $490,000 from $550,000 for the six months ended June 30, 2000, primarily due to a reduction of long-term debt. For the six months ended June 30, 2001, depreciation and amortization expenses increased $410,000 or 58% to $1,120,000 from $710,000 for the six months ended June 30, 2000. This increase is primarily attributable to the increase in capital assets and the acquisition of other assets. For the six months ended June 30, 2001, restructuring charges related to the termination of personnel and the closure of non-productive branch offices were $450,000 compared to $0 for the six months ended June 30, 2000.

         Net Income (Loss) Before Income Tax. Net income before income tax for the three months ended June 30, 2001 decreased by $1,620,000, to a net loss of $1,420,000 as compared to net income before income tax of $200,000 for the three months ended June 30, 2000.

         Net income before income tax for the six months ended June 30, 2001 decreased by $2,090,000, to a net loss of $1,710,000 as compared to net income before income tax of $380,000 for the six months ended June 30, 2000.

Liquidity and Capital Resources

         Our primary sources of cash are a credit facility of $7,000,000 with Bank One and proceeds from the sale of equity securities. At June 30, 2001, we had $4,084,000 outstanding on our Bank One credit facility. For the six months ended June 30, 2001, we raised $1,500,000 from the issuance of common and preferred stock.

         At June 30, 2001, we had negative cash or cash equivalents and a working capital deficiency of $2,450,000. At June 31, 2001, we had cash flow from operations of $500,000. At June 30, 2000, we had cash and cash equivalents of 1,160,000 and a working capital deficiency of $190,000. At June 30, 2000, we had a cash flow deficiency from operations of $1,310,000, due primarily to expenditures in short-term investments.

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

         At June 30, 2001, we had a cash flow deficit from investing activities of $700,000 attributable primarily to the purchase of capital assets of $210,000 increase in long-term investments of $290,000 and long-term receivables of $190,000. At June 30, 2000, we had a cash flow deficit from investing activities of $2,810,000 attributable primarily to the purchase of capital assets of $810,000, other assets of $210,000 and cash payment for subsidiaries of $1,790,000.

         At June 30, 2001, we were in breach of the loan covenants governing our credit line facility with Bank One. As a result, the bank has enforced a restriction on principal repayment of all subordinated loans and notes payable. The parties affected by this restriction include the Business Development Bank of Canada, Roger Walters and Denise Dunne to whom we owe approximately $450,000, $1,200,000, and $1,900,000 respectively.

         At June 30, 2001, we were also in breach of the working capital covenants governing our operating loans with the Business Development Bank of Canada. The bank has agreed to a temporary deferment of principal payments until January 2002. We are current in our interest obligations to the Business Development Bank of Canada.

         As a result of Bank One's restriction on subordinated debt payments, we are currently in breach of our payment schedule to Roger Walters. We have restructured our note payable to Roger Walters, so that 1,200,000 shares will be issued in lieu of $450,000 cash reducing the balance of the note to $750,000. The balance will be paid over 3 years beginning January 1, 2003. We are current in our interest obligations to Roger Walters.

         As a result of Bank One's restriction on subordinated debt payments, we are in breach of our payment schedule to Denise Dunne. We are currently in the process of restructuring our note payable to Denise Dunne. We hope to reduce the cash amount owing and extend the payment terms. We are current in our interest obligations to Denise Dunne.

         During the last few months, we have initiated substantial changes in operational procedures in an effort to return to profitability and to improve our cash flow and financial condition. We have continued to coordinate our sales efforts to maximize organic and cross-selling initiatives. In addition, we have continued our cost cutting initiatives including the termination of personnel and closure of non-productive offices and business lines. We have also successfully restructured some of our long-term debt obligations in addition to postponing significant obligations.

         In June 2001, we retained Banc One Capital Markets to represent us in certain investment banking opportunities. We are exploring several opportunities, including joint ventures, strategic partnerships, spin-offs of subsidiaries, and the potential sale or downsizing of other smaller business units.

         We believe, despite our recent losses and negative working capital, that we have developed a business plan that if successfully implemented could substantially improve our operational results and financial condition.


Recent Events

         On June 6, 2001, we changed our corporate name from Thinkpath.com Inc. to Thinkpath Inc. in order to more accurately reflect our expanded suite of services.

         On July 20, 2001, we received a Nasdaq Staff Determination letter indicating that we are not in compliance with the bid price requirements for continued listing, as set forth in Nasdaq's Marketplace Rule 4310 (c)(8)(B). On September 27, 2001, Nasdaq announced a moratorium on the minimum bid and public float requirements for continued listing on the exchange until January 2, 2002. Our common stock will continue to be listed on the Nasdaq SmallCap Market during this period.

         As a result of the September 11, 2001 terrorist attack our branch office located in the World Trade Center in New York City was destroyed and our branch office located at 195 Broadway was damaged and closed for a period of four weeks. We are currently unable to provide a reliable estimate of the effect of the destruction and closure of our offices on our operating results and financial condition.

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

         John James Silver, a former employee, commenced an action against us in the Supreme Court of the State of New York, County of New York, Index No. 1113642/01, alleging breach of contract, quantum meruit, and account stated. Mr. Silver is seeking $81,147 in damages. Specifically, Mr. Silver alleges that we have breached an employment agreement with him, claiming that we owe him damages representing unpaid salary, vacation time, a car allowance, severance pay and stock options. Mr. Silver also claims that we owe him damages for allegedly having defaulted on payment for certain services that he performed. We are in the process of answering Mr. Silver's complaint, which was recently filed, and will defend this action vigorously.

         We are not party to any other litigation, pending or otherwise.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to a share purchase agreement dated April 18, 2001 (Series C Preferred Stock Purchase Agreement), we issued 1,105 shares of Series C 7% Cumulative Convertible Preferred Stock (Series C Preferred Stock) and 663,484 common stock purchase warrants. The Series C Preferred Stock and the common stock purchase warrants were issued pursuant to Section 4(2) of the Securities Act and each of the investors was a sophisticated, accredited investor who took the shares for investment purposes. There was no underwriter involved in the transaction.

         Each share of our Series C Preferred Stock has a stated value of $1,000 per share. The shares of Series C Preferred Stock are convertible into shares of our common stock at the option of the holders of the Series C Preferred Stock at any time after issuance until we force the conversion of the shares of Series C Preferred Stock. We are required to convert all such shares of Series C Preferred Stock that remain outstanding after April 18, 2003.

         Each of the 663,484 warrants is exercisable at any time and in any amount until April 18, 2005 at a purchase price of $.5445.

         Pursuant to the registration requirements under the Series C Preferred Stock Purchase Agreement, we filed a registration statement on June 7, 2001 (Registration Statement) registering 200% of the shares of common stock issuable upon the conversion of all the shares of Series C Preferred Stock issued and to be issued and 100% of the shares of common stock issuable upon exercise of the common stock purchase warrants. Upon the effective date of this registration statement, we will be obligated to issue to the investors an aggregate of 500 shares of Series C Preferred Stock and additional common stock purchase warrants in consideration for an additional $500,000. The issuance of the additional 500 shares of Series C Preferred Stock and warrants is subject to the satisfaction or waiver of the following conditions: (a) that immediately available funds have been delivered by each investor; (b) that all representations and warranties by the parties shall have remained true and correct and (c) that all permits and qualifications required by any state shall have been obtained.

         On June 6, 2001 the Series C Preferred Stock Purchase Agreement was amended (Amended Series C Preferred Stock Purchase Agreement) to restructure the terms of the issuance of the additional 500 shares of Series C Preferred Stock. Pursuant to the Amended Series C Preferred Stock Purchase Agreement, we issued 125 shares of the 500 shares of Series C Preferred Stock to be issued and 59,592 warrants to one investor in consideration for $125,000. Pursuant to the Amended Series C Preferred Stock Purchase Agreement we are obligated to issue the remaining 375 shares of Series C Preferred Stock and 112,500 warrants to the investors.

         Each of the 59,952 warrants is exercisable at any time and in any amount until June 8, 2005 at an exercise price of $.6225 per share.

         At any time prior to October 24, 2001, we may, in our sole discretion, redeem in whole or in part, the then issued and outstanding shares of Series C Preferred Stock at a price equal to $1,150 per share, plus all accrued and unpaid dividends, and after October 24, 2001 at a price equal to $1,200 per share, plus all accrued and unpaid dividends. As of the date of this prospectus, there are 1,110 shares of Series C 7% Convertible Preferred Stock and 723,436 common stock purchase warrants outstanding.

         At any time prior to October 24, 2001, we may, in our sole discretion, redeem in whole or in part, the then issued and outstanding shares of Series C Preferred Stock at a price equal to $1,150 per share, plus all accrued and unpaid dividends, and after October 24, 2001 at a price equal to $1,200 per share, plus all accrued and unpaid dividends. As of the date of this prospectus, there are 985 shares of Series C 7% Convertible Preferred Stock and 663,484 warrants outstanding.

             On April 18, 2001, an additional 140,000 shares were issued to International Consulting Group for financial consulting services rendered pursuant to a December 14, 2000 consulting agreement.

         On April 30, 2001, we issued the following in satisfaction of finder's fees related to the Series C Preferred Stock placement: 79,134 shares to KSH Investment; 23,622 shares to Bakara Corp; 23,622 shares to Flimwell Investments; and 23,622 shares to Robert B. Prag.

         On April 30, 2001, we issued 90,000 shares of our common stock to DailyFinancial.com, Inc. in consideration of investors' communications and public relations services. The agreement was for a term commencing on April 1, 2001 and ending on September 30, 2001.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

         We are in breach of the loan covenants governing our credit line facility with Bank One. As a result, the bank has enforced a restriction on principal repayment of all subordinated loans and notes payable. The parties affected by this restriction include the Business Development Bank of Canada, Roger Walters and Denise Dunne to whom we owe approximately $450,000, $1,200,000, and $1,900,000 respectively.



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

        Joel Schoenfeld has served on our Board of Directors since April 2001. Mr. Schoenfeld has served as an Executive Vice President and General Counsel of BMG Entertainment (BMG), the entertainment division of Bertelsmann AG, since 1989, with responsibility for all legal and business affairs of BMG worldwide. In his capacity as Executive Vice President and General Counsel, Mr. Schoenfeld is responsible for negotiating and analyzing new and existing business ventures and territorial expansion on a global level; international intellectual policy issues; international antitrust and competition legal matters; and privacy and database protection compliance. Mr. Schoenfeld has focused on policy matters impacting the entertainment business, and particularly e-commerce. In recognition of this, he was appointed 1 of 12 Commissioners on the Industry Advisory Commission to the World Intellectual Property Organization. Mr.Schoenfeld is a member of the Executive Board and Central Board of Directors of the IFPI, the international trade federation for the worldwide music business. He was elected Chairman of the IFPI Council in 1999, a position he still holds. Mr. Schoenfeld served as General Counsel and Executive Vice President at the RIAA (the trade association of U.S. record producing companies), where he worked for 12 years prior to joining BMG, and then served on RIAA's Board of Directors for the next 10 years.

         Robert Escobio has served on our Board of Directors since May 2001. Mr.Escobio is the President and Chief Executive Officer of Capital Investment Services, Inc., an investment brokerage firm based in Florida. In these roles, Mr. Escobio is responsible for all aspects of a "broker/dealer" including financial, compliance, sales and operational procedures. Mr. Escobio is also a Portfolio Manager for many prominent individuals and works with various international institutions, brokers, and dealers. Prior to being employed by Capital Investment Services, Inc, Mr. Escobio served as the Executive Vice President and International Director for Brill Securities Inc. where he managed portfolios for numerous high net-worth customers and performed institutional trading. Mr. Escobio also had numerous managerial roles in companies such as Cardinal Capital Management, Smith Barney, Prudential Securities and Dean Witter. Mr. Escobio holds an MBA and a BSBA in Finance and Management.


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

ITEM 5.  OTHER INFORMATION


             None.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Incorporated by reference to our Registration Statement on Form SB-2, as amended and filed on October 16, 2001.

(b)      Reports on Form 8-K.

         We did not file any reports on Form 8-K during the three-month period ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THINKPATH INC.


Dated: October 22, 2001      By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer
                             and President