Form 10KSB/A
period 2000-12-31
THINKPATH COM INC
filed 2001-10-26
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 001-14813

                                 THINKPATH INC.
                ------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

     THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING STOCK HELD BY
      NON-AFFILIATES BASED UPON THE LAST SALE PRICE ON OCTOBER 23, 2001 WAS
                            APPROXIMATELY $4,196,561.

    AS OF OCTOBER 23, 2001 THERE WERE 15,536,601 SHARES OF COMMON STOCK, NO
                  PAR VALUE PER SHARE, ISSUED AND OUTSTANDING.


                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained herein including, without limitation, those concerning (i) Thinkpath Inc.'s, formerly known as Thinkpath.com Inc., ("Thinkpath"), strategy, (ii) Thinkpath's expansion plans and (iii) Thinkpath's capital expenditures, contained forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) concerning Thinkpath's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Thinkpath undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                EXPLANATORY NOTE

         This amendment on Form 10-KSB-A of Thinkpath's annual report on Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 3, 2001, and amended on May 18,2001 amends the information previously reported under Part I, Part II and Part III of the Form 10-KSB for the year ended December 31, 2000.

                                 THINKPATH INC.
                       2000 ANNUAL REPORT ON FORM 10-KSB-A

                                TABLE OF CONTENTS




                                     PART I



Item 1.  Business............................................................. 3
Item 2.  Properties.................. ........................................ 9
Item 3.  Legal Proceedings.................. .................................10
Item 4.  Submission of Matters to Vote of Security Holders....................11

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
           Matters............................................................12
Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................13
Item 7.  Financial Statements........................................F-1 to F-38
Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures..............................................18

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant;
           Compliance with Section 16(a) .....................................19
Item 10. Executive Compensation...............................................22
Item 11. Security Ownership of Certain Beneficial Owners and Management.......30
Item 12. Certain Relationships and Related Transactions.......................32
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K......34

Signatures....................................................................37

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


          Information in this prospectus may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These factors include the risks described in "Risk Factors." Forward-looking statements, which involve assumptions and describe our future plans strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.


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

             The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On October 23, 2001, the exchange rate was Cdn$0.63601 per US$1.00.


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


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS


         Unless otherwise indicated, all reference to "Thinkpath", "us", "our" and "we" refer to Thinkpath Inc. and its wholly-owned subsidiaries:
Systemsearch Consulting Services Inc., an Ontario corporation, International Career Specialists Ltd., an Ontario corporation, Cad Cam, Inc., an Ohio corporation, ObjectArts Inc., an Ontario corporation, ObjectArts US Inc., a
New York corporation, MicroTech Professionals Inc., a Massachusetts corporation, Njoyn Software Inc., a Canadian corporation and TidalBeach Inc., an Ontario corporation.

Overview

          We are a global provider of information technology and engineering project outsourcing, recruitment and staffing, technical training and consulting and ASP-based skills management technology. Our customers include financial services companies, software and other technology companies, Canadian and American governmental entities and large multinational companies, including Bank of Montreal, Bell Canada, Goldman Sachs, Chapters, Lucent Technologies, Cummins Engine, General Electric, General Motors, CIBC, Xerox Corporation, EDS, America Express and Universal Industrial Corp. (ESI).

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

          Furthermore, as competition increases and companies are compelled to focus on core competencies, outsourcing is a popular option for reducing research, infrastructure, and support costs. The Gartner Group estimates that 60% of all companies will outsource some or all of their IT infrastructure by 2001. Worldwide spending on outsourcing is expected to top $151 billion in 2003, with information technology comprising the fastest-growing segment of this market.

Business Strategy

          We work to improve the technical resource performance of large and high-growth corporations by offering a complete array of IT and engineering solutions including outsourcing, recruiting, training and technology services.


         Our business objective is to increase gross revenue by 22% by 2002. We aim to increase market share in each of our service markets by effectively cross-selling our services and emphasizing to clients the advantages of a flexible, one-stop service provider.


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

Outmaneuver the competition with technology

         We have established an extensive technology strategy and infrastructure that we believe provide us with a competitive advantage over less technologically advanced competitors. The primary components of this strategy and infrastructure are described below.

Back office infrastructure

         We have invested heavily in the creation and support of an integrated technological infrastructure that links all offices and employees and promotes uniformity in certain functions. From an accounting program that provides for real-time financial reporting across dispersed branch offices to our intranet to Njoyn, each of our employees has access to the tools and information that help them to be productive. This infrastructure helps us integrate our acquisitions more easily and cost-effectively than would otherwise be possible.

Njoyn Software

         To date, we have spent approximately $2 million on research and development related to Njoyn. Njoyn is currently being used by several companies including Amicus (a retail division of CIBC), GT Group Telecom, and Microsoft Canada. Njoyn is also used internally at all of our offices to manage the recruitment portion of our business.

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

     The Njoyn hiring cycle

         The following is a description of a typical hiring cycle with respect to the use of Njoyn:

- - A recruiter accesses Njoyn on his Web browser and enters a job description, specifying the skills and qualities he is looking for in a candidate. He then selects from a number of broadcast options including job boards such as Monster, our Web site, intranet or internal referral programs, and any recruitment agencies he works with. One click posts the job to all selected sources.

- - The skills profiles of prospective candidates are mapped against the job requirements the recruiter specified and assigned a percentage match, allowing the recruiter to quickly identify top applicants. Declined candidates are automatically e-mailed and their files are stored for future reference.

- - Once the top candidates have been identified, the interviewing process begins. All interview scheduling, interview notes, and candidate and internal communications are managed by Njoyn's workflow system. - - Throughout the process, Njoyn frees recruiters from the least productive aspects of their role, letting them focus on people, not paperwork. The result is increased recruiting speed and a lower cost to hire.

     Njoyn2

         In July 2001 we released Njoyn2, a revised and updated version of the Njoyn software containing significant technological advancements. We have begun the process of filing for several technology patents with respect to such technological advancements. We are continuing to add new features to Njoyn2 and believe that the advanced product will move us to the forefront of the industry and provide us with an increased competitive advantage in the marketplace.

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

Collateral and Sales Support

         As we acquire new companies, new collateral such as company forms, stationery, promotional materials, and marketing kits, must necessarily be produced to more accurately reflect our expanded service offerings. In 2001, we intend to commence a complete evaluation and refinement of our collateral program.

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

Loyalty Programs

         Based on our detailed market and client research, we intend to segment our client-base and develop carefully targeted loyalty programs to encourage strong relationships. We contemplate developing programs for both corporate clients and career candidates. These programs will largely be administered and offered through our Web portal.

Customers

         Our clients are large and high-growth corporations from a wide variety of industries across North America and Europe. These customers include Fortune 500 companies and other high-profile companies. We believe that our high profile customer base provides us credibility when pursuing other customers.

The following is a partial listing of our clients:

Bank of Montreal
Bell Canada
Boeing
Chase Manhattan Bank
CIBC
City of New York
Cummins
DMR Group
ESI Fiscal
Federal Express
Ford Motor Co.
General Electric
General Motors
Goldman Sachs
Hewlett-Packard
Merrill Lynch
Microsoft
Toronto Stock Exchange


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

Employees and Consultants

Employees


         Our staff as of October 23, 2001, consists of 116 full-time employees, including 64 recruiters, 23 account managers/salespeople and 29 administrative employees. Our staff at December 31, 2000 consisted of 180 full-time employees, including 80 recruiters, 50 account managers/salespeople and 50 administrative employees. We are not party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees.

Consultants


         We enter into consulting agreements with the information technology and engineering professionals at hourly rates negotiated with each information technology professional based on each such individual's technical and other skills. The agreements provide that the information technology and engineering professional is responsible for taxes and all other expenses and that the information technology professional is not our employee for tax or other legal purposes. As of October 23, 2001, approximately 400 contract workers were placed by us who are performing services for our customers. At December 31, 2000 there were approximately 390 contract workers placed by us who were performing services for our customers.


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


ITEM 2.  PROPERTIES

         We maintain our headquarters in 24,924 square foot offices located at 55 University Avenue in Toronto, Ontario, Canada. We have leased such facility for a term of ten years terminating in December, 2007. We pay annual base rent of $750,908. We lease additional offices at the following locations:



Location                     Square Feet     Lease Expiration       Current Rent Per Annum
--------                     -------------   -------------------    ----------------------

Etobicoke, Ontario               1,610               4/13/03               $22,300
New York, New York               1,214              10/31/01               $47,353
Dayton, Ohio                     8,426              10/31/01               $83,000
Indianapolis, Indiana            2,025              12/31/01               $30,881
Columbus, Ohio                   1,000              01/31/02               $19,200
Cincinnati, Ohio                 2,256              09/30/01               $22,560
Tampa, Florida                     930              03/31/02               $12,741
Detroit, Michigan               15,328              08/13/02              $149,316
Charleston, South
Carolina                           900              12/31/01               $15,120
Atlanta, Georgia                 5,824              06/30/02               $78,360
Boston, Massachusetts            4,500              10/31/02              $119,280
New York, New York              12,265              08/31/06              $220,000
Toronto, Ontario                24,924              12/31/07              $750,908
Mississauga, Ontario             2,000              12/31/02               $35,264


ITEM 3.  LEGAL PROCEEDINGS

         We are a party to the following pending legal proceedings:

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

           Norbert Mika, a former employee of Thinkpath Training Inc. (formerly ObjectArts Inc.), instituted an action against us in the Ontario Superior Court of Justice, City of Kitchener, Regional Municipality of Waterloo, Ontario, Court File No.C-745/01, alleging wrongful dismissal. Specifically, Mr. Mika claims that we terminated him without cause and he is seeking $195,000 in damages, plus punitive damages and attorneys' fees. We have filed a statement of defense, and as of the date hereof, discovery has commenced, and we intend to defend ourselves and prosecute our claim vigorously.

         Glenn Cressman, a former employee of Thinkpath Training Inc. (formerly ObjectArts Inc.), instituted an action against us in the Ontario Superior Court of Justice, City of London, Ontario, Court File No. 37208, alleging wrongful dismissal. Specifically, Mr. Cressman claims that we terminated him without cause and he is seeking $100,000 in damages, plus punitive damages and attorneys' fees. We have filed a statement of defense, and as of the date hereof, discovery has commenced, and we intend to defend ourselves and prosecute our claim vigorously.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock began trading on the Nasdaq SmallCap Market on June 8, 1999, when we completed our initial public offering. Our common stock is listed on the Nasdaq SmallCap Market under the symbol "THTH". As of October 23, 2001, we had 15,536,601 shares of common stock outstanding. The following table sets forth the high and low sale prices for our common stock as reported on the Nasdaq SmallCap Market.


Fiscal 1999                                        High                Low
-----------                                        ----                ---

Third Quarter                                     $5.25             $2.813
Fourth Quarter                                   $4.969             $2.938

Fiscal 2000
First Quarter                                    $4.438             $2.275
Second Quarter                                   $4.750             $3.188
Third Quarter                                    $3.563             $2.125
Fourth Quarter                                   $2.265             $0.375

Fiscal 2001
First Quarter                                    $1.688             $0.563
Second Quarter                                    $0.57              $0.30
Third Quarter (through October 23, 2001 )         $0.57              $0.20



           As of October 23, 2001, we had 100 holders of record and approximately 1,063 beneficial shareholders.

           On October 23, 2001, the last sale price of our common stock as reported on the Nasdaq SmallCap Market was $0.29.

                                 DIVIDEND POLICY

                  We have never paid or declared dividends on our common stock. The payment of cash dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors. We intend to retain future earnings for use in our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the selected historical financial data, revised financial statements and notes thereto and our other historical financial information contained elsewhere in this Annual Report on Form 10-KSB-A. The statements contained in this Annual Report on Form 10-KSB-A that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Exchange Act of 1934, including statements regarding our expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this prospectus are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statement. It is important to note that our actual results could differ materially from those in such forward-looking statements.


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

          For the year ended December 31, 2000, we derived 65% of our revenue in the United States as compared to 39% in the year ended December 31, 1999. Our primary source of revenue was outsourcing and managed services, representing 51% of total revenue. Recruitment services represented 31%, technical training 16% and technology sales 2% of our total revenue.

Acquisitions

          In April 1998, we acquired all the issued and outstanding capital stock of Systemsearch Services Inc. and Systems PS Inc. from John R. Wilson for aggregate consideration $98,000 and 130,914 shares of our common stock. Systems PS Inc. is inactive but holds certain assets utilized by Systemsearch Consulting Services Inc. in its operations. The acquisition was effective as of January 2, 1997. Declan A. French, our President and Chairman of the Board, participated in the management of Systemsearch Consulting Services Inc. We shared data and operating information systems with Systemsearch Consulting Services Inc. during the year ended December 31, 1997. Accordingly, our Consolidated Financial Statements incorporate the operations of Systemsearch Consulting Services Inc. since January 1, 1997.

          On May 19, 1998, we completed the acquisition of all the issued and outstanding shares of capital stock of International Career Specialists Ltd. for $326,000 in cash and 130,914 shares of our common stock to John A. Irwin, who was not affiliated with us prior to this acquisition. In connection with the acquisition, International Career Specialists Ltd. made a distribution to Mr. Irwin of certain of its assets that were not necessary for the operation of the business. The transaction was effective as of January 1, 1998. Declan A. French and some of our other officers participated in the management of International Career Specialists Ltd. during the year ended December 31, 1998. Accordingly, our Consolidated Financial Statements incorporate the operation of International Career Specialists Ltd. since January 1, 1998.

          In November 1998, we completed the acquisition of certain assets of Southport Consulting, Inc. from Michael Carrazza, one of our former directors, for an aggregate of $250,000 in cash and shares of our common stock. In February 2001, Mr. Carrazza instituted an action against us in the Supreme Court of the State of New York alleging breach of contract and unjust enrichment. Mr. Carrazza is seeking $250,000 in damages specifically claiming that we failed to deliver cash and/or stock under the asset purchase agreement. The action is currently in the discovery phase.

         In September 1999, we completed the acquisition of all the issued and outstanding capital stock of Cad Cam, Inc., an Ohio corporation, for an aggregate of $2,000,000 in cash, $2,500,000 pursuant to a promissory note and $1,500,000 of our common stock to Roger W. Walters, Cad Cam, Inc.'s former president. As part of the transaction, Mr. Walters was elected to serve as one of our directors. Mr. Walters was not affiliated with us prior to the acquisition. On March 14, 2001, Mr. Walter resigned from the Board of Directors effective March 30, 2001.

         On January 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of ObjectArts Inc., an Ontario corporation, in consideration of: (i) the issuance of $900,000 of our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund of an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our acquisition of ObjectArts Inc.; and (iii) the issuance of $1,100,000 of our common stock to the existing shareholders of ObjectArts Inc. As part of the transaction, we entered into employment agreements with Marilyn Sinclair and Lars Laakes, former officers of ObjectArts, Inc. Such employment agreements were for a term of three years commencing on January 1, 2000, the effective date of the acquisition, with annual salaries of $82,000 and $75,000 per year, respectively. Neither Ms. Sinclair nor Mr. Laakes were affiliated with us prior to the acquisition. On March 9, 2001, Ms. Sinclair resigned as an officer of Thinkpath. On April 9, 2001 Ms. Sinclair resigned from our Board of Directors.

         On March 6, 2000, we completed the acquisition of 80% of E-Wink, Inc., a Delaware corporation, in consideration of: i) 300,000 shares of our common stock valued at $975,000; and ii) warrants to purchase an aggregate of 500,000 shares of our common stock at a price of $3.25 per share for a period of five years valued at $1,458,700. E-Wink was formed to match providers of venture capital, bridge loans and private placement capital with members of the brokerage community.

         On April 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of MicroTech Professionals, Inc., a Massachusetts corporation, in consideration for up to an aggregate of $4,500,000 in a combination of cash, notes payable and shares of our common stock, subject to the achievement of specific performance criteria. On April 25, 2000, we paid to Denise Dunne-Fushi, the sole shareholder of MicroTech Professionals, Inc., $2,500,000, which was paid in accordance with the following schedule: (i) $1,250,000 in cash; (ii) the issuance of a $750,000 principal amount unsecured promissory note; and (iii) the issuance of 133,333 shares of our common stock. As part of the transaction, we entered into an employment agreement with Mrs. Dunne-Fushi, the former President of MicroTech Professionals, Inc. Such employment agreement was for a term of one year commencing on April 25, 2000, with an annual salary of $125,000 and a bonus of $25,000. Mrs. Dunne-Fushi was not affiliated with us prior to the acquisition. Thinkpath and Mrs. Dunne-Fushi are currently in the process of negotiating the terms of the renewal of her employment agreement. Mrs. Dunne-Fushi continues to serve as our Vice President and as the President of MicroTech Professionals, Inc. on a month-to-month basis under the same terms described above.

         On November 15, 2000, we consummated a business combination with TidalBeach Inc., a Web development company incorporated in the Province of Ontario. In consideration for the business combination, we issued 250,000 shares of our common stock to its two shareholders. As part of the transaction, we entered into an employment agreement with Michael Reid, the former President of TidalBeach Inc. Such employment agreement is for a term of 2 years commencing on November 15, 2000 with an annual salary of $123,000.

         The acquisitions of Systemsearch Consulting Services Inc., International Career Specialists, Cad Cam, Inc., and MicroTech Professionals, Inc. were accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the assets of the acquired entity based on fair market value. In connection with the acquisitions of Systemsearch Consulting Services Inc., International Career Specialists Ltd. and all of the issued and outstanding stock of Cad Cam, Inc., MicroTech Professionals, Inc., and E-Wink, Inc. we recorded $449,000, $851,000, $5,520,000, $3,010,000, and

$2,430,000 respectively, in goodwill, which is being amortized over 30 years in accordance with generally accepted accounting principles as applied in the United States. At December 31, 2000, we wrote-off goodwill related to E-Wink, Inc. and International Career Services Ltd as these entities have ceased to operate and therefore the goodwill has been determined to have no value.

         The combinations of ObjectArts Inc. and TidalBeach Inc. were accounted for using the pooling of interests method of accounting. In connection with the combination of ObjectArts Inc., we issued 527,260 shares of our common stock for all of the outstanding common stock of the combined company. In connection with the combination of TidalBeach Inc., we issued 250,000 shares of our common stock for all of the outstanding common stock of the combined company. Accordingly, the consolidated financial statements for the period ending December 31, 1999 have been retroactively restated to reflect the combinations.


Results of Operations

The Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

         The following table presents certain of our financial data as a percentage of our revenue based on information derived from our revised financial statements for the years ended December 31, 1999 and 2000.



                                                        Year ended December 31,
                                                         2000*            1999*
                                                         -----            -----

Sales                                                     100%             100%
Cost of Sales                                              59%              61%
Gross Profit                                               41%              39%
Expenses                                                   63%              40%
Income (loss) before Income Taxes                         -22%             0.3%
Net loss                                                  -19%           -0.02%

*Restated


         Revenue. Revenue for the year ended December 31, 2000 increased by $17,300,000 or 64%, to $44,330,000, as compared to $27,030,000 for the year ended December 31, 1999. The increase is primarily attributable to the acquisition of Cad Cam Inc., effective September 16, 1999, which had sales of $18,800,000, ObjectArts Inc., effective January 1, 2000, which had sales of $6,500,000 and MicroTech Professionals Inc., which had sales of $6,200,000.

           Cost of Sales. The costs of sales for the year ended December 31, 2000 increased by $9,820,000, or 60%, to $26,180,000, as compared to $16,360,000 for the year ended December 31, 1999. This increase was due to the increased volume of outsourcing.

            Gross Profit. Gross profit for the year ended December 31, 2000 increased by $7,470,000, or 70%, to $18,140,000, as compared to $10,670,000 for the year ended December 31, 1999. This increase was attributable to the aforementioned increase in revenue during the year ended December 31, 2000.

            Expenses. Expenses for the year ended December 31, 2000 increased by $17,160,000 or 158% to $28,000,000 compared to $10,840,000 for the year ended
December 31, 1999. Administrative expenses increased $3,610,000 or 66% to $9,040,000 compared to $5,430,000 for the year ended December 31, 1999. This increase was primarily attributable to the increase in corporate expenses to support the increasing number of locations and volume of transactions. Selling expenses increased $3,340,000 or 77% to $7,670,000 from $4,330,000 for the year ended December 31, 1999. This increase is directly attributable to the increase in revenue.

            For the year ended December 31, 2000, interest charges increased by $450,000 or 136% to $780,000 from $330,000 for the year ended December 31, 1999, primarily due to the increase in bank indebtedness, capital leases and long-term debt.

            For the year ended December 31, 2000, costs related to acquisitions and financing activities were $4,590,000 compared to $0 for the year ended December 31, 1999.

            For the year ended December 31, 2000, depreciation and amortization expense increased $1,370,000 or 183% to $2,120,000 from $750,000 for the year ended December 31, 1999. This increase is primarily attributable to the increase in capital assets and the acquisition of other assets.

            For the year ended December 31, 2000, goodwill was written down by $3,100,000 compared to zero for the year ended December 31, 1999. The impairments are for the investments in E-Wink Inc. and International Career Specialists. These two entities have ceased to operate and therefore the goodwill has been determined to have no value.

            For the year ended December 31, 2000, restructuring charges related to the termination of personnel and the closure of non-productive branch offices were $690,000 compared to zero for the year ended December 31, 1999.

            Net Income (Loss) Before Income Tax. Net income before income tax for the year ended December 31, 2000 decreased by $9,670,000, to a net loss of $9,590,000 as compared to net income before income tax of $80,000 for the year ended December 31, 1999.


Liquidity and Capital Resources

The Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999


            At December 31, 2000, we had negative cash or cash equivalents and a working capital deficiency of $3,090,000. During the year ended December 31, 2000, we had a cash flow deficiency from operations of $3,500,000, due primarily to expenditures on research and development of Njoyn, and restructuring costs associated with the closure of branch offices.

            At December 31, 1999, we had cash and cash equivalents of $1,900,000 and a working capital deficiency of $1,380,000. During the year ended December 31, 1999, we had a cash flow deficiency from operations of $1,530,000, due primarily to an increase in accounts receivable of $2,840,000, which was partially offset by an increase in accounts payable of $930,000.

            For the year ended December 31, 2000, we had cash flow from financing activities of $6,020,000, attributable primarily to share capital issue of $5,530,000, an increase in long-term debt of $1,110,000 and an increase in bank indebtedness of $630,000. For the year ended December 31, 1999, we had cash flow from financing activities of $7,460,000, attributable primarily to proceeds of $5,400,000 from the sale of share capital and an increase in bank indebtedness of $2,360,000.

           On September 13, 2000, we entered into an engagement agreement with Burlington Capital Markets Inc.. In the aggregate, Burlington received 425,000 shares of our common stock and $10,000 pursuant to the agreement.


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


          On July 7, 2000, upon the exercise of a put option granted to us in the December 1999 private placement offering of our Series A 8% Cumulative Convertible Preferred Stock, we issued an aggregate of; (a) 5,000 additional shares of our Series A 8% Cumulative Convertible Preferred Stock, and (b) warrants to purchase an aggregate of up to 225,000 shares of our common stock in consideration for $500,000. The 225,000 warrants issued upon our exercise of the option are exercisable at any time and in any amount until December 30, 2004 at a purchase price of $3.575 per share. As of the date hereof, all of such shares of Series A 8% Cumulative Convertible Preferred Stock have been converted into shares of our common stock.

           On July 27, 2000, we entered into an agreement with Bank One for an operating line of $7,000,000 payable on demand and secured by our assets. Effective July 27, 2000, we canceled our operating lines with Toronto Dominion Bank and Provident Bank. At December 31, 2000, there was $5,000,000 outstanding on this line. At December 31, 2000, we had a total of $540,000 due to the Business Development Bank of Canada pursuant to six separate loans

           On August 22, 2000, we completed a private placement offering of units, each unit consisting of 1 share of our common stock and a callable warrant to purchase 1/2 of 1 share of our common stock. A total of 1,063,851 shares of our common stock was issued together with 560,627 warrants to purchase shares of our common stock exercisable until August 22, 2005, in consideration for $2,681,600. The purchase price per unit ranged from $1.9692 to $2.8125. In addition, we issued warrants to purchase up to 230,693 shares of our common stock to the placement agent, certain financial advisors and the placement agent's counsel in connection with the private placement offering. These warrants are exercisable until August 22, 2005 at an exercise price of $2.4614 per share.

         During the year ended December 31, 2000, we had a cash flow deficit from investing activities of $3,720,000, attributable primarily to the acquisition of MicroTech Professionals, Inc. During the year ended December 31, 1999, we had a cash flow deficit from investing activities of $4,070,000, attributable primarily to the aforementioned acquisition of Cad Cam Inc.


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

ITEM 7.  FINANCIAL STATEMENTS







                                 THINKPATH INC.

                          (FORMERLY THINKPATH.COM INC.)

                    REVISED CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 2000 AND DECEMBER 31, 1999

                         TOGETHER WITH AUDITORS' REPORT

                        (AMOUNTS EXPRESSED IN US DOLLARS)

REPORT OF INDEPENDENT AUDITORS




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THINKPATH INC.



We have audited the accompanying revised consolidated balance sheets of Thinkpath Inc. (formerly Thinkpath.com Inc.), (incorporated in Canada) as of December 31, 2000 and 1999 and the related revised consolidated statements of income, cash flows and changes in stockholders' equity for the years ended December 31, 2000 and 1999. These revised consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these revised consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the revised consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the revised consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall revised consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these revised consolidated financial statements referred to above present fairly, in all material respects, the revised consolidated financial position of Thinkpath Inc. (formerly Thinkpath.com Inc.) as of December 31, 2000 and 1999 and the revised consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.


Schwartz Levitsky Feldman LLP
Chartered Accountants

Toronto, Ontario
March 30, 2001, except for Notes 1, 2, 14 and 22 which is as of October 5, 2001



THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
REVISED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                      (Restated)
                                                        2000             1999
                                                     ----------       ---------

                                                          $                $
                                     ASSETS
CURRENT ASSETS

    Cash                                                   --          1,904,588
    Short-term investments                                 --            383,146
    Accounts receivable                               7,857,999        5,945,659
    Inventory                                            93,670           50,004
    Income taxes receivable                             358,436           47,807
    Prepaid expenses                                    335,930          435,022
                                                     ----------        ---------

                                                      8,646,035        8,766,226

CAPITAL ASSETS                                        3,596,759        3,516,785

GOODWILL                                              8,585,290        6,735,436

INVESTMENT IN NON-RELATED COMPANIES                   1,318,091             --

DUE FROM RELATED PARTY                                     --            211,313

LONG-TERM RECEIVABLE                                     83,450             --

OTHER ASSETS                                          1,812,889        1,316,111

DEFERRED INCOME TAXES                                 1,643,426             --
                                                     ----------        ---------

                                                     25,685,940       20,545,871
                                                     ==========       ==========





APPROVED ON BEHALF OF THE BOARD




Declan A. French                                     Kelly L. Hankinson
Chairman and CEO                                     Secretary/Treasurer and CFO



THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
REVISED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                      (Restated)
                                                        2000             1999
                                                      ----------     ----------

                                                          $              $
                                   LIABILITIES
CURRENT LIABILITIES

    Bank indebtedness                                  5,061,410      4,435,199
    Accounts payable                                   3,822,984      3,201,186
    Income taxes payable                                    --          159,830
    Deferred revenue                                     219,308           --
    Current portion of long-term debt                    946,131      1,051,275
    Current portion of notes payable                   1,683,333      1,300,000
                                                      ----------     ----------

                                                      11,733,166     10,147,490

DEFERRED INCOME TAXES                                       --           99,472

LONG-TERM DEBT                                           760,313        562,126

NOTES PAYABLE                                          1,641,667      1,150,000

LIABILITIES PAYABLE IN COMMON STOCK                      751,788      1,000,000
                                                      ----------     ----------

                                                      14,886,934     12,959,088
                                                      ----------     ----------

CONTINGENCIES AND COMMITMENTS (Note 21)


                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 14)                               23,759,415      7,870,874

DEFICIT                                              (12,306,862)      (261,950)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX        (653,547)       (22,141)
                                                      ----------     ----------

                                                      10,799,006      7,586,783
                                                      ----------     ----------

                                                      25,685,940     20,545,871
                                                      ==========     ==========




          The accompanying notes are an integral part of these revised consolidated financial statements.



THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
REVISED CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                      (Restated)
                                                         2000           1999
                                                     -----------    -----------

                                                          $              $

REVENUE                                               44,325,780     27,032,435

COST OF CONTRACT SERVICES                             26,182,828     16,362,475
                                                     -----------    -----------

GROSS PROFIT                                          18,142,952     10,669,960

    Other Income                                         259,532            --
                                                     -----------    -----------

                                                      18,402,484     10,669,960
                                                     -----------    -----------
EXPENSES

    Administrative                                     9,037,960      5,433,709
    Selling                                            7,672,616      4,330,410
    Interest                                             776,637        330,040
    Acquisition costs and financing expenses           4,585,493            --
    Depreciation and amortization                      2,119,396        746,743
    Writedown of goodwill                              3,113,268            --
    Restructuring costs (note 16)                        685,103            --
                                                     -----------    -----------

                                                      27,990,473     10,840,902
                                                     -----------    -----------


LOSS  BEFORE UNDERNOTED ITEM AND INCOMES TAXES        (9,587,989)      (170,942)

    Gain on investments                                      --         252,708
                                                     -----------    -----------

LOSS BEFORE INCOME TAXES                              (9,587,989)        81,766

    Income taxes (recovery)                           (1,189,672)        87,089
                                                     -----------    -----------

NET LOSS                                              (8,398,317)        (5,323)

PREFERRED SHARE DIVIDENDS AND CUMULATIVE
    EFFECT ADJUSTMENT FOR PREFERRED SHARE
    DIVIDENDS                                         (3,646,595)      (138,000)
                                                     -----------    -----------

NET LOSS AFTER PREFERRED SHARE DIVIDENDS             (12,044,912)      (143,323)
                                                     ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
    STOCK OUTSTANDING - BASIC & FULLY DILUTED          5,296,442      3,194,018
                                                     ===========    ===========
LOSS PER WEIGHTED AVERAGE COMMON STOCK
    DIVIDENDS - BASIC & FULLY DILUTED (NOTE 24)            (1.59)         (0.00)
LOSS PER WEIGHTED AVERAGE COMMON STOCK AFTER PREFERRED
    DIVIDENDS - BASIC & FULLY DILUTED (NOTE 24)            (2.27)         (0.04)
                                                     ===========    ===========


          The accompanying notes are an integral part of these revised consolidated financial statements.



THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
REVISED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31
(AMOUNTS EXPRESSED IN US DOLLARS)




                                  COMMON           PREFERRED
                                                                                                                ACCUMULATED
                                  STOCK              STOCK            CAPITAL                                      OTHER
                                NUMBER OF          NUMBER OF           STOCK      RETAINED      COMPREHENSIVE  COMPREHENSIVE
                                 SHARES             SHARES            AMOUNTS     EARNINGS      INCOME(LOSS)   INCOME(LOSS)
                               -----------   -------------------    ----------   -----------   -------------- --------------
                                                 A         B             $              $               $              $

Balance as of
December 31, 1998
     (Restated)                  2,495,135       --         --       1,792,944      (118,627)                   (139,026)


Net income for the year               --         --         --            --          (5,323)        (5,323)        --

Foreign currency translation          --         --         --            --            --          116,885      116,885

Issuance of common stock         1,370,767       --         --       4,787,788          --             --           --

Issuance of preferred stock           --       15,000       --       1,152,142          --             --           --

Dividends on preferred stock          --         --         --         138,000      (138,000)          --           --
                               -----------   --------    -------    ----------   -----------    -----------    ---------
Balance as of
    December 31, 1999
      (Restated)                 3,865,902     15,000       --       7,870,874      (261,950)       111,562      (22,141)
                                                                                                ===========
Cumulative effect adjustment          --         --         --       1,091,606    (1,091,606)          --           --

Net loss for the year                 --         --         --            --      (8,398,317)    (8,398,317)        --

Foreign currency translation          --         --         --            --            --         (707,954)    (707,954)

Adjustment to market value            --         --         --            --            --           76,548       76,548

Issuance of preferred
     stock                            --        7,500      1,500     2,287,980          --             --           --

Issuance of common stock         2,821,782       --         --       5,394,766          --             --           --

Common stock and warrants
    issued in consideration
    of services
    and investment               3,533,111       --         --       4,618,988          --             --           --
Dividends on preferred
    stock from beneficial
    conversion benefit                --         --         --       2,495,201    (2,554,989)          --           --
Conversion of preferred
    stock to common stock        1,694,343    (21,450)      (750)         --            --             --           --
                               -----------   --------    -------    ----------   -----------    -----------    ---------
Balance as of
 December 31, 2000              11,915,138      1,050        750    23,759,415   (12,306,862)    (9,029,723)    (653,547)
                               ===========   ========    =======    ==========   ===========    ===========    =========




          The accompanying notes are an integral part of these revised consolidated financial statements.



THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
REVISED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                      (Restated)
                                                          2000           1999
                                                       ----------      --------

                                                           $               $
Cash flows from operating activities:

    Net loss                                           (8,398,317)       (5,323)
                                                       ----------      --------
    Adjustments to reconcile net loss
      to net cash (used in)
       provided by operating activities:
       Amortization                                     2,119,396       746,743
       Gain on investment                                    --        (237,578)
       Write down of goodwill                           3,113,268          --
       Liabilities payable in Common stock payable         67,000          --
       Decrease (increase) in accounts receivable        (142,862)   (2,841,510)
       Decrease (increase) in prepaid expenses             99,092      (225,549)
       Increase in accounts payable                      (451,729)      925,060
       Increase in income taxes payable (receivable)     (470,459)       32,969
       Increase in deferred income taxes               (1,742,898)       72,333
       Increase in inventory                              (43,666)         --
       Increase in deferred revenue                       219,308          --
       Common stock and warrants issued for services    3,050,288          --
       Long term investment received for services        (932,927)         --
                                                       ----------      --------
    Total adjustments                                   4,883,811    (1,527,532)
                                                       ----------      --------
    Net cash used in operating activities              (3,514,506)   (1,532,855)
                                                       ----------      --------
Cash flows from investing activities:
    Purchase of capital assets                         (1,108,814)     (907,074)
    Purchase of other assets                           (1,229,266)     (942,087)
    Cash payment for subsidiaries                      (1,300,000)   (1,985,732)
    Acquisition of shares in non-related company             --        (236,819)
    Increase in long-term receivable                      (83,450)         --
                                                       ----------      --------
    Net cash used in investing activities              (3,721,530)   (4,071,712)
                                                       ----------      --------
Cash flows from financing activities:
    Cash (paid) on notes payable                       (1,053,174)      (65,569)
    Cash (paid) on long-term debt                        (187,281)     (241,495)
    Cash received on long-term debt                     1,106,536          --
    Proceeds from issuance of common stock              3,237,866     4,281,804
    Proceeds from issuance of preferred stock           2,287,980     1,119,186
    Increase in bank indebtedness                         626,211     2,364,010
                                                       ----------      --------
    Net cash provided by financing activities           6,018,138     7,457,936
                                                       ----------      --------

Effect of foreign currency exchange rate changes         (686,690)       51,219
                                                       ----------      --------

Net increase (decrease) in cash and cash equivalents   (1,904,588)    1,904,588
Cash and cash equivalents
    Beginning of year                                   1,904,588          --
                                                       ----------      --------
    End of year                                              --       1,904,588
                                                       ==========     =========

Interest paid                                             776,637       325,952
                                                       ==========     =========

Income taxes paid                                         435,089          --
                                                       ==========     =========

               See Note 19 for Supplemental Cash Flow Information

          The accompanying notes are an integral part of these revised consolidated financial statements.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


1. MANAGEMENT'S INTENTIONS

   Management has initiated substantial changes in operational procedures in an effort to return the company to profitability and to improve its cashflow and financial condition. The company has continued to coordinate its sales efforts to maximize organic and cross-selling initiatives. In addition, Management has continued its cost cutting initiatives including the termination of personnel and closure of non- productive offices and business lines. Management has successfully restructured some of its long-term debt obligations in addition to postponing significant obligations. The Company is currently making interest payments only on all long-term debt and notes payable. The Company has the continued support of its primary lenders, Bank One and the Business Development Bank of Canada. Effective June 2001, the Company retained Banc One Capital Markets to assist in maximizing shareholder value. Management believes that despite the recent losses and negative working capital, it has developed a business plan that if successfully implemented, can substantially improve operational results and its financial condition.


2.  RESTATEMENT

    The financial statements as at December 31, 2000 have been restated as follows;

    a) to reflect the repricing of options in consideration of a reduction in the balance of the note payable which was fully recorded in December 31, 2000. Previously $100,000 representing the value of the repricing of the options and extension of the option term was reflected in the first quarter of 2001.

    b) The value of 300,000 warrants issued as part of the Class B preferred share issue have been segregated from the proceeds received on the sale of the Class B shares in the amount of $ 805,698. This amount increases the benefit of the conversion of the Class B shares to common shares and has therefore increased the preferred share dividends from $2,840,897 to $3,646,595., including the cumulative effect adjustment required to reflect the beneficial conversion to common shares of the preferred shares issued prior to January 1, 2000.

    c) The investment in E-Wink, Inc. has been reflected as a purchase transaction and the results of the subsidiary included in these financial statements. The subsidiary has ceased operating and therefore all of the goodwill arising on this transaction has been written off as at December 31, 2000. Previously, the write down of the goodwill and other operating costs for E-Wink were recorded in Other Expenses as the Write down of investment in E-Wink.

    d) Liabilities which are to be settled through the issuance of common stock have been reclassified as liabilities. Paid in capital previously reported has been reduced by the amounts of $ 751,788 and $1,000,000 as of December 31, 2000 and 1999 respectively.

    The restatement of the above items has resulted in the increase in the basic loss per share of $0.02 from $1.57 to $1.59. The basic loss per common share after preferred share dividends has increased by $0.17, from $2.10 to $2.27.

    As a result of the above noted restatements, notes 4, 9, 14, and 15 of the financial statements have been revised.

    Certain of the other notes to the financial statements have been expanded to provide additional information and clarification for the reader of the financial statements. These changes to the notes to the financial statements have no balance sheet or income statement effect.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a) Change of Name

       The company changed its name from IT Staffing Ltd. to Thinkpath.com Inc. on February 24, 2000. On June 6, 2001, the company changed its name from Thinkpath.com Inc. to Thinkpath Inc.

    b) Principal Business Activities

       Thinkpath Inc. is an information technology and engineering services company which, along with its subsidiaries Systemsearch Consulting Services Inc International Career Specialists Ltd., Cad Cam Inc., Cad Cam of Michigan Inc., Cad Cam Integrated Manufacturing Services Inc. and Cad Cam Technical Services Inc., ObjectArts Inc., MicroTech Professionals Inc., Njoyn Software Inc., and TidalBeach Development Inc., provides outsourcing, recruiting, training and technology services to enhance the resource performance of clients.

    c) Basis of consolidated financial statement presentation

       The consolidated financial statements include the accounts of the company and its controlled subsidiaries. The earnings of the subsidiaries are included from the date of acquisition for acquisitions accounted for using the purchase method. For subsidiaries accounted for by the pooling of interest method their earnings have been included for all periods reported. All significant inter-company accounts and transactions have been eliminated.

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

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

    h) Net Income (Loss) and Fully Diluted Net Income (Loss) Per Weighted Average Common Stock

       Net income (Loss) per common stock is computed by dividing net income
       (loss) for the year by the weighted average number of common stock outstanding during the year.

       Fully diluted net income (loss) per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding during the year, assuming that all convertible preferred stock, stock options and warrants as described in note 14 were converted or exercised. Stock conversions stock options and warrants which are anti-dilutive are not included in the calculation of fully diluted net income (loss) per weighted average common stock.

    i) Inventory
       Inventory is valued at the lower of cost and the net realizable value.

    j) Revenue
       1) The company provides the services of engineering and information technology staff on a project basis. The services provided are defined by guidelines to be accomplished by milestone and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery has occurred, the fee is fixed or determinable and collection is probable.
       2) The company provides the services of information technology consultants on a contract basis and revenue is recognized as services are performed.
       3) The company places engineering and information technology professionals on a permanent basis and revenue is recognized upon candidates' acceptance of employment. If the company receives non-refundable upfront fees for "retained searches", the revenue is recognized upon candidates' acceptance of employment.
       4) The company provides advanced training and certification in a variety of technologies and revenue is recognized on delivery.
       5) The company licenses software in the form of a Human Capital Management System called Njoyn. The revenue associated with providing this software consists of an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements is based on the company's determination of the fair value of the elements if they had been sold separately. The set-up fee and customization revenue is recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract. Revenue for the training is recorded as the services are rendered and the ongoing monthly fee is recorded each calendar month. There is no additional fee for hosting. The company signs contracts for the customization or development of SecondWave in accordance with specifications of its clients. The project plan defines milestones to be accomplished and the costs associated. These amounts billed as they are accomplished and revenue is recognized as the milestones are reached. The work in progress for costs incurred beyond the last accomplished milestone is reflected at the period end. To date these amounts have not been material and have not been set up at the period ends. The contracts do not include any post-contract customer support. Additional customer support services are provided at standard daily rates, as services are required.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

    j) Revenue (cont'd)

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

    k) Goodwill

       Goodwill representing the cost in excess of the fair value of net assets acquired is being amortized on a straight-line basis over a thirty-year period. The company calculates the recoverability of goodwill on a quarterly basis by reference to estimated undiscounted future cash flows.

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

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

    r) Computer software costs

       The company accounts for the cost of developing computer software for internal use, which may be sold as a separate product, as a research and development expense until the technological feasibility of the product has been established. At the end of each year the company compares the unamortized capital costs represented by Deferred development costs in Other Assets to the net realizable value of the product to determine if a reduction in carrying value is warranted.

       The company has developed computer software for internal use which is reflected in deferred development costs for which the company has commenced marketing in 2001.

    s) Long-term investments

       The company accounts for investments in which the company holds an interest of at least 20% and the company has significant influence under the equity method. For investments in which the company does not have significant influence or holds less than 20% of the stock, the company reflects the investment at cost. For securities with a market value, the company reflects the fluctuation in market value in comprehensive income.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

    t) Recent Pronouncements

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

    u) Advertising Costs
       Advertising costs are expensed as incurred. Advertising expense was $444,816 in 2000, and $357,348 in 1999.


4.  ACQUISITIONS

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
                                                      =========

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


4.  ACQUISITIONS (CONT'D)

    The assets of Southport Consulting Company, a New Jersey corporation, were acquired by Thinkpath Inc. in a transaction effective October 31, 1998. The consideration for the acquisition was as follows:

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
                                                      ---------

                                                      $ 250,000
                                                      =========


    Cad Cam Inc. and its subsidiaries Cad Cam of Michigan Inc., Cad Cam Technical Services Inc., and Cad Cam Integrated Systems Inc. was acquired during 1999 for $6,000,000. This amount was paid as follows: $2,000,000 paid in cash and $500,000 in common stock on the date of closing. The balance consists of three notes payable totaling $2,500,000 (note 13a) and $1,000,000 in the form of common stock to be issued with the final note payable (note 14c). The documents were executed at the end of September 1999 and the operations consolidated with the company from October 1, 1999.

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
                                                      ===========

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


4. ACQUISITIONS (CONT'D)

   MicroTech Professionals Inc., a company which provides technical documentation for the information technology sector, was acquired effective April 1, 2000 for $4,500,000.The amount will be paid in two installments, based on certain revenue requirements to be met by MicroTech Professionals Inc. The requirements have been met. First Instalment: 133,333 common stock issued on closing, $1,250,000 cash paid on closing, $750,000 by a three year promissory note bearing interest at 1/2% above prime paid semi-annually issued on closing. Second Instalment: $625,000 in common stock, $875,000 cash, $500,000 by a three-year promissory note bearing interest at 1/2% above prime paid semi-annually. The acquisition was accounted for by the purchase method and the operations have been included in the consolidated operations from April 1, 2000. Goodwill is being amortized over a period of thirty years commencing April 1, 2000.Refer to note 26(a) for supplemental information.

   The net acquired assets are valued as follows:

           Current assets                             $ 1,769,478
           Other assets                                   850,000
           Fixed assets                                   104,851
           Liabilities assumed                         (1,073,527)

           Consideration including
           acquisition costs                           (4,660,000)
                                                       -----------

           Goodwill                                   $ 3,009,198
                                                       ===========

   On March 6, 2000, Thinkpath Inc. completed the acquisition of 80% of E-Wink, Inc., a Delaware corporation, in consideration of: i) 300,000 shares of our common stock valued at $975,000; and ii) warrants to purchase an aggregate of 500,000 shares of our common stock at a price of $3.25 per share for a period of five years valued at $1,458,700. E-Wink was formed to match providers of venture capital, bridge loans and private placement capital with members of the brokerage community. The full purchase price of $2,433,700 has been allocated to goodwill. On December 31, 2000,the company has written off the goodwill related to its investment in E-Wink, Inc..


5. POOLING OF INTEREST

    Effective January 1, 2000. Thinkpath Inc. entered into a merger and acquisition agreement with a technical training provider, ObjectArts Inc. and its subsidiary ObjectArts (US) Inc. ObjectArts (US) Inc., was merged with IT Staffing New York Ltd., an inactive subsidiary of Thinkpath Inc. In exchange for all of the outstanding shares of ObjectsArts Inc., the company issued 527,260 common stock. The merger was accounted for as a pooling of interests and the results of ObjectArts Inc. and ObjectArts (US) Inc. have been included for all periods presented.

    On November 15, 2000, Thinkpath Inc. combined with TidalBeach Inc., a software developer, and in exchange for all of the outstanding shares of TidalBeach Inc., issued 250,000 common stock. The combination has been accounted for as a pooling of interests and the results of TidalBeach Inc. have been included for all periods presented. Refer to note 26(b) for supplemental information concerning TidalBeach Inc.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


6.  INVESTMENT IN NON-RELATED COMPANIES

    The investment in non-related companies is represented by the following:

          Conexys               $667,511
          Digital Cement         507,865
          LifeLogix              142,715
                                --------
          Total               $1,318,091

    In the prior year, $383,146 of the Conexys investment was included as a short-term investment as the company had intended to sell these shares on the open market. This investment is now currently being reflected in long-term investments as the company has opted to hold on to these shares. During the course of the year, the company acquired additional shares of Conexys worth approximately $282,347 in consideration of services rendered.

    The investment in Conexys has been reflected at fair market value as the shares trade on the Bermuda Stock Exchange. The increase to fair market value has been reflected in comprehensive income.

    The company acquired 1,125,000 shares of Digital Cement, representing approximately 4% of that company's shares in consideration of the co-licensing of SecondWave, software developed by TidalBeach Inc., a wholly-owned subsidiary of Thinkpath Inc. The value of these shares is approximately $507,865.

    The company acquired a twenty percent interest in LifeLogix in consideration of the source code for Secondwave, the software which supports LifeLogix's human stress and emotions management systems. The value of these shares is approximately $142,715. This investment has been accounted for on the cost basis as the company does not have significant influence over LifeLogix.

    The acquisition of additional shares of Conexys and the acquisition of shares of Digital Cement and the investment in LifeLogix were reflected at the estimated fair market value of the shares received which represents the more determinable value in the exchange. Revenue includes $932,927 arising from these transactions.


7.  ACCOUNTS RECEIVABLE
                                                 2000             1999
                                                  $                $

    Accounts receivable                       8,316,832        6,578,621
    Less: Allowance for doubtful accounts      (458,833)        (632,962)
                                              ---------        ---------
                                              7,857,999        5,945,659
                                              =========        =========

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


8. CAPITAL ASSETS
                                                 2000                    1999
                              -----------------------------------    ---------
                                           Accumulated
                                 COST     AMORTIZATION     NET          NET
                                   $           $            $            $

Furniture and equipment         843,654      402,922      440,732      273,367
Computer equipment
     and software             6,355,154    3,416,723    2,938,431    2,908,028
Leasehold improvements          432,698      215,102      217,596      335,390
                              ---------    ---------    ---------    ---------

                              7,631,506    4,034,747    3,596,759    3,516,785
                              =========    =========    =========    =========

Assets under capital lease      800,927      264,233      536,694      384,726
                              =========    =========    =========    =========


   Amortization for the year amounted to $1,067,029 ($439,620 in 1999). Amortization includes amortization of assets under capital lease of $136,487 ($120,434 in 1999).


9. GOODWILL

   Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the following companies:


                                                      2000                        1999
                                     --------------------------------------    ----------
                                                   Accumulated
                                        COST      AMORTIZATION      NET            NET
                                          $            $             $              $

System Search Consulting Services       448,634        59,816       388,818       426,860
International Career Specialists        850,597       850,597          --         839,286
Cad Cam Inc.                          5,518,858       233,530     5,285,328     5,469,290
MicroTech Professionals Inc.          3,009,198        98,054     2,911,144          --
E-Wink Inc.                           2,433,700     2,433,700          --            --
                                     ----------    ----------    ----------    ----------

                                     12,260,987     3,675,697     8,585,290     6,735,436
                                     ==========    ==========    ==========    ==========


   Amortization for the year amount to $319,879($92,875 in 1999). During the year goodwill was written down by $3,113,268 ($nil in 1999). The impairments are recorded in accordance with SFAS 121 and are for the investments in E-Wink Inc and International Career Specialists. These two entities have ceased to operate and therefore the goodwill has been determined to have no value.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


10. OTHER ASSETS

                                                                2000         1999

                                                                 $              $

    Deferred development cost                                 1,153,445      652,291
    Deferred financing costs                                      9,945       39,514
    Deferred contract (net of accumulated amortization
         of $300,000)                                           540,000      310,000
    Deferred consulting fees (net of accumulated
        amortization of $190,570)                                  --        190,556
    Cash surrender value of life insurance                      109,499      123,750
                                                              ---------    ---------

                                                              1,812,889    1,316,111
                                                              =========    =========


    Amortization for the year amounted to $ 732,488 ($220,570 in 1999).


11. BANK INDEBTEDNESS

    The companies have a line of credit with Bank One to a maximum of $7,000,000, which bears interest at Canadian prime plus 1.5% per annum and is secured by a general assignment of book debts, a general security agreement and guarantees and postponements of claims by various affiliated companies. The company's average interest rate on short-term borrowings was 9%.


12. LONG-TERM DEBT



                                                                                    2000        1999

                                                                                      $           $

     a) Included therein:


     A Business Development Bank of Canada ("BDC") loan secured by a general security agreement, payable in 40 equal monthly payments of $3,464 plus interest of 11%. In addition Thinkpath Inc. shall pay interest monthly by way of royalty of 0.018% per annum of Thinkpath Inc.'s actual annual
     gross sales                                                                  130,182     176,678

     A BDC loan, secured by a general security agreement, payable in 32 equal monthly payments of $4,619 plus interest at the BDC base rate plus 4% per annum. Currently the interest rate is 13.50%. In addition, Thinkpath Inc.
     Inc. shall pay interest monthly by way of a royalty of 0.0426% per annum of
     Thinkpath Inc.'s actual annual gross sales                                   142,428     203,248

     A BDC loan,  secured by a general security agreement, payable in 32 monthly payments of $3,464 plus interest at the BDC base rate plus 4% per annum.
     Currently, the interest rate is 13.50%.  In addition Thinkpath Inc.
     shall pay interest monthly by way of royalty of 0.0198% per annum of its
     actual gross annual sales                                                    106,816     152,428


     A BDC loan, secured by a general security agreement, payable in 7 remaining monthly payments of $693 plus interest at the BDC operational interest rate
     of prime plus 5% per annum. Currently, the interest rate is 13.50%             4,673      13,164






THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


12. LONG-TERM DEBT (CONT'D)


                                                                                    2000        1999

                                                                                      $           $

     a) Included therein: (cont'd)


     A BDC loan, secured by a general security agreement, paid in full
     November 25, 2000.                                                                -        7,621

     A subordinated loan from Working Ventures.  This loan was converted to
     common shares in March 2000, as part of the purchase of ObjectArts Inc.           -      772,485

     A BDC loan, secured by a general security agreement payable in 31 remaining monthly payments of $3,464 plus interest at the BDC operational interest rate prime plus 1.25% per annum. Currently the interest rate is
     10.75%. In addition, Thinkpath Inc. shall pay interest monthly by way of royalty of 0.09% per annum of Thinkpath Inc.'s projected annual gross
     sales                                                                        103,478           -


     A BDC loan, secured by a general security agreement payable in 57 remaining monthly payments of $1,005 plus interest at the BDC operational interest rate prime plus 4% per annum. Currently the interest rate is
     15.5%                                                                         57,079           -

     A loan with Bank One payable in 31 remaining monthly payments of $13,889
     plus interest based on prime. Currently the interest is 8%.                  430,000           -


     Various capital leases with various payment terms and interest rates         731,788     287,777
                                                                                ---------      ------

                                                                                1,706,444   1,613,401

     Less: Current portion                                                        946,131   1,051,275
                                                                                ---------   ---------

                                                                               $  760,313   $ 562,126
                                                                               ==========   =========


     The BDC loan covenants have been breached and accordingly, the loan amounts have been reclassified as current as of December 31, 2000 (see note 22)

     b) Future principal payments obligations are as follows:

                2001                      $  946,131
                2002                         460,116
                2003                         266,662
                2004                          33,535
                                          ----------

                                          $1,706,444
                                          ==========

     c) Interest expense with respect to the long-term debt amounted to $278,574 ($132,125 in 1999).

     d) Pursuant to the BDC loan agreement, BDC has the option to acquire 22,125 common stock for an aggregate consideration of $1. The fair market value of these options at the time of issuance was $62,393 ($2.82 per option). The imputed discount on these options has been amortized over the term of the loan as interest and was fully amortized prior to January 1, 1999. The options were exercised in July 2001.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


13. NOTES PAYABLE


                                                                                     2000        1999
                                                                                       $           $


    a) Cad Cam Inc.

    As part of the purchase of Cad Cam Inc. Thinkpath Inc.
    owes the following amounts:

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


    b) Microtech Professional Inc.

    As part of the purchase of Microtech Professional Inc.
    Thinkpath Inc. owes the following amounts:

    First note payable bearing interest at 1/2% above prime
    payable semi-annually over a three year term from closing                      625,000      --

    Second note payable bearing interest at 1/2% above prime payable
    semi-annually over three years from one year after closing                     500,000      --

    Third note payable is due within 60 days of the completion of the
    December 31, 2000 audit based on the Financial Statements of
    Microtech with EBITDA equal to or greater than $850,000. This
    requirement has been met                                                       875,000      --
                                                                                 ---------   ---------
                                                                                 3,325,000   2,450,000
    Current portion of notes payable                                             1,683,333   1,300,000
                                                                                 ---------   ---------

                                                                                 1,641,667   1,150,000
                                                                                 =========   =========




THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


13. NOTES PAYABLE (CONT'D)


    c)   Capital repayments

         2001                1,683,333
         2002                  716,667
         2003                  591,667
         2004                  333,333
                             ---------
                             3,325,000
                             =========


14. CAPITAL STOCK

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

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


14. CAPITAL STOCK (CONT'D)

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

    During 2000, 300,000 common stock were issued as partial consideration for the purchase of shares of E-Wink Inc. for a value of $975,000.

    On August 22, 2000, 1,063,851 shares of common stock and 560,627 warrants were issued in a private placement for net proceeds of $2,333,715 (gross proceeds of $2,681,600).

    During 2000, 3,533,111 common stock were issued for services rendered totaling $3,160,288. An amount of $110,000 has been included in the acquisition of MicroTech and the balance of $3,050,288 has been included in Acquisition costs and financing expenses as of December 31, 2000.

    During 2000, 1,694,343 common stock were issued on the conversion of Preferred Stock.

    The company has issued 1,800,000 common shares of the company in consideration of services rendered related to the acquisition of various subsidiaries. These shares are included in common stock issued in consideration of services in the amount of $1,125,000 and have been included in Acquisition costs and financing expenses for December 31, 2000.

    On September 13, 2000, Thinkpath Inc. entered into an agreement with Burlington Capital Markets Inc. to aid the company in further acquisitions. A total of 425,000 common shares has been reflected as issued for an aggregate cost of $717,250. This amount has been expensed in the year ended December 31, 2000 and is included in Acquisition costs and financing expenses.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


14. CAPITAL STOCK (CONT'D)

    c) Liabilities payable in common stock

       The common stock payable of $1,000,000 due to the vendor of Cad Cam Inc. was settled by the issuance of 1,125,398 shares for an amount of $742,200 and the settlement of amounts due to the company by the vendor with a value of $257,800.

       The common stock payable represents the final payments for MicroTech Professionals Inc. ($625,000), settlement with an employee of Njoyn ($67,000), and dividends payable on preferred stock ($59,788). Common Stock of Thinkpath Inc. will be issued for Cad Cam Inc. at the prevailing market rate at the time of issuance. Common Stock of Thinkpath Inc. will be issued for MicroTech Professionals at the lower of $3.75 and the average of the last sale price as quoted on NASDAQ for the 10 days prior to issuance. If the common stock payable were to be converted at December 31, 2000 the number of common stock to be issued would be 932,836.

    d) Preferred Stock

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

       At any time after the effective date of the registration statement, Thinkpath Inc. has the option to redeem any or all of the shares of Series A, 8% cumulative, convertible, preferred stock by paying to the holders a sum of money equal to 135% of the stated value of the aggregate of the shares being redeemed if the conversion price is less than $2.00.

       Thinkpath Inc. holds the option to cause the investors in the December 30, 1999 placement offering to purchase an additional $500,000 worth of Series A, 8% cumulative, convertible, preferred stock upon the same terms as described above. This right was exercised in July, 2000.

       On April 16, 2000, 2,500 shares of Series A, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $250,000. The proceeds have been reduced by any issue expenses.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


14. CAPITAL STOCK (CONT'D)

    d) Preferred Stock (cont'd)

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

    e) Warrants

       On December 30, 1999, 475,000 warrants were issued in conjunction with the private placement of the Series A, preferred stock. They are exercisable at any time and in any amount until December 30, 2004 at a purchase price of $3.24 per share. These warrants have been valued at $1,091,606 based on the Black Scholes model utilizing a volatility rate of 100% and a risk-less interest rate of 6.33%. This amount has been treated as a cumulative effect adjustment to retained earnings. For purposes of earnings per share, this amount has been included with preferred share dividend in the 2000 financial statements.

       In connection with the Initial Public Offering, the underwriters received 110,000 warrants. They are exercisable at a purchase price of $8.25 per share until June 1, 2004.

       On April 16, 2000, we issued 50,000 warrants in connection with a private placement of Series A stock and 300,000 warrants on the issue of Class B preferred shares. The warrants were issued with a strike price of $3.71 and expire April 16, 2005. These warrants have been valued at $939,981 based on the Black Scholes model utilizing a volatility rate of 100% and a risk-less interest rate of 6.18%. This amount has been treated as a preferred share dividend in the 2000 financial statements.

       In connection with the private placement of Series B preferred stock 225,000 warrants were issued. They are exercisable at a purchase price of $3.58. These warrants have been valued at $533,537 based on the Black Scholes model utilizing a volatility rate of 100% and a risk-less interest rate of 6.13%. This amount has been treated as a preferred share dividend in the 2000 financial statements.

       In 2000, in connection with the purchase of the investment in E-Wink 500,000 warrants were issued. They are exercisable at a purchase price of $3.25 and expire March 6, 2005. These warrants have been valued at $1,458,700 based on the Black Scholes model utilizing a volatility rate of 100% and a risk-less interest rate of 6.50%. This amount has been treated part of the cost of the E-Wink investment.

       In 2000, in connection with the private placement of August 22, 2000, 560,627 warrants were issued. They are exercisable at a purchase price of $2.46 and expire August 22, 2005. These warrants have been valued at $1,295,049 based on the Black Scholes model utilizing a volatility rate of 100% and a risk-less interest rate of 6.13%. This amount has been treated as an allocation of the proceeds on the common stock issuance.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


14. CAPITAL STOCK (CONT'D)

    f) Stock Options

       The company has outstanding stock options issued in conjunction with its long-term financing agreements for 22,125 common stock which were exercised in July 2001 (see note 12(d)), the cost of which has been expensed prior to January 1, 1999, and additional options issued to a previous employee of the company for 200,000 shares exercisable at $2.10. of which 18,508 were exercised during 2000. The balance of 181,492 are outstanding.

       During 1999, 250,500 options to purchase shares of the company were issued to related parties. The options are exercisable at $3.19.

       In connection with the acquisition of Cad Cam Inc. 100,000 options to purchase shares of the company were delivered in quarterly instalments of 25,000 options each, starting January 1, 2000. The exercise amounts ranged from $2.12 to $3.25. The exercise price was amended to $1.00 and these options will be exercisable between April 1, 2001 to 2004. The cost of repricing of these options totalling $100,000 has been recorded in Acquisition costs and financing expenses for the year ended December 31, 2000.

       In July 1999, the directors of the company adopted and the stockholders approved the adoption of the company's 1999 Stock Option Plan. In May 2000, the directors approved the adoption of the 2000 Stock Option Plan. Subsequent to the year-end, in June 2001, the directors approved the adoption of the 2001 Stock Option Plan. Each of the plans provide for the issuance of 435,000 options with the following terms and conditions.

       The plans will be administrated by the Compensation Committee or the Board of Directors, which will determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of common stock issuable upon the exercise of the options and the option exercise price.

       The plans are effective for a period of ten years. Options to acquire 435,000 common stock per plan may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the company. Options granted under the plans may be exercisable for up to ten years, generally require a minimum three year vesting period, and shall be at an exercise price all as determined by the Board of Directors, provided that the exercise price of any options may not be less than the fair market value of the common stock on the date of the grant. Options are non-transferable, and are exercisable only by the participant (or by his or her guardian or legal representative) during his or her lifetime or by his or her legal representatives following death.

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

       Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the company become available again for issuance under the plans, subject to applicable securities regulation.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)



14. CAPITAL STOCK (CONT'D)

    f) Stock Options (cont'd)

       The plans may be terminated or amended at any time by the Board of Directors, except that the number of common stock reserved for issuance upon the exercise of options granted under the plans may not be increased without the consent of the stockholders of the company.

       Included in the options granted in 2000 were 260,000 options issued to related parties in December 2000. The options are exercisable at $0.70 and expire December 2005.


15. ACQUISITION COSTS AND FINANCING EXPENSES

    Acquisition costs and financing expenses represent the following;

    a) Acquisition costs incurred which are not related to a successfully completed acquisition and the costs incurred on the merger with entities treated as a pooling of interest.

    b) Financing expenses include investor relation fees, consulting services for financing and the cost of repricing options with an estimated cost of $100,000 netted against the debt reduction of $75,000.


16. RESTRUCTURING COST

    During the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of $685,103 as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring activities (shown below in tabular format) relate to the closure of one training location,in London, Ontario resulting in costs to sever 3 employees with long-term contracts until December 2002 and the lease commitment for the premises in London Ontario. These long-term contracts do not require the employees to provide services until the date of involuntary termination. Additional restructuring costs will be incurred upon the termination of the balance of the employees at the London location after December 31, 2000. The premises were vacated in April 2001. Operations continued until April 2001 with a very low volume of work as the bulk of training was shifted to the Toronto site.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


16. RESTRUCTURING COST (CONT'D)

    The remaining accrual will be relieved throughout fiscal 2001, as leases expire and severance payments, some of which are paid on a monthly basis, are completed

    Detail of the restructuring charge and reserve balance is as follows;



    Description            Cash/non-cash    Restructuring   Activity      Reserve balance
                                              Charge                    December 31, 2000


    Elimination of Job
    Responsibilities

    Severance packages       Cash            546,587         93,774           452,813
    Lease cancellations      Cash            138,516         19,990           118,526
                                             -------         ------           -------
    Commitments                              685,103        113,764           571,339
                                             =======        =======           =======



17. DEFERRED INCOME TAXES AND INCOME TAXES

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
                                                     =========      ========


       As part of the acquisitions of Cad Cam Inc. and MicroTech Professionals Inc., there was a change of control which resulted in the subsidiaries being required to change from the cash method to the accrual method of accounting for income tax purposes.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


17. DEFERRED INCOME TAXES AND INCOME TAXES (CONT'D)

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
                                                   ==========      =========


       The 2000 fiscal year is the first year that the company has not reported taxable income and included in 2000 expenses incurred are significant non-recurring items which have been eliminated through restructuring and re-alignment of the operations. For 1999, including Cad Cam Inc. for a full year, the taxable income reported was in aggregate approximately $400,000. Including MicroTech Professionals at an estimated $250,000 of taxable income, the non-operating losses would be utilized within the carry forward period. Issue expenses totalling approximately $2,300,000 may be claimed at the rate of 20% per year until 2004. To the extent that these expenses create a loss, the loss is available to be carried forward for seven years from the year the loss is incurred. As the subsidiaries have been acquired by a non-US entity, the taxable income will be increased by approximately $1,300,000 over the next three years as the company is required to change its taxation method from the cash basis to the accrual basis. The company has reflected the benefit of utilizing non-capital losses totalling approximately $4,165,000 in the future as a deferred tax asset. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The non-capital losses are available during the carry-forward period which expires in 2007.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


18. COMPREHENSIVE INCOME

    The Company has adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income and its components in the financial statements.

    Comprehensive income (loss) for the year ended December 31, 2000:


                                    Before Tax     Tax (Expense)      Net-of-Tax
                                     Amount        or Benefit           Amount
                                      ------        ----------          ------
    Foreign currency translation
       adjustments                  (707,954)          --             (707,954)

    Adjustment to market value       109,348          (32,800)          76,548
                                    ---------        --------         ---------

    Other comprehensive loss        (598,606)         (32,800)        (631,406)
                                    =========        ========        ==========


    Comprehensive income (loss) for the year ended December 31, 1999:

                                    Before Tax     Tax (Expense)      Net-of-Tax
                                     Amount        or Benefit           Amount
                                      ------        ----------          ------
    Foreign currency translation
       adjustments                   116,885           --              116,885

                                    ---------        --------        ----------

    Other comprehensive income       116,885           --              116,885
                                    =========        ========        ==========

    The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.


19 SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    Thinkpath Inc. acquired all the capital stock of MicroTech Professionals Inc. for $4,660,000. The acquisition was funded as follows:

                Fair Value of Assets acquired              $  1,769,478
                Liabilities assumed                          (1,073,527)
                Goodwill                                      3,009,198
                Other assets acquired                           850,000
                Fixed assets acquired                           104,851
                Liabilities payable in common stock            (625,000)
                Cash paid for Capital Stock                  (1,300,000)
                Note Payable                                 (2,125,000)
                Common Stock Issued                            (610,000)
                                                           ------------

                                                                  --
                                                            ------------

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


19 SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONT'D)

    During the year the company reflected preferred dividends through the issuance of common shares and the beneficial conversion feature on its preferred shares in the amount of $3,586,807. The balance of the preferred dividends of $59,788 have been included in liabilities payable in common stock.

    A subordinated loan payable to Working Ventures in the amount of $837,151 was converted into 196,800 common shares.

    During the year the company acquired the shares of E-Wink in exchange for 300,000 common shares with a value of $975,000 and warrants valued at $1,458,700.

    During 2000, the company settled liabilities payable in common stock through the issuance of common shares with a value of $742,200.


20. TRANSACTIONS WITH RELATED COMPANIES

    During 1999, Thinkpath Inc. charged its subsidiaries a one-time set-up fee, and has continued to charge maintenance fees for the use of Njoyn. These transactions have been eliminated upon consolidation. Any set-up charges prior to the acquisition of Cad Cam Inc. are reflected as part of the purchase price adjustment calculation.

    Thinkpath Inc. has entered into a consulting agreement with a company, whereby this company performs tasks related to mergers, acquisitions and the securing of financing. The company receives 3% of gross proceeds. In connection with the placement of the Series A, 8% cumulative, convertible, preferred stock, and for other services rendered the said company received $69,000 in 1999. The managing director of this company was the CFO of Thinkpath Inc. during 1999.


21. CONTINGENCIES AND COMMITMENTS

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
                                               --------

                                             $2,805,771
                                             ==========

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

21. CONTINGENCIES AND COMMITMENTS (CONT'D)

    b) On December 14, 2000, Thinkpath Inc. entered into a consulting agreement with Tsunami Trading Corp.d/b/a Tsunami Financial Communications and International Consulting Group, pursuant to which Tsunami and International Consulting Group are to provide financial consulting services to us with respect to financing, and mergers and acquisitions, etc. In consideration for the services to be rendered, we: (a) issued an aggregate of 480,000 shares of our common stock to the consultants as an advance fee, (b) agreed to pay a fee of 10% of the consideration received by us upon the successful completion of any transaction contemplated by the consulting agreement; and (c) agreed to issue warrants to purchase our common stock in an amount equal to 2% of the equity sold and/or issued by us in any transactions contemplated by the consulting agreement. A total of $321,600 which represents the value of the shares issued has been included in shares issued for services rendered and has been expensed in Acquisition costs and financing expenses for December 31, 2000.

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

22. SUBSEQUENT EVENTS
    a) The vendor of Southport Consulting Co. is seeking damages for the consideration of $250,000 on the acquisition which was funded by shares of the company. The vendor contends that the shares received do not satisfy the purchase price. No provision has been recorded in the accounts for possible losses. Should any expenditure be incurred by the company for the resolution of this lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

    b) Three former employees are alleging wrongful dismissal for the termination of their employment. No provision has been recorded in the accounts for possible losses. Should any expenditure be incurred by the company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

    c) Following verbal agreements in December 2000, on January 24, 2001, the company signed an agreement with The Del Mar Consulting Group, a California corporation, to represent us in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals. The company issued a non-refundable retainer of 400,000 shares to Del Mar and are required to pay $4,000 per month for on-going consulting services. In addition, Del Mar has a warrant to purchase 400,000 shares of common stock at $1.00 per share and 100,000 shares at $2.00 which expires January 24, 2005 and which are exercisable commencing August 1, 2001. As the agreement to issue the non-refundable retainer was reached in December 2000, the 400,000 shares with a value of $268,000 has been included in the shares issued for services rendered and has been included in Acquisition costs and financing expenses for December 31, 2000. The commitment to issue the non-refundable deposit was effected in December 2000. The value of the warrants of $216,348 has been included in paid in capital in January 2001 and the expense is being reflected over the six month period ending August 1, 2001. In April 2001, the warrants were cancelled and new warrants were issued which are exercisable at $0.55. 200,000 of the warrants are exercisable commencing April 2001 and the balance are exercisable commencing August 1, 2001. The value of the change in the warrants of $29,702 has been included in the paid in capital in April 2001 and the additional expense will be amortized in the period to August 1, 2001.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


22. SUBSEQUENT EVENTS (CONT'D)

    d) On January 26, 2001, the company: (i) repriced warrants to purchase up to 100,000 shares of the company's common stock, which warrant was in connection to the April 2000 private placement offering of Series B 8% Cumulative Preferred Stock, so that such warrant is exercisable at any time until April 16, 2005 at a new purchase price of $1.00 per share;
       (ii) repriced warrants to purchase an aggregate of up to 230,693 shares of the company's common stock, which warrants were issued to the placement agent, certain financial advisors, and the placement agent's counsel in connection to the August 2000 private placement offering of units, so that such warrants are exercisable at any time until August 22, 2005 at a new purchase price of $1.00 per share; and (iii) issued to KSH Investment Group Inc. for investment banking services rendered, a warrant to purchase up to 250,000 shares of the company's common stock exercisable at any time and in any amount until January 26, 2006 at a purchase price of $1.50 per share. Such revised exercise prices were equal to, or in excess of, the market price of our common stock on the date of repricing. These costs were incurred as the consideration for the receipt of $225,000 for common stock issued in February 2001.

    e) Pursuant to a share purchase agreement dated April 18, 2001, the Company issued 1,105 shares of Series C 7% Cumulative Convertible Preferred Stock Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $1,000 per share. The shares of Series C Preferred Stock are convertible into shares of the Company's common stock at the option of the holders, at any time after issuance until such shares of Series C Preferred Stock are mandatorily converted or redeemed by the Company, under certain conditions. The Company is required to register 200% of the shares of common stock issuable upon the conversion of the 1,105 shares of Series C Preferred Stock. In addition, upon the effective date of such registration statement, the Company is obligated to issue to the holders of Series C Preferred Stock an aggregate of 500 shares of Series C Preferred Stock in consideration for $500,000, under certain conditions. The holders of the shares of Series C Preferred Stock are entitled to receive preferential dividends in cash, on a quarterly basis commencing on June 30, 2001, out of any of the Company's funds legally available at the time of declaration of dividends before any other dividend distribution will be paid or declared and set apart for payment on any shares of the Company's common stock, or other class or stock presently authorized, at the rate of 7% simple interest per annum on the stated value per share plus any accrued but unpaid dividends, when as and if declared. The Company has the option to pay such dividends in shares of the Company's common stock to be paid based on an assumed value of $1,000 per share) in full shares only, with a cash payment equal to any fractional shares.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


22. SUBSEQUENT EVENTS (CONT'D)

    e) cont'd

       The number of shares of the Company's common stock into which the Series C Preferred Stock shall be convertible into that number of shares of common stock equal to (i) the sum of (A) the stated value per share and
       (B) at the holder's election, accrued and unpaid dividends on such share, divided by (ii) the Conversion Price. The "Conversion Price" shall be the lesser of (x) 87.5% of the average of the 5 lowest daily volume weighted average prices of the Company's common stock during the period of 60 consecutive trading days immediately prior the date of the conversion notice; or (y) 90% of the average of the daily volume weighted average prices during the period of the 5 trading days prior to the applicable closing date ($.4798 with respect to the 1,105 shares of Series C 7% Preferred Stock issued and outstanding). The Conversion Price is subject to certain floor and time limitations.

       At any time prior to October 24, 2001, the Company may, in its sole discretion, redeem in whole or in part, the then issued and outstanding shares of Series C Preferred Stock at a price equal to $1,150 per share, plus all accrued and unpaid dividends, and after October 24, 2001 at a price equal to $1,200 per share, plus all accrued and unpaid dividends.

       During the three months ended June 30, 2001, the Company issued 266,774 common stock on the conversion of 120 Series C preferred stock. The proceeds received on the issue of Class C preferred shares will be allocated between the value of detachable warrants issued and the preferred shares outstanding on the basis of their relative fair values. Paid in capital will be credited by the value of the warrants and retained earnings charged for the amount of preferred dividends effectively paid.

       During the three months ended June 30, 2001, the Company issued 723,436 warrants to the Series C Preferred Stock investors of which 663,484 have a strike price of $0.54 and expire on April 18, 2005. The balance of 59,952 have a strike price of $0.63 and expire on June 8, 2005.

    f) At December 31, 2000, the Business Development Bank of Canada (BDC) loan covenants were in breach and accordingly the loan amounts were reclassified as current. Subsequent to March 31, 2001, the bank has agreed to a temporary deferment of principal payments until January 2002. The Company is current in its interest obligations to the Business Development Bank of Canada.

    g) As a result of the Bank One loan covenants being in breach at December 31, 2000, subsequent to the year end, the interest rates on these loans were increased and the bank has enforced a restriction on principal repayment of all subordinated loans and notes payable. The parties affected by this restriction include the Business Development Bank of Canada, the vendor of Cad Cam, Roger Walters and the vendor of MicroTech Professionals, Denise Dunne to whom the company owes approximately $450,000, $1,200,000, and $1,900,000 respectively.

    h) As a result of Bank One's restriction on subordinated debt payments, the Company is in breach of its payment schedule to Roger Walters. The Company has restructured its note payable to Roger Walters in September 2001, so that 1,200,000 shares will be issued in lieu of $450,000 cash reducing the balance of the note to $750,000. The balance will be paid over 3 years beginning January 1, 2003. The Company is current in its interest obligations to Roger Walters.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)

22. SUBSEQUENT EVENTS (CONT'D)

    i) As a result of Bank One's restriction on subordinated debt payments, the Company is in breach of its payment schedule to Denise Dunne. The Company is in negotiations to restructure its note payable to Denise Dunne. The Company hopes to reduce the cash amount owing and extend the payment terms. The Company is current in its interest obligations to Denise Dunne.

    j) In June 2001, Management retained Banc One Capital Markets to represent the Company in certain investment banking opportunities. Management is exploring several opportunities, including joint ventures, strategic partnerships, spin-offs of subsidiaries, and the potential sale or downsizing of other smaller business units.

    k) During the six months ended June 30, 2001, the Company recorded a restructuring charge of $452,764 as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring charge includes severance paid to employees of the London training office and the staff involved with software development for Njoyn. The support and marketing team for Njoyn continue to operate.

    l) During the three months ended June 30, 2001, the Company issued 150,000 shares of its common stock in consideration of $78,000 cash received.

    m) On June 6, 2001, the Company amended its Articles of Organization to increase its authorized common stock from 15,000,000 to 30,000,000.

    n) During July 2001, 22,125 shares were issued for the options exercised by the Business Development Bank of Canada.

    o) On July 20, 2001, the Company received a Nasdaq Staff Determination indicating that the company is not in compliance with the bid price requirements for continued listing, as set forth in Nasdaq's Marketplace Rule 4310 (c)(8)(B). On September 27, 2001, Nasdaq announced a moratorium on the minimum bid and public float requirements for continued listing on the exchange until January 2, 2002. The Company's stock will continue to be listed on Nasdaq during this period.

    p) On September 11, 2001, the Company's branch office located in the World Trade Centre was destroyed and its branch office at 195 Broadway was damaged and closed for a period of four weeks. The company cannot yet provide a reliable estimate of the effect of this destruction and closure on its operating results and financial condition.

23. SEGMENTED INFORMATION

            a) Sales by Geographic Area
                                                       2000           1999
                                                         $              $
                  Canada                            15,663,140     16,601,717
                  United States of America          28,692,640     10,430,718
                                                    ----------     ----------
                                                    44,325,780     27,032,435
                                                    ==========     ==========

            b) Net Income by Geographic Area
                                                       2000           1999
                                                         $              $
                  Canada                            (6,599,859)      (432,464)
                  United States of America          (1,798,458)       427,141
                                                    ----------       --------
                                                    (8,398,317)        (5,323)
                                                    ==========       ========

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


23. SEGMENTED INFORMATION (CONT'D)

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
                                            ==========        ==========

    d) Revenue and Gross Profit by Operating Segment

               The company is organized around differences in products and services and the following represents the operating segments of the company managed at the gross revenue and gross profit levels only. The assets and liabilities are managed on an aggregate level.
                                                         2000          1999
                                                           $             $
           Revenue
                IT Recruitment                       13,864,829    14,291,100
                Tech Pubs and Engineering            16,171,216     5,076,761
                IT Documentation                      6,265,665         -
                Training                              7,196,636     7,054,552
                Technology                              827,434       610,022
                                                     ----------    ----------
                                                     44,325,780    27,032,435
                                                     ==========    ==========

           Gross Profit
                IT Recruitment                        7,654,180     5,914,436
                Tech Pubs and Engineering             3,501,789     1,339,068
                IT Documentation                      2,764,794           -
                Training                              3,538,734     3,002,930
                Technology                              683,455       413,526
                                                     ----------    ----------
                                                     18,142,952    10,669,960
                                                     ==========    ==========

    e) Revenues from Major Customers

       The consolidated entity had the following revenues from major Customers:

       2000 - No single customer consisted of more than 10% of the revenues.

       1999 - No single customer consisted of more than 10% of the revenues.

    f) Purchases from Major Suppliers

       There were no significant purchases from major suppliers.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


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
                                                    =========      =========

    The outstanding options and warrants were not included in the computation of the fully diluted earnings per common share as the effect would be anti-dilutive.

    The earnings per share calculation (basic and fully diluted) does not include any common stock for common stock payable as the conversion ratio is unknown.


25. STOCK OPTION PLANS

    a) Options outstanding

                                                               OPTIONS        WEIGHTED
                                                                               AVERAGE
                                                                              EXERCISE
                                                                                 PRICE


       Options outstanding at January 1, 1999                    222,125          1.89
       Options granted to key employees and directors            250,500          3.19
       Options exercised during the year                            --
       Options forfeited during the year                             -
       Options expired during the year                               -
                                                               ---------

       Options outstanding at December 31, 1999                  472,625          2.21

       Options granted to key employees and directors            969,500          2.22
       Options exercised during the year                         (18,508)         2.10
       Options forfeited during the year                          (4,000)         3.19
       Options expired during the year                               -
                                                               ---------

       Options outstanding at December 31, 2000                1,419,617          2.21
                                                               =========

       Options exercisable December 31, 1999                     472,625          2.58
       Options exercisable December 31, 2000                     714,117          1.95
       Options available for future grant December 31, 1999      184,500
       Options available for future grant December 31, 2000          --


       After December 31, 2000, 217,500 options exercisable at between $3.19 and $3.25 have been forfeited by employees following their termination and the expiry of their option periods to October 5, 2001.

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


25. STOCK OPTION PLANS (CONT'D)

    b) Range of Exercise Prices


                     Outstanding     Weighted          Options        Options    Weighted
                       Options       Average         Outstanding    exercisable  Average
                                    Remaining          Average                   Exercise
                                        Life         Exercise Price                Price


      $2.10 - $3.25     937,492      4.2 years          $2.97          431,992      $2.73

      $1 and under      482,125      3.9 years          $0.73          282,125      $0.75



    c) Pro-forma net income

       The company applies Accounting Principles Board Opinion No. 25, "Accounting of Stock Issued to Employees" and related interpretation in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost been determined, based on the fair value at the grant dates for options granted during 2000 and 1999, consistent with the method of SFAS No.123, "Accounting for Stock-Based Compensation," the Company's pro forma net earnings and pro forma earnings per share for the years ended December 31, 2000 and 1999 would have been as follows:


                                    2000 AS           2000          1999 AS        1999
                                   REPORTED        PRO FORMA       REPORTED     PRO FORMA
                                    --------        ---------       --------     ---------

       Net loss                    (8,398,317)     (8,939,590)      (5,323)      (69,195)
       Net loss after preferred
          share dividends         (12,044,912)    (12,586,185)    (143,323)     (207,195)

       Basic and fully diluted
          Loss per share                (1.59)          (1.70)       (0.00)        (0.02)
          loss per share after
              preferred dividends       (2.27)          (2.38)       (0.04)        (0.06)


    d) Black Scholes Assumptions

       The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                                    2000 GRANTS     1999 GRANTS
                                                    -----------     -----------
       Risk free interest rates                      6.05%           5.81%
       Volatility factors                             100%            100%
       Weighted average expected life                3.81 years       5 years
       Weighted average fair value per share         2.40             3.19
       Expected dividends                              --               --

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


26. SUPPLEMENTAL INFORMATION

    a) MicroTech acquisition

       The following represents that results of operations as though MicroTech had been acquired as of January 1, 2000 and as of January 1, 1999.


                                           December 31, 2000   December 31, 1999

       Revenue                                45,788,302           32,173,548
       Net income                             (8,483,765)             402,430

       Earnings per share                          (2.17)                 .08

       Earnings per share - fully diluted          (2.17)                 .07


    b) TidalBeach pooling of interests

       The results of operations include the following amounts for the period prior to the combination of TidalBeach Inc. on November 15, 2000

       Revenue                                 $ 657,715

       Net income                              $ 158,039

       Other changes in stockholders' equity

       There are no inter-company transactions and no adjustments have been required to adopt the same accounting practices or combine the net income of the combining companies

       Reconciliation of revenue and net income(loss) previously reported


       December 31, 1999     Previously       ObjectArts     TidalBeach         Restated
                              Reported

       Revenue                19,822,861      6,599,496         610,078       27,032,435

       Net income(loss)          228,720       (251,128)         17,085           (5,323)


27. FINANCIAL INSTRUMENTS

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

THINKPATH INC.
(FORMERLY THINKPATH.COM INC.)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(AMOUNTS EXPRESSED IN US DOLLARS)


27. FINANCIAL INSTRUMENTS (CONT'D)

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


28. COMPARATIVE FIGURES

    Certain figures in the 1999 financial statements have been reclassified to conform with the basis of presentation used in 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have had no changes in or disagreements with our accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

       Our officers and directors, and further information concerning them, are as follows as at October 23, 2001:

Name                     Age      Position
----                     ---      --------

Declan A. French          55      Chairman of the Board of Directors and
                                        Chief Executive Officer
Laurie Bradley            46      President
Tony French               28      Executive Vice President
Kelly Hankinson           31      Chief Financial Officer, Secretary, Treasurer
                                        and Director
John Dunne                56      Director
Arthur S. Marcus          35      Director
Ronan McGrath             52      Director
Joel Schoenfeld           50      Director
Robert Escobio            46      Director




          Each director is elected for a period of one year at out annual meeting of shareholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Directors may be re-elected annual without limitation. Officers are appointed by, and serve at the discretion of, our Board of Directors.

         Our Bylaws provide that the authorized number of directors shall be as set by our Board of Directors, but shall not be less than one. Strasbourger Pearson Tulcin Wolff Incorporated, the managing underwriter for our June 8, 1999 initial public offering, shall have the right, at its option, to designate one director or observer to our Board of Directors until June 1, 2002. In addition, with respect to our August 2000 private placement offering, our Board of Directors is required to nominate a director designee of KSH Investment Group, Inc., the placement agent, who is reasonably acceptable to our Board of Directors. We have paid our directors fees for service on the Board of Directors by the issuance of options under our 1998 Stock Option Plan and 2000 Stock Option Plan.

         Set forth below is a biographical description of each of our directors based on information supplied by each of them:

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

         Laurie Bradley has served as our President since February 2001. Ms. Bradley is responsible for all of our sales initiatives and the integration of our acquisitions. From 1998 to January 2001, Ms. Bradley served as the President of the e-business division of Century Business Services Inc., a North American accounting and outsourcing firm. From 1988 to 1998, Ms. Bradley served as the Vice President of Adecco, the world's largest staffing company.

         Tony French has served as our Executive Vice President since September 1999. In his capacity of Executive Vice President, Mr. French is responsible for overseeing our recruitment services division. Prior to becoming Executive Vice President, Mr. French served as our Vice President of Sales, since our inception in 1994. Mr. French is the son of Declan A. French, our Chairman of the Board of Directors and Chief Executive Officer.

         Kelly Hankinson has served as our Chief Financial Officer since May 2000, on our Board of Directors since June 2000 and as our Secretary and Treasurer since March 2001. Ms. Hankinson served as our Vice President, Finance and Administration and Group Controller from February 1994 to May 2000. Ms. Hankinson has a Masters Degree and a Bachelors Degree from York University.

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

Committees of the Board of Directors

          In July 1998, our Board of Directors formalized the creation of a Compensation Committee, which is currently comprised of John Dunne, Arthur S. Marcus and Ronan McGrath. The Compensation Committee has: (i) full power and authority to interpret the provisions of, and supervise the administration of, our 1998 Stock Option Plan, 2000 Stock Option Plan and 2001 Stock Option Plan, as well as any stock option plans adopted in the future; and (ii) the authority to review all compensation matters relating to us. The Compensation Committee has not yet formulated compensation policies for senior management and executive officers. However, it is anticipated that the Compensation Committee will develop a company-wide program covering all employees and that the goals of such program will be to attract, maintain, and motivate our employees. It is further anticipated that one of the aspects of the program will be to link an employee's compensation to his or her performance, and that the grant of stock options or other awards related to the price of the shares of our common stock will be used in order to make an employee's compensation consistent with shareholders' gains.

         It is expected that salaries will be set competitively relative to the information technology and engineering services and consulting industry and that individual experience and performance will be considered in setting such salaries.

          In July 1998, our Board of Directors also formalized the creation of an Audit Committee, which currently consists of Kelly Hankinson, Joel Schoenfeld and John Dunne. The Audit Committee is charged with reviewing the following matters and advising and consulting with our entire Board of Directors with respect to: (i) the preparation of our annual financial statements in collaboration with our chartered accountants; (ii) annual review of our financial statements and annual reports; and (iii) all contracts between us and our officers, directors and other of our affiliates. The Audit Committee, like most independent committees of public companies, does not have explicit authority to veto any actions of our entire Board of Directors relating to the foregoing or other matters; however, our senior management, recognizing their own fiduciary duty to us and our shareholders, is committed not to take any action contrary to the recommendation of the Audit Committee in any matter within the scope of its review.


         We have established an Executive committee, comprised of certain of our executive officers and key employees, which allows for the exchange of information on industry trends and promotes "best practices" among our business units. Currently, the Executive Committee consists of Declan A. French, Laurie Bradley, Tony French, Michael Reid, Kelly Hankinson, Denise Dunne-Fushi and Robert Trick.


Indemnification of Officers and Directors

         Our Bylaws provide that we shall indemnify, to the fullest extent permitted by Canadian law, our directors and officers (and former officers and directors). Such indemnification includes all costs and expenses and charges reasonably incurred in connection with the defense of any civil, criminal or administrative action or proceeding to which such person is made a party by reason of being or having been our officer or director if such person was substantially successful on the merits in his or her defense of the action and he or she acted honestly and in good faith with a view to our best interests, and if a criminal or administrative action that is enforced by a monetary penalty, such person had reasonable grounds to believe his or her conduct was lawful.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted, our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses, incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person, we will, unless our counsel opines that the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act of 1933, as amended, and we will be governed by the final adjudication of such issue.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by Thinkpath during each of the last three fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended December 31, 2000:

Summary Compensation Table





Name and                                                        Restricted
Principal                               Annual                     Stock                               Other
Position                    Year        Salary        Bonus        Awards         Options/SARs     Compensation
--------                    ----        ------        -----       -------         --------------   -------------

Declan A. French,           2000       $100,000        -0-          -0-             29,000         1,200,000(1)
Chief Executive Officer     1999        106,342        -0-          -0-            100,000               -0-
and Chairman of the Board   1998        106,342        -0-          -0-              -0-                 -0-


John A. Irwin,              2000        100,000        -0-          -0-              4,000           $80,000(2)
Former                      1999        102,000        -0-          -0-              4,000            94,149(2)
President-International     1998        130,580        -0-          -0-              -0-              35,888(2)
Career Specialists Inc.

John R. Wilson,             2000         80,000        -0-          -0-              4,000           $80,000(3)
President-Systemsearch      1999         81,600        -0-          -0-             24,000            76,915(3)
Consulting Services         1998         90,000        -0-          -0-              -0-              77,282(3)


Roger W. Walters,           2000        200,000        -0-          -0-            104,000               -0-
Former Executive Vice       1999        200,000(4)     -0-          -0-              4,000               -0-
President - US              1998          -0-          -0-          -0-              -0-                 -0-
Operations,
President-Cad Cam, Inc.

Thomas E. Shoup,            2000        175,000(5)     -0-          -0-              4,000               -0-
Former President and        1999         43,759(6)     -0-          -0-              4,000               -0-
Chief Operating Officer     1998          -0-          -0-          -0-              -0-                 -0-




(1) This reflects 1,200,000 shares of common stock issued to Mr. French in lieu of cash bonuses payable for the fiscal years of 1999 and 2000 pursuant to his employment agreement with us.
(2) This reflects commissions paid pursuant to Mr. Irwin's employment agreement with us.
(3) This reflects commissions paid pursuant to Mr. Wilson's employment agreement with us.
(4) This reflects the salary paid to Mr. Walters as of the date of our acquisition of Cad Cam, Inc
(5) This reflects the salary paid to Mr. Shoup through December 22, 2000, the effective date of Mr. Shoup's resignation as an officer of Thinkpath.
(6) This reflects the salary paid to Mr. Shoup as of the date of our acquisition of Cad Cam, Inc.


 Employment Agreements

         We have entered into an employment agreement with Declan A. French whereby he will serve as our Chairman of the Board and Chief Executive Officer for a period of 2 years commencing on June 1, 1999. Mr. French shall be paid a base salary of $98,000 and a bonus equal to (i) 2% of our gross profit, plus
(ii) for each fiscal year, 1% of the increase in revenue from the prior fiscal year. Mr. French's right to receive the latter portion of the bonus continues for 1 year beyond the termination of the employment agreement. In February 2001, we issued 1,200,000 shares of our common stock as payment in full for the bonuses due to Mr. French for the fiscal years of 1999 and 2000 pursuant to the terms of his employment agreement with us. The Board of Thinkpath and Mr. French are currently in the process of negotiating the terms of the renewal of his employment agreement. Mr. French continues to serve as our Chairman and Chief Executive Officer.

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

         In February 1998, in connection with the acquisition of Systemsearch Consulting Services Inc., we entered into a 3-year employment agreement with John R. Wilson whereby he served as President of Systemsearch Consulting Services Inc. at annual salary of $120,000. The agreement was effective as of January 2, 1997. Mr. Wilson received a commission of 10% of the permanent placement revenue of Systemsearch Consulting Services Inc. In addition, he received $0.65 for every hour of contract services provided by information technology professionals placed by Systemsearch Consulting Services Inc., provided that the gross margin on such hour exceeded $6.50. Pursuant to the agreement, Mr. Wilson had control of the day-to-day management of Systemsearch Consulting Services Inc. Mr. Wilson's contract was not renewed, though he continues to be employed by us on a month-to-month basis. Mr. Wilson currently receives an annual salary of $67,000 plus 10% of personal gross profit and 10% of monthly office gross profit in excess of $47,000.


         In September 1999, in connection with the acquisition of Cad Cam, Inc., Roger W. Walters was elected to our Board of Directors. On March 14, 2001, Mr. Walters resigned from the Board of Directors effective March 30, 2001.


         On January 1, 2000, in connection with the acquisition of ObjectArts Inc., we entered into an employment agreement with Marilyn Sinclair whereby she was to serve as our Vice President and as President of ObjectArts Inc. The employment agreement was for a term of 3 years commencing on January 1, 2000 with an annual salary of $82,000. The agreement was terminated on March 9, 2001, the effective date of Ms. Sinclair's resignation from Thinkpath. Ms. Sinclair resigned from the Board of Directors effective April 4, 2001.


         On April 1, 2000, in connection with the acquisition of MicroTech Professionals, Inc., we entered into an employment agreement with Denise Dunne-Fushi pursuant to which she served as our Vice-President and as President of MicroTech Professionals, Inc. The employment agreement was for a term of 1 year commencing on April 25, 2000, with an annual salary of $125,000 and a bonus of $25,000. Thinkpath and Mrs. Dunne-Fushi are currently in the process of negotiating the terms of the renewal of her employment agreement. Mrs. Dunne-Fushi continues to serve as our Vice President and as President of Micro Tech Professionals, Inc. on a month-to-month basis under the terms described above.

         On November 15, 2000, in connection with the business combination with TidalBeach Inc., we entered into an employment agreement with Michael Reid pursuant to which Mr. Reid will serve as our Chief Information Officer and as the President of TidalBeach Inc. The employment agreement is for a term of 2 years commencing on November 15, 2000, with an annual salary of $123,000.


         On January 29, 2001, we entered into an employment agreement with Laurie Bradley whereby she will serve as our President. Ms. Bradley shall be paid an annual salary of $130,000 and a performance bonus. The employment agreement is for an indeterminate period of time.

         On March 1, 2001, we entered into an employment agreement with Tony French whereby he will serve as our Executive Vice President. Mr. French shall be paid an annual salary of $100,000 and a performance bonus. The employment agreement is for an indeterminate period of time. In the event Mr. French is terminated for any reason, including but not limited to, the acquisition of Thinkpath, Mr. French shall be entitled to a severance payment equal to 1 year's salary. Mr. French is the son of Declan A. French.

          On March 1, 2001, we entered into an employment agreement with Kelly Hankinson whereby she will serve as our Chief Financial Officer, Secretary and Treasurer. Ms. Hankinson shall be paid an annual salary of $100,000. The employment agreement is for an indeterminate period of time. In the event Ms. Hankinson is terminated for any reason, including but not limited to, the acquisition of Thinkpath, Ms. Hankinson shall be entitled to a severance payment equal to 1 year's salary.

         No other officer has an employment agreement with us.


Compensation of Directors

         There are no standard arrangements for the payment of any fees to our directors for acting in such capacity. Our directors have been issued warrants and/or options for services rendered in this capacity. Directors are reimbursed for expenses for attending meetings.

         The Board of Directors and our shareholders have adopted a 1998 Stock Option Plan, 2000 Stock Option Plan and 2001 Stock Option Plan, pursuant to which options have been granted or will be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to us.

         Options, Warrants or Rights Issued to Directors and/or Officers On August 19, 1999, Declan A. French was issued an option to purchase 100,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as Chairman of the Board and Chief Executive Officer. The option is immediately exercisable and expires on August 19, 2004.

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

         On August 19, 1999, Arthur S. Marcus was issued an option to purchase 2,500 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for legal services rendered. The option is immediately exercisable and expires on August 19, 2004.

         On January 1, 2000, Roger W. Walters, a former officer and director of Thinkpath, was issued an option to purchase 25,000 shares of our common stock at an exercise price of $3.25 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. The option was immediately exercisable and expired on December 31, 2000. Such option was not exercised.

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

         On March 22, 2000, Thomas E. Shoup, our former President and Chief Operating Officer, was issued an option to purchase 4,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. and in consideration for services rendered to us in his capacity as President and Chief Operating Officer. The option was to vest at a rate of 1,333 shares of common stock per year and was to be fully vested on March 22, 2003. The option was to expire on March 22, 2005. The option terminated on December 22, 2000, the effective date of Mr. Shoup's resignation as an officer of Thinkpath.

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

         On March 31, 2000, Roger W. Walters, a former officer and director of Thinkpath, was issued an option to purchase 25,000 shares of our common stock at an exercise price of $2.75 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. The option was immediately exercisable and expired on December 31, 2000. Such option was never exercised.

         On May 9, 2000, Marilyn Sinclair, a former officer and director of ours, was issued an option to purchase 4,000 shares of our common stock at an exercise price of $3.25 per share. The option was issued in consideration for services rendered to us in her capacity as Vice President and President of ObjectArts Inc. The option shall vest at a rate of 1,333 shares of common stock per year and shall be fully vested on May 9, 2003.
The option expires on May 9, 2005

         On June 30, 2000, Roger W. Walters, a former officer and director of ours, was issued an option to purchase 25,000 shares of our common stock at an exercise price of $3.00 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. The option was immediately exercisable and expired on December 31, 2000. Such option was never exercised.

         On September 30, 2000, Roger W. Walters, a former officer and director of ours, was issued an option to purchase 25,000 shares of our common stock at an exercise price of $2.12 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. The option was immediately exercisable and expired on December 31, 2000. Such option was never exercised.

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

         On December 26, 2000, Michael Reid was issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share. The option shall vest at a rate of 33,333 shares of common stock per year and shall be fully vested on December 26, 2003. The option expires on December 26, 2005.


         On May 29, 2001, Joel Schoenfeld was issued an option to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share. The option was issued in consideration for services rendered to us in his capacity as an advisor to the Board of Directors. The option shall vest at a rate of 16,666 shares of common stock per year and shall be fully vested on December 26, 2004. The option expires on May 29, 2006.


         On March 14, 2001, we repriced 100,000 options belonging to Roger W. Walters to $1.00 per share in consideration of debt forgiveness of $75,000 and the restructuring of debt totaling $250,000 on the notes payable to Mr. Walters in connection with our purchase of Cad Cam, Inc. The options shall be exercisable during the period April 1, 2001 to April 4, 2004.

         The table below shows the options granted to our past and present named officers and the percentage of the total options issued to such persons during the fiscal year 2000:




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


 (1) The exercise price of such options was repriced by Thinkpath to $1.00 per share in consideration for the forgiveness of $75,000 in debt and the restructuring of debt totaling $250,000 pursuant to notes payable to Mr. Walters in connection with our acquisition of Cad Cam, Inc. In addition, the term of the options was extended to April 4, 2004.


Consulting Agreements


         In May 1998, we entered into a consulting agreement with Robert M. Rubin, one of our former directors, pursuant to which Mr. Rubin assists us in structuring and negotiating acquisitions, strategic partnerships and other expansion opportunities. In exchange for such services, Mr. Rubin has been granted an option to purchase 200,000 shares of our common stock at a purchase price of $2.10 per share. Mr. Rubin has agreed not to sell, transfer, assign, hypothecate or otherwise dispose of the shares of our common stock issuable upon exercise of the options for a period of two years after exercise without our consent. As of the date of this prospectus, we have issued 18,508 shares of our common stock upon Mr. Rubin's exercise of the option.

         On September 13, 2000, we entered into an engagement agreement with Burlington Capital Markets Inc. We agreed to sell Burlington Capital Markets an aggregate of 250,000 shares of our common stock at a cash purchase price of $.01 per share. We further agreed to issue warrants to purchase an aggregate of 400,000 shares of our common stock according to the following schedule: (i) 100,000 shares at an exercise price of $5.00 per share, exercisable at any time after October 13, 2000; (ii) 100,000 shares at an exercise price of $7.00 per share, exercisable at any time after November 13, 2000; (iii) 100,000 shares at an exercise price of $9.00 per share, exercisable at any time after December 13, 2000, and (iv) 100,000 shares at an exercise price of $11.00 per share, exercisable at any time after February 13, 2001. Such warrants were exercisable in whole or in part 5 years from the respective vesting date and contained a cashless exercise provision and registration rights. Compensation was to be paid to Burlington at a monthly fee of $10,000 for a minimum of six months. The agreement with Burlington was subsequently terminated and no warrants were issued. In the aggregate, Burlington received 425,000 shares of our common stock and $10,000 pursuant to the agreement. The additional 175,000 shares constituted compensation to Burlington Capital Markets Inc. as a settlement on the termination of the agreement.

         On December 14, 2000, we entered into a consulting agreement with Tsunami Trading Corp. d/b/a Tsunami Financial Communications and International Consulting Group, pursuant to which Tsunami and International Consulting Group are to provide financial consulting services to us with respect to financing, and mergers and acquisitions and related matters. In consideration for the services to be rendered, we: (a) issued 160,000 shares of our common stock to the consultants as an advance fee, (b) agreed to pay a fee of 10% of the consideration received by us upon the successful completion of any transaction contemplated by the consulting agreement; and (c) agreed to issue warrants to purchase our common stock in an amount equal to 2% of the equity sold and/or issued by us in any transactions contemplated by the consulting agreement.

         As a result of an oral agreement between us and Del Mar Consulting Group entered into in December 2000, on January 24, 2001, we executed a written agreement pursuant to which Del Mar Consulting Group shall provide investors' communications and public relations services. Pursuant to the agreement, we issued a non-refundable retainer of 400,000 shares common stock to Del Mar and are required to pay $4,000 per month for on-going consulting services. In addition, we issued Del Mar warrants to purchase 400,000 shares of our common stock at $1.00 per share and 100,000 shares at $2.00 per share which collectively expire January 24, 2005 and are exercisable commencing August 1, 2001. As the agreement to issue the non-refundable retainer was reached in December 2000, the 400,000 shares with a value of $268,000 has been included in the shares issued for services rendered and has been included in acquisition costs and financing expenses for December 31, 2000. The value of the warrants of $216,348 has been included in paid in capital in January 2001 and the expense is being reflected over the six-month period ending August 1, 2001. In April 2001, the warrants were cancelled and new warrants were issued which are exercisable commencing April 2001 and the balance are exercisable commencing August 1, 2001. The value of the change in the warrants of $29,702 has been included in the paid in capital in April 2001.


                  On January 30, 2001, we issued an additional 20,000 shares of our common stock to International Consulting Group for financial consulting services rendered pursuant to the December 14, 2000 consulting agreement between Tsunami Trading Corp. d/b/a Tsunami Financial Communications, International Consulting Group and us.


         On April 1, 2001, we entered into an agreement with Dailyfinancial.com, Inc., a New York corporation, pursuant to which Dailyfinancial will provide services with respect to investor communications and public relations. Dailyfinancial acts a liaison between us and our shareholders, brokers, broker-dealers and other investment professionals. In lieu of fees, we issued Dailyfinancial 90,000 shares of our common stock for services to be rendered for the period between April 1, 2001 to September 30, 2001.


Stock Option Plans

The 1998 Stock Option Plan

         The 1998 Stock Option Plan is administered by our Compensation Committee or our Board of Directors, which determines among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price. As of the date of this prospectus, we have issued options to purchase 435,000 shares of our common stock underlying the 1998 Stock Option Plan to certain of our directors, employees and consultants.

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

The 2000 Stock Option Plan

         The 2000 Stock Option Plan is administered by our Compensation Committee or our Board of Directors, which determines among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price. As of the date of this prospectus, we have issued options to purchase 435,000 shares of our common stock underlying the 2000 Stock Option Plan to certain of our directors, employees and consultants.

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

The 2001 Stock Option Plan

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




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of October 23, 2001, the names and ownership of our common stock beneficially owned, directly or indirectly, by:
(i) each person who is a director or executive officer of Thinkpath; (ii) all directors and executive officers of Thinkpath as a group; and (iii) all holders of 5% or more of the outstanding shares of the common stock of Thinkpath:



Name and Address of                  Amount and Nature of       Percentage of
Beneficial Owner (1)              Beneficial Ownership (2)   Shares Outstanding

Declan A. French                           2,338,459  (3)             15.3%
Laurie Bradley                                      - - -             - - -
Tony French                                   70,133  (4)                 *
Kelly Hankinson                              180,167  (5)              1.2%
John Dunne                                    41,424  (6)                 *
Arthur S. Marcus                              30,500  (7)                 *
Ronan McGrath                                 25,500  (8)                 *
Joel Schoenfeld                               25,000  (9)                 *
Robert Escobio                               200,000 (10)              1.3%
Roger W. Walters                           1,395,398 (11)              9.0%
KSH Strategic Investment Fund I,
L.P.                                       1,844,673 (12)             11.9%
All Directors and Officers as a
Group (9 persons) (3 - 10)                 2,910,717                  18.7%




 * Less than 1%.

(1) Except as set forth above, the address of each individual is 55 University Avenue, Suite 505, Toronto, Ontario M5J 2H7.


(2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books. We have been informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of October 10, 2001, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person

(3) Includes 523,263 shares of common stock owned by Christine French, the wife of Declan A. French and 101,333 shares of common stock issuable upon the exercise of options granted to Declan A. French that are currently exercisable or exercisable within the next 60 days. Also includes 1,200,000 shares of common stock issued to Declan A. French as a bonus pursuant to his employment agreement.

(4) Includes 1,133 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(5) Includes 126,167 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

 (6) Includes 1,333 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(7) Includes 27,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days. Excludes 30,362 shares of common stock issued in the name of Gersten, Savage & Kaplowitz, LLP, our United States legal counsel, of which Mr. Marcus is a partner.

(8) Consists of 25,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(9) Consists of 25,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(10) Includes 200,000 shares of common stock issued in the name of Aquila Airways Inc., a corporation in which Mr. Escobio's wife is a stockholder.

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

         In October 1997, in consideration for certain business consulting services, including identifying, structuring and effecting the acquisitions of Systemsearch Consulting Services Inc. and International Career Specialists Ltd., we issued 113,459 shares of our common stock to Globe Capital Corporation, which is controlled by Lloyd MacLean, our former Chief Financial Officer and a former director.


         In May 1998, we entered into a consulting agreement with Robert M. Rubin, one of our former directors, pursuant to which Mr. Rubin will assist us in structuring and negotiating acquisitions, strategic partnerships and other expansion opportunities. In exchange for such services, Mr. Rubin received an option to purchase 200,000 shares of our common stock at a purchase price of $2.10 per share. Mr. Rubin has agreed not to sell, transfer, assign, hypothecate or otherwise dispose of the shares of our common stock issuable upon exercise of the option for a period of 2 years after exercise without our consent. As of the date of this prospectus we have issued 18,508 shares of common stock upon Mr. Rubin's exercise of the option.


         In November 1998, we purchased certain assets of Southport Consulting, Inc. from Michael Carrazza, one of our former directors, for an aggregate of $50,000 in cash and 40,000 shares of our common stock. In February 2001, Mr. Carrazza instituted an action against us in the Supreme Court of the State of New York alleging breach of contract and unjust enrichment. Mr. Carrazza is seeking $250,000 in damages specifically claiming that we failed to deliver cash and/or stock under the asset purchase agreement.


          In September, 1999, we completed the acquisition of all the issued and outstanding capital stock of Cad Cam, Inc. for $2,000,000 in cash, $2,500,000 pursuant to a promissory note and the issuance of $1,500,000 worth of shares of our common stock to Roger W. Walters, Cad Cam, Inc.'s former president. As part of the transaction, Mr. Walters was elected to serve on our Board of Directors. Mr. Rogers was not affiliated with us prior to the acquisition. On March 14, 2001, Mr. Walters resigned from the Board of Directors effective March 30, 2001. On January 1, 2000, the share purchase agreement by and among Thinkpath, Cad Cam, Inc., and Roger W. Walters was amended. Pursuant to the amendment, the parties agreed that $1,000,000 of the $2,000,000 cash payment to be made to Mr. Walters was to be paid in 4 equal quarterly payments of $250,000 commencing on January 1, 2000. In consideration for accepting the cash payment in installments, we issued Mr. Walters options to purchase an aggregate of 100,000 shares of our common stock at exercise prices ranging from $2.12 to $3.25 per share, which options expired on December 31, 2000. On March 14, 2001, we repriced such options belonging to Roger W. Walters to an exercise price of $1.00 per share in consideration of debt forgiveness of $75,000 and the restructuring of debt totaling $250,000 on the notes payable to Mr. Walters in connection with our purchase of Cad Cam, Inc. In addition, the term of such options was extended to April 4, 2004.

         On January 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of ObjectArts Inc., an Ontario corporation, in consideration of: (i) the issuance of $900,000 of our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our acquisition of ObjectArts Inc.; and (iii) the issuance of $1,100,000 of our common stock to the existing shareholders of ObjectArts Inc. As part of the transaction, we entered into employment agreements with Marilyn Sinclair and Lars Laakes, former officers of ObjectArts Inc. Such employment agreements were for a term of 3 years commencing on January 1, 2000, the effective date of the acquisition, with annual salaries of $82,000 and $75,000, respectively. Neither Ms. Sinclair nor Mr. Laakes was affiliated with us prior to the acquisition. On March 9, 2001 Ms. Sinclair resigned as an officer of Thinkpath. On April 9, 2001, Ms. Sinclair resigned from our Board of Directors.

           On April 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of MicroTech Professionals, Inc., a Massachusetts corporation, in consideration of an aggregate of up to $4,500,000 in a combination of cash, notes payable and shares of our common stock, subject to specific performance criteria to be met. On April 25, 2000, we paid to Denise Dunne-Fushi, the sole shareholder of MicroTech Professionals, Inc., $2,500,000 of the aggregate of $4,500,000, which was paid in accordance with the following schedule: (i) $1,250,000 in cash; (ii) the issuance of a $750,000 principal amount unsecured promissory note; and (iii) the issuance of 133,333 shares of our common stock. As part of the transaction, we entered into an employment agreement with Denise Dunne-Fushi, the former President of MicroTech Professionals, Inc. Such employment agreement was for a term of 1 year commencing on April 25, 2000, with an annual salary of $125,000 and a bonus of $25,000. Mrs. Dunne-Fushi was not affiliated with us prior to the acquisition. Thinkpath and Mrs. Dunne-Fushi are currently in the process of negotiating the terms of the renewal of her employment agreement. Mrs. Dunne-Fushi continues to serve as our Vice President and as President of MicroTech Professionals, Inc. on a month-to-month basis under the terms described above.

           On November 15, 2000, we consummated a business combination with TidalBeach Inc., an Ontario-based Web development company. In consideration for the business combination, we issued 250,000 shares of our common stock to the two shareholders of TidalBeach Inc. As part of the transaction, we entered into an employment agreement with Michael Reid, the former President of TidalBeach Inc. Such employment agreement is for a term of 2 years commencing on November 15, 2000 with an annual salary of $123,000.


           Effective December 26, 2000, shares and options were issued to the following: Declan A. French, Tony French, Michael Reid, Kelly Hankinson, and Globe Capital Corporation. These issuances were made pursuant to contracts and/or as bonuses with regards to the various acquisitions throughout the course of the fiscal year 2000. The amounts issued were as follows: 1,200,000 shares to Declan A. French; 50,000 shares to Tony French; 100,000 options priced at $0.70 to Michael Reid; and 50,000 shares and 100,000 options priced at $0.70 to Kelly Hankinson; and 500,000 shares to Globe Capital Corporation.

           During the fiscal year ended December 31, 2000 we paid to Gersten, Savage & Kaplowitz, LLP, our United States legal counsel, approximately $100,000 and issued 30,632 shares of common stock in consideration for legal services rendered. Arthur S. Marcus, one of our directors, is a partner of Gersten, Savage & Kaplowitz, LLP.

           While we were private, we lacked sufficient independent directors to ratify many of the foregoing transactions. However, we believe that the foregoing transactions were on terms no less favorable to us than could have been obtained from unaffiliated third parties. Management believes that all transactions consummated since we became public and all future transactions between us and our officers, directors or 5% shareholders, and their respective affiliates have been and will be on terms no less favorable than could be obtained from unaffiliated third parties. In the event that we enter into future affiliated transactions, independent directors who do not have an interest in the transactions and who have access, at our expense, to our counsel or independent legal counsel, will approve such transactions.

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

(c)          Exhibits.

1.1       Form of Underwriting Agreement(1)
3.1       Bylaws of Thinkpath Inc.(1)
3.2       Articles of Incorporation dated February 11, 1994(1)
3.3       Articles of Amendment dated February 15, 1996(1)
3.4       Articles of Amendment dated April 15, 1998(1)
3.5       Articles of Amendment dated August 6, 1998(1)
3.6       Articles of Amendment dated January 19, 1999(1)
4.2       Form of Underwriters' Warrant(1)
4.3       Specimen Common Share Certificate(1)
10.1      Form of Financial Consulting Agreement(1)
10.2      1998 Stock Option Plan(1)
10.3(a)   Lease of Thinkpath Inc.'s headquarters in Toronto, Ontario(1)
10.3(b)   Lease of Thinkpath Inc.'s office in New York, New York(1)
10.3(c)   Lease of Thinkpath Inc.'s office in Etobicoke, Ontario(1)
10.3(d)   Lease of Thinkpath Inc.'s office in Scarborough, Ontario(1)
10.3(e)   Lease of Thinkpath Inc.'s office in Ottawa, Ontario(1)
10.4 Employment Agreement between Thinkpath Inc. and Declan French dated August 1998(1)
10.5 Employment Agreement between Thinkpath Inc. and John A. Irwin dated May 18, 1998(1)
10.6 Employment Agreement between Thinkpath Inc. and John R. Wilson dated February 8, 1998(1)
10.7 Employment Agreement between Thinkpath Inc. and Roger Walters dated September 16, 1999(2)
10.8 Form of consulting agreement for Thinkpath Inc.'s independent contractors(1)
10.9      Form of services agreement for Thinkpath Inc.'s customers(1)
10.10 Agreement for the acquisition of the capital stock of International Career Specialists Ltd.(1)
10.11 Agreement for the acquisition of the capital stock of Systemsearch Consulting Services Inc. and Systems PS Inc.(1)
10.12     Agreement for the acquisition of the capital stock of Cad Cam, Inc.(2)
10.13 License Agreement between Thinkpath Inc. and International Officer Centers Corp. dated August 1, 1998(2)
10.13 License Agreement between Thinkpath Inc. and International Officer Centers Corp. dated August 1, 1998(1)
10.14     Consulting Agreement between Thinkpath Inc. and Robert M. Rubin(1)
10.15     Form of Employment Agreement with Confidentiality Provision(1)
10.16 Asset Purchase Agreement between Thinkpath Inc. and Southport Consulting Company(1)
10.17     2000 Stock Option Plan(3)
10.18 Share Purchase Agreement between Thinkpath Inc. and MicroTech Professionals, Inc. dated April 25, 2000(4)

10.19 Non-Binding Letter of Intent between Thinkpath Inc. and Aquila Holdings Limited dated October 4, 2000(4)
10.20 Share Purchase Agreement between Thinkpath Inc. and TidalBeach Inc. dated October 31, 2000(5)
10.21 Consulting Agreement between Thinkpath Inc, and Tsunami Trading Corp. d/b/a Tsunami Financial Communications and International Consulting Group, Inc. dated December 14, 2000(5)
27        Financial Data Schedule(6)

------
(1) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on May 26, 1999.
(2) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on October 1, 1999.
(3) Incorporated by reference to Thinkpath Inc.'s Proxy Statement on Form Def-14A filed on May 22, 2000.
(4) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on April 25, 2000.
(5) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on January 12, 2001.
(6) Incorporated by reference to Thinkpath Inc.'s Form 10-KSB for the year ended December 31, 2000 filed on April 3, 2001.

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

                                    Dated: October 23, 2001

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ DECLAN A. FRENCH                Chairman and Chief          October 23, 2001
--------------------------------    Executive Officer
Declan A. French                    (Principal Executive Officer)


/S/ LAURIE BRADLEY                  President                   October 23, 2001
--------------------------------    (Principal Executive Officer)
Laurie Bradley


/S/ KELLY HANKINSON                 Chief Financial Officer     October 23, 2001
-------------------------------     and Director
Kelly Hankinson                     (Principal Accounting Officer)


                                    Director                    October 23, 2001
--------------------------------
John Dunne


/S/ ARTHUR S. MARCUS                Director                    October 23, 2001
--------------------------------
Arthur S. Marcus


                                    Director                    October 23, 2001
--------------------------------
Ronan McGrath

                                    Director                    October 23, 2001
--------------------------------
Joel Schoenfeld

/S/ ROBERT ESCOBIO                  Director                    October 23, 2001
--------------------------------
Robert Escobio