Form 10QSB/A
period 2001-03-31
THINKPATH COM INC
filed 2001-11-05
CIK 1070630

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

                        COMMISSION FILE NUMBER __________

                                 THINKPATH INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                 ONTARIO                                     52-209027
---------------------------------                      --------------------
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

Yes |X| No |_|

         The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on October 31, 2001 was approximately $3,070,249.

         As of October 31, 2001 there were 15,686,601 shares of Common Stock, no par value per share, outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes |X| No |_|

                                 THINKPATH INC.
                MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-QSB/A

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                     Page Number


Item 1.  Financial Statements

Revised Interim Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000 ............................................. 2-3
Revised Interim Consolidated Statements of Income for the three months ended
         March 31, 2001 and 2000 ...........................................   4
RevisedInterim Consolidated Statements of Stockholders' Equity for the three
       months ended March 31, 2001 and the year ended December 31, 2000 ....   5
Revised Interim Consolidated Statements of Cash Flows for the three months
       ended March 31, 2001 and 2000 .......................................   6
Notes to Revised Interim Consolidated Financial Statements .................7-15

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................  16

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  22
Item 2.  Changes in Securities and Use of Proceeds .........................  22
Item 3.  Defaults Upon Senior Securities ...................................  22
Item 4.  Submission of Matters to a Vote of Security Holders ...............  23
Item 5.  Other Information .................................................  23
Item 6.  Exhibits and Reports on Form 8-K ..................................  23

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 THINKPATH INC.
                          (FORMERLY THINKPATH.COM INC.)

                REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2001

                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)




THINKPATH INC.
REVISED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                        2001             2000
                                                        ----             ----

                                                          $               $
                                     ASSETS
CURRENT ASSETS


    Accounts receivable                               7,913,055        7,857,999
    Inventory                                            68,437           93,670
    Income taxes receivable                             333,597          358,436
    Prepaid expenses                                    504,022          335,930
                                                     ----------        ---------

                                                      8,819,111        8,646,035

CAPITAL ASSETS                                        3,342,683        3,596,759

GOODWILL                                              8,412,359        8,585,290

INVESTMENT IN NON-RELATED COMPANIES                   1,279,344        1,318,091

LONG-TERM RECEIVABLE                                    217,364           83,450

OTHER ASSETS                                          1,711,409        1,812,889

DEFERRED INCOME TAXES                                 1,417,825        1,643,426
                                                     ----------        ---------


                                                     25,200,095       25,685,940
                                                     ==========       ==========





THINKPATH INC.
REVISED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                         2001              2000
                                                         ----              ----

                                                          $                   $
                                   LIABILITIES
CURRENT LIABILITIES


    Bank indebtedness                                  5,439,868      5,061,410
    Accounts payable                                   3,495,579      3,822,984
    Deferred revenue                                     195,598        219,308
    Current portion of long-term debt                    607,557        946,131
    Current portion of notes payable                   1,614,604      1,683,333
                                                      ----------     ----------

                                                      11,353,206     11,733,166

LONG-TERM DEBT                                         1,093,621        760,313

NOTES PAYABLE                                          1,636,822      1,641,667

LIABILITIES PAYABLE IN COMMON STOCK                      751,788        751,788
                                                      ----------     ----------


                                                      14,835,437     14,886,934
                                                      ----------     ----------


                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 5)                                24,632,895     23,759,415

DEFICIT                                              (13,023,658)   (12,306,682)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX      (1,244,579)      (653,547)

                                                      ----------     ----------

                                                      10,364,658     10,799,006
                                                      ----------     ----------

                                                      25,200,095     25,685,940
                                                      ==========     ==========









          The accompanying notes are an integral part of these revised interim consolidated financial statements.



THINKPATH INC.
REVISED INTERIM CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)                                                           (Restated)
                                                           2001          2000

                                                             $             $

REVENUE                                                10,645,554     10,155,337

COST OF CONTRACT SERVICES                               6,855,092      6,869,477
                                                      -----------    -----------

GROSS PROFIT                                            3,790,462      3,285,860

    Other Income                                           12,429             --
                                                      -----------    -----------

                                                        3,802,891      3,285,860
                                                      -----------    -----------
EXPENSES
    Administrative                                      1,366,878      1,388,832
    Selling                                             1,636,259      1,185,594
    Interest charges                                      246,049        182,256
    Depreciation and amortization                         560,586        431,982
    Restructuring costs                                   279,453             --
                                                      -----------    -----------

                                                        4,089,225      3,188,664
                                                      -----------    -----------


INCOME (LOSS) BEFORE INCOME TAXES                        (286,334)        97,196

    Income taxes                                          203,962             --
                                                      -----------    -----------

NET INCOME (LOSS)                                        (490,296)        97,196

                                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    STOCK OUTSTANDING

    Basic                                              13,025,123      3,899,912
    Fully Diluted                                      13,025,123      4,001,630
                                                       ===========    ==========

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON STOCK
  AFTER PREFERRED DIVIDENDS

    Basic                                                   (0.04)          0.02
    Fully Diluted                                           (0.04)          0.02
                                                      ===========    ===========


          The accompanying notes are an integral part of these revised interim consolidated financial statements.


THINKPATH INC.
REVISED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR
THE YEAR ENDED DECEMBER 31, 2000 AND THE THREE MONTHS ENDED MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS) (UNAUDITED)


                                       COMMON     PREFERRED                                                   ACCUMULATED
                                        STOCK         STOCK         CAPITAL                                         OTHER
                                    NUMBER OF     NUMBER OF           STOCK       RETAINED    COMPREHENSIVE COMPREHENSIVE
                                       SHARES        SHARES         AMOUNTS       EARNINGS     INCOME(LOSS)  INCOME(LOSS)
                                   ----------     ---------     -----------    -----------  -------------    ------------
                                                   A    B             $              $               $              $

       Balance as of
        December 31, 2000          11,915,138    1,050 750        23,759,415     (12,306,862)                   (653,547)

       Net loss for the period           --        --   --             --           (490,296)      (490,296)        --
                                                                                                -----------
       Other comprehensive loss, net of tax:

          Foreign currency translation   --        --   --             --              --          (589,297)        --
          Adjustment to market value     --        --   --             --              --            (1,735)        --
                                                                                                 -----------
                                                                                                   (591,032)    (591,032)
       Other comprehensive loss                                                                  -----------

       Comprehensive loss                --        --   --             --              --        (1,081,328)
                                                                                                 ===========

       Issuance of common stock
         for cash                     525,000      --   --           400,000           --                           --

       Common stock and warrants
           issued in consideration
           of services                 30,632      --   --           246,980           --                           --

       Dividends on preferred
           stock                        --         --   --           226,500        (226,500)                       --

       Conversion of preferred stock
           to common stock          1,875,839   (1,050) (750)           --              --                           --


                                  -----------   ------- ------    ---------       --------                     ----------
       Balance as of
        March 31, 2001             14,346,609      --   --        24,632,895     (13,023,658)                 (1,244,579)

                                  ===========   ==============    ===========    ===========                  ===========



          The accompanying notes are an integral part of these revised interim consolidated financial statements.



THINKPATH INC.
REVISED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                                                         (Restated)
                                                              2001          2000
                                                           ----------     --------
                                                                   $            $
Cash flows from operating activities:

    Net income (loss)                                       (490,296)        97,196
                                                           ----------      --------
    Adjustments to reconcile net loss
      to net cash (used in)
       provided by operating activities:
       Amortization                                          560,586       431,982
       Decrease (increase) in accounts receivable           (159,078)     (137,621)
       Decrease (increase) in prepaid expenses              (168,092)     (249,221)
       Increase (decrease) in accounts payable              (327,405)     (145,627)
       Increase in income taxes payable (receivable)            --        (227,319)
       Decrease (increase) in deferred income taxes          200,000      (572,541)
       Decrease (increase) in inventory                       25,233          --
       Increase (decrease) in deferred revenue               (23,710)         --
       Common stock issued for services                      246,980          --
                                                          ----------      --------
    Total adjustments                                        354,514      (900,347)
                                                          ----------      --------
    Net cash used in operating activities                   (135,782)     (803,151)
                                                          ----------      --------
Cash flows from investing activities:
    Purchase of capital assets                              (62,089)      (442,350)
    Purchase of other assets                                     --       (651,546)
    Increase in long-term receivable                       (139,956)          --
                                                          ----------      --------
    Net cash used in investing activities                  (202,045)    (1,093,896)
                                                          ----------      --------
Cash flows from financing activities:
    Repayment of notes payable                               (73,574)     (324,368)
    Repayment of long-term debt                             (219,734)      (50,242)
    Cash received from long-term debt                        225,000          --
    Proceeds from issuance of common stock                   400,000          --
    Increase in bank indebtedness                            354,019       499,988
                                                          ----------      --------
    Net cash provided by financing activities                685,711       125,378
                                                          ----------      --------

Effect of foreign currency exchange rate changes            (347,884)       92,962
                                                          ----------      --------

Net increase (decrease) in cash and cash equivalents           --       (1,678,707)
Cash and cash equivalents
    -Beginning of period                                       --        1,790,621
                                                          ----------      --------
    -End of period                                             --          111,914
                                                          ==========     =========


SUPPLEMENTAL CASH ITEMS:

Interest paid                                                116,553       113,196
                                                          ==========     =========

Income taxes paid                                              3,962          --
                                                          ==========     =========

SUPPLEMENTAL NON-CASH ITEM:

Preferred stock dividend                                     226,500        29,600
                                                          ==========     =========


              The accompanying notes are an integral part of these
               revised interim consolidated financial statements.

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A) PRINCIPAL BUSINESS ACTIVITIES
        Thinkpath Inc. is an information technology and engineering services company which, along with its subsidiaries Systemsearch Consulting Services Inc., Cad Cam Inc., Cad Cam of Michigan Inc., Cad Cam Integrated Manufacturing Services Inc. and Cad Cam Technical Services Inc., Thinkpath Training Inc. (formerly ObjectArts Inc.), MicroTech Professionals Inc., Njoyn Software Inc., and TidalBeach Development Inc., provides outsourcing, recruiting, training and technology services to enhance the resource performance of clients.

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

         Fully diluted net income (loss) per common stock is computed by dividing net income for \ the year by the weighted average number of common stock outstanding during the year, assuming that all convertible preferred stock, stock options and warrants were converted or exercised. Stock conversions, stock options and warrants, which are anti- dilutive, are not included in the calculation of fully diluted net income (loss) per weighted average common stock.

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

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     D) REVENUE RECOGNITION (CONT'D)

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


2.  INVESTMENT IN NON-RELATED COMPANIES

    Investment in non-related companies are represented by the following:

                Conexys                                 $667,511
                Digital Cement                           507,865
                Lifelogix                                103,968
                                                      ----------
                Total                                 $1,279,344
                                                      ==========

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


3. LONG-TERM DEBT

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


5. CAPITAL STOCK

   a)  Authorized

      30,000,000   Common stock, no par value
       1,000,000   Preferred stock, issuable in series,
                   rights to be determined by the Board of Directors

   b)  Issued

       During the three months ended March 31, 2001, the Company issued 30,632 shares of its common stock in consideration of legal services received.

       During the three months ended March 31, 2001, the Company issued 250,000 shares of its common stock in consideration of $125,000 in cash.

       During January 2001, the Company agreed to issue 250,000 warrants to acquire shares of the company at $1.50 and to re-price a total of 330,693 warrants to an exercise price of $1.00. In consideration of the foregoing, a total of 275,000 shares were issued for an amount of $275,000 in cash. The terms of the warrants are indicated in note 5(d). The value of the repricing of the warrants and the new warrants issued have been treated as the part of the allocation of the proceeds on the issuance of the common stock.

       On June 6, 2001, the Company amended its Articles of Organization to increase its authorized common stock from 15,000,000 to 30,000,000.

   c)  Preferred Stock

       During the three months ended March 31, 2001, the Company issued 1,875,839 common stock on the conversion of 1,050 Series A preferred stock and 750 Series B preferred stock. The Company paid dividends of $226,500 on the conversions.

   d) Warrants

      On January 26, 2001, the Company: (i) repriced warrants to purchase up to 100,000 shares of its common stock, which warrants were issued to a certain investor in our April 2000 private placement offering of Series B 8% Cumulative Preferred Stock, so that such warrants are exercisable at any time until April 16, 2005 at a new purchase price of $1.00 per share;
      (b) repriced warrants to purchase an aggregate of up to 230,693 shares of its common stock, which warrants were issued to the placement agent, certain financial advisors, and the placement agent's counsel in our August 2000 private placement offering of units, so that such warrants are exercisable at any time until August 22, 2005 at a new purchase price of $1.00 per share; and (c) issued warrants to purchase up to 250,000 shares of its common stock exercisable at any time and in any amount until January 26, 2006 at a purchase price of $1.50 per share In February 2001, 150,000 of such repriced warrants were exercised by KSH Investment Group, the placement agent in the Company's August 2000 private placement offering. The

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


5. CAPITAL STOCK (CONT'D)

   d) Warrants (cont'd)

      exercise prices of the revised and newly issued warrants are equal to, or in excess of, the market price of our common stock on the date of such revision or issuance.

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


6. OTHER COMPREHENSIVE INCOME (LOSS)


   Comprehensive income (loss) for the three months ended March 31, 2001:


                                              Before Tax     Tax (Expense)    Net-of-Tax
                                                Amount        or Benefit        Amount
                                                ------        ----------        ------
   Foreign currency translation adjustments   (589,297)            -            (589,297)

   Adjustment to market value                   (2,479)            744            (1,735)
                                               --------        --------        ----------
   Other comprehensive loss                   (591,776)            744          (591,032)
                                              =========        ========        ==========


   The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


7. RESTRUCTURING COSTS

   During the fourth quarter of fiscal 2000, the Company recorded a restructuring reserve of $685,103 as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring activities in 2000 relate to the closure of one training location, in London, Ontario resulting in costs to sever 3 employees with long-term contracts until December 2002 and the lease commitment for the premises in London Ontario. These long-term contracts do not require the employees to provide services until the date of involuntary termination. Additional restructuring costs were incurred in the three months ended March 31, 2001 upon the termination of additional employees at the London location in March, 2001 and the Mentoring division located at the Toronto office. The balance of the employees in London were terminated in April 2001. The premises were vacated in April 2001. Operations continued until April 2001 with a very low volume of work as the bulk of training was shifted to the Toronto site.

   In February 2001, the company started to close down one of its research and development (R&D) Operations located in Toronto. The company continued to terminate employees until April 2001. The premises are subject to a long-term lease and will be utilized for corporate needs in the future. Restructuring costs include rent for the current period for the Toronto R&D space.

   The remaining accrual will be relieved throughout fiscal 2001, as leases expire and severance payments, some of which are paid on a monthly basis, are completed. Details of the restructuring costs and reserve balance is as follows;


    Description            Cash/  Reserve balance   Restructuring  Activity  Reserve balance
                         non/cash December 31, 2000    Costs                 March 31, 2001

    Severance packages
       London-Training       Cash    452,813          162,535       225,330     390,018
       Toronto-Mentoring     Cash         --           30,518        30,518         --
       Toronto-R&D           Cash         --           57,400        57,400         --
    Lease cancellations
       London-Training       Cash    118,526               --        26,122      92,404
       Toronto-R&D           Cash         --           29,000        29,000         --
                                     -------          -------       -------     -------
    Commitments                      571,339          279,453       368,370     482,422
                                     =======          =======       =======     =======


8. CONTINGENCIES

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

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


9. SUBSEQUENT EVENTS

   a) Pursuant to a share purchase agreement dated April 18, 2001, the Company issued 1,105 shares of Series C 7% Cumulative Convertible Preferred Stock (Series C Preferred Stock). Each share of Series C Preferred Stock has a stated value of $1,000 per share. The shares of Series C Preferred Stock are convertible into shares of the Company's common stock at the option of the holders, at any time after issuance until such shares of Series C Preferred Stock are manditorily converted or redeemed by the Company, under certain conditions. The Company is required to register 200% of the shares of common stock issuable upon the conversion of the 1,105 shares of Series C Preferred Stock. In addition, upon the effective date of such registration statement, the Company is obligated to issue to the holders of Series C Preferred Stock an aggregate of 500 shares of Series C Preferred Stock in consideration for $500,000, under certain conditions.

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

   b) During the three months ended June 30, 2001, the Company issued 266,774 common stock on the conversion of 120 Series C preferred stock. The Company paid dividends of $154,138 on the conversions. The proceeds received on the issue of Class C preferred shares have been allocated between the value of detachable warrants issued and the preferred shares outstanding on the basis of their relative fair values. Paid in capital has been credited by the value of the warrants and retained earnings charged for the amount of preferred dividends effectively paid. The conversion benefit existing at the time of issue of the preferred Class C shares has been computed and this amount has been credited to paid in capital for the Class C preferred shares and charged to retained earnings as dividends on the Class C preferred shares.

   c) During the three months ended June 30, 2001, the Company issued 723,436 warrants to the Series C Preferred Stock investors of which 663,484 have a strike price of $0.54 and expire on April 18, 2005. The balance of 59,952 have a strike price of $0.63 and expire on June 8, 2005.

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

9  SUBSEQUENT EVENTS (CONT'D)

   d) At March 31, 2001, the Business Development Bank of Canada (BDC) loan covenants were in breach and accordingly the loan amounts were reclassified as current. Subsequent to March 31, 2001, the bank has agreed to a temporary deferment of principal payments until January 2002. The Company is current in its interest obligations to the Business Development Bank of Canada.

   e) The Company has restructured its note payable to Roger Walters in September 2001, so that 1,200,000 shares will be issued in lieu of $450,000 cash reducing the balance of the note to $750,000. The balance will be paid over 3 years beginning January 1, 2003. The Company is current in its interest obligations to Roger Walters.

   f) As a result of Bank One's restriction on subordinated debt payments, the Company is in breach of its payment schedule to Denise Dunne. The Company is in negotiations to restructure its note payable to Denise Dunne. The Company hopes to reduce the cash amount owing and extend the payment terms. The Company is current in its interest obligations to Denise Dunne.

   g) On July 20, 2001, the Company received a Nasdaq Staff Determination indicating that the company is not in compliance with the bid price requirements for continued listing, as set forth in Nasdaq's Marketplace Rule 4310 (c)(8)(B). . On September 27, 2001, Nasdaq announced a moratorium on the minimum bid and public float requirements for continued listing on the exchange until January 2, 2002. The Company's stock will continue to be listed on Nasdaq during this period.

   h) During July 2001, 22,125 shares were issued for the options exercised by the Business Development Bank of Canada.

   i) On September 11, 2001, the Company's branch office located in the World Trade Centre was destroyed and its branch office at 195 Broadway was damaged and closed for a period of four weeks. The company cannot yet provide a reliable estimate of the effect of this destruction and closure on its operating results and financial condition.

   j) After March 31, 2001, three former employees are alleging wrongful dismissal for the termination of their employment. No provision has been recorded in the accounts for possible losses. Should any expenditure be incurred by the company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

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
                                                ==========        ==========

    b) Net Income (Loss)by Geographic Area
                                                Three Months      Three Months
                                               Ended March 31,   Ended March 31,
                                                    2001              2000
                                                     $                 $
                Canada                            (724,741)         (336,445)
                United States of America           234,445           433,641
                                                ----------          --------
                                                  (490,296)           97,196
                                                ==========          ========

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


10. SEGMENTED INFORMATION (CONT'D)


    c)   Identifiable Assets by Geographic Area
                                                    March 31,       December 31,
                                                      2001              2000
                                                       $                 $
                Canada                             9,041,002         8,979,711
                United States                     16,159,093        16,706,229
                                                  ----------        ----------
                                                  25,200,095        25,685,940
                                                  ==========        ==========


    d)   Revenue and Gross Profit by Operating Segment

                                         Three Months          Three Months
                                     Ended March 31, 2001   Ended March 31, 2000
                                     -------------------   -------------------
                                                    $                    $
          Revenue
                     IT Recruitment         4,384,738            3,568,660
          Tech Pubs and Engineering         3,781,473            5,145,642
                   IT Documentation         1,286,774                 --
                           Training           918,220            1,326,920
                         Technology           274,349              113,915
                                           ----------           ----------
                                           10,645,554           10,155,137
                                           ==========           ==========
         Gross Profit
                     IT Recruitment         1,225,105            1,622,192
          Tech Pubs and Engineering         1,059,962            1,519,920
                   IT Documentation           716,546                 --
                           Training           540,371               65,120
                         Technology           260,907               78,628
                                           ----------           ----------
                                            3,802,891            3,285,860
                                           ==========           ==========


     e)   Revenues from Major Customers

          The consolidated entity had the following revenues from major
          Customers:

          No single customer consisted of more than 10% of the revenues.


     f)   Purchases from Major Suppliers

          There were no significant purchases from major suppliers.

THINKPATH INC.
NOTES TO REVISED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


11.  MANAGEMENT'S INTENTIONS

     Management has initiated substantial changes in operational procedures in an effort to return the company to profitability and to improve its cash flow and financial condition. Management has continued to coordinate its sales efforts to maximize organic and cross- selling initiatives. In addition, Management has continued its cost cutting initiatives including the termination of personnel and closure of non-productive offices and business lines. Management has successfully restructured some of its long-term debt obligations in addition to postponing significant obligations. The Company is currently making interest payments only on all long-term debt and notes payable. In June 2001, Management retained Banc One Capital Markets to represent the Company in certain investment banking opportunities. Management is exploring several opportunities, including joint ventures, strategic partnerships, spin-offs of subsidiaries, and the potential sale or downsizing of other smaller business units. Management believes that despite the recent losses and negative working capital, it has developed a business plan that if successfully implemented, can substantially improve operational results and its financial condition.


      12.  RESTATEMENT

     The financial statements as at December 31, 2000 have been restated to reflect the beneficial conversion on the issuance of Class B preferred shares in the amount of $805,698 and the repricing of 100,000 of options held by Roger Walters. The repricing of options was previously included in the expenses of the three month period ended March 31, 2001. In addition, the amount of $751,788 of Liabilities Payable in Common Stock has been segregated from Paid in Capital and included with Liabilities. These items have been reflected on these revised interim financial statements for March 31, 2001. The financial statements as at March 31, 2001 have further been restated to include warrants issued to Del Mar valued at $216,348 and the amortization of that expense reflected in financing costs in the amount of $72,116. The un-amortized balance of $144,232 which will be amortized in the 2nd and 3rd quarters of 2001 has been included in Prepaid expenses. The financial statements for March 31, 2001 reflects an additional allowance against the deferred income tax asset in the amounts of $200,000.

     The March 31, 2001 financial statements as originally filed, reported the cost of 250,000 warrants as a financing expense. As detailed in Note 5, these financial statements reflect the issuance of warrants, repriced warrants and shares of common stock for an aggregate consideration of $275,000.

     The March 31, 2000 financial statements have been restated to include the results of operations and cash flows of TidalBeach Inc. The merger with TidalBeach Inc., which occurred on November 15, 2000, has been accounted for as a pooling of interest.


13.  NAME CHANGE

     In June 2001, the company changed its name from Thinkpath.com Inc. to Thinkpath Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Thinkpath Inc. contained elsewhere in this Form 10-QSB/A. The statements contained in this Form 10-QSB/A that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding Thinkpath Inc.'s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Thinkpath Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB/A are based on information available to Thinkpath Inc. on the date hereof, and Thinkpath Inc. assumes no obligation to update any such forward-looking statement. It is important to note that Thinkpath Inc.'s actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form 10-QSB/A are in United States dollars unless otherwise indicated.

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

The Three Months Ended March 31, 2001 Compared to the Three Months ended March 31, 2000

          For the three months ended March 31, 2001, we derived 62% of our revenue in the United States compared to 61% in the three months ended March 31, 2000.
         For the three months ended March 31, 2001, our primary source of revenue was recruitment services, representing 41% of total revenue compared to 35% for the three months ended March 31, 2000. We perform permanent, contract and executive searches for IT and engineering professionals. Most searches are performed on a contingency basis with fees due upon candidate acceptance of permanent employment or on a time-and-materials basis for contracts. Retained searches are also offered, and are paid by a non-refundable portion of one fee prior to performing any services, with the balance due upon candidates' acceptance. The revenue for retained searches is recognized upon candidates' acceptance of employment.

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

         For the three months ended March 31, 2001, 35% of our revenue came from technical publications and engineering outsourcing services compared to 51% for the three months ended March 31, 2000. The decline in revenue from technical publications and engineering outsourcing services is a result of the postponement of start dates of several major contracts with established clients until the fourth quarter of 2001. Our technical publications and engineering outsourcing services include the complete planning, staffing, development, implementation and testing of a project. Outsourcing can also involve enterprise-level planning and project anticipation. Our specialized outsourcing services include: technical publications and engineering documentation, Web development and engineering services. We outsource our technical publications and engineering services on a project basis. The services provided are defined by guidelines to be accomplished by milestone and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery has occurred, the fee is fixed or determinable and collection is probable. Clients we provide outsourcing to include General Electric, FedEx, Boeing, Caterpillar, Cummins Engines and Intel.

        For the three months ended March 31, 2001, information technology documentation services represented approximately 12% of our revenue compared to 0% for the three months ended March 31, 2000. This increase is the result of the acquisition of MicroTech Professionals Inc., on April 1, 2000. We provide outsourced information technology documentation services in two ways: complete project management or the provision of skilled project resources to supplement a client's internal capabilities. Revenue is recognized on the same basis as technical publications and engineering outsourcing services. Selected information technology documentation services clients include Fidelity Investments, SMD Tech Aid Corporation, CDI Corporation, and the Gillette Company.

        For the three months ended March 31, 2001, technical training represented approximately 9% of our revenue compared to 13% for the three months ended March 31, 2000. The decline in revenue from technical training is a result of both the restructuring of this division and a general decline in the industry resulting in the cancellation of technical training contracts. Our training services include advanced training and certification in Microsoft, Java and Linux technologies, as well as Microsoft applications such as Outlook and Access. Training services include training requirements analysis, skills assessment, instructor-led classroom training for small groups (10 - 16 students), mentoring, e-learning, and self-paced learning materials. We offer both public and private classes. Selected training clients include Microsoft, Chase Manhattan Bank, Goldman Sachs, City of New York and Consumers Gas. Revenue is recognized on delivery of services.

          For the three months ended March 31, 2001, technology sales represented 3% of total revenue compared to 1% for the three months ended March 30, 2000. We have developed proprietary software applications in two areas: human Capital management and Web development. Njoyn is our human capital management system. Njoyn is a Web-based application that automates and manages the entire hiring process. The revenue associated with providing this software is allocated to an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements is based on our determination of the fair value of the elements as if they had been sold separately. The set-up fee and customization revenue is recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract. Revenue for the training is recorded as the services are rendered and the ongoing monthly fee is recorded each calendar month. There is no additional fee for hosting.

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

           Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of contract recruitment include contractor fees and benefits, resulting in an average gross profit of 28%. We do not attribute any direct costs to permanent placement services, therefore the gross profit on such services is 100% of revenue. The direct costs of technical publications and engineering outsourcing include wages, benefits, software training and project expenses. The average gross profit for outsourcing is 28%. The direct costs of information technology documentation services include wages, benefits, and project expenses. The average gross profit for information technology documentation is 56%. The direct costs of training include trainer salaries, benefits and travel as well as courseware. The average gross profit on training is 59%. The direct costs of our technology services are minimal and include hosting fees and software expenses. The average gross profit on technology is 95%.


Results of Operations

         The following table presents certain of our financial data as a percentage of our revenue based on information derived from our revised financial statements.

                                Three Months Ended March 31,

                                           2001        2000
                                           ----        ----
Sales..............................        100%        100%
Cost of Sales   ...................         64%         68%
Gross profit.......................         36%         32%
Expenses...........................         38%         31%
Income (loss) before Income Taxes..       -.03%       0.01%

Results of Operations for the Three Months Ended March 31, 2001 and 2000

Revenue

         Revenue. Revenue for the three months ended March 31, 2001 increased by $490,000 or 5%, to $10,645,000, as compared to $10,155,000 for the three months ended March 31, 2000. The increase is primarily attributable to the acquisition of MicroTech Professionals, Inc. effective April 1, 2000, which had sales of $1,300,000 for the three months ended March 31, 2001.

         Cost of Sales. The cost of sales for the three months ended March 31, 2001 decreased by $15,000, or 0.2%, to $6,855,000, as compared to $6,870,000 for the three months ended March 31, 2000. As a percentage of revenue, the cost of sales was 64% compared to 68% for the three months ended March 31, 2000.

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

         Expenses. Expenses for the three months ended March 31, 2001 increased by $900,000 or 28% to $4,090,000 compared to $3,190,000 for the three months ended March 31, 2000. Administrative expenses decreased $20,000 or 1% to $1,370,000 compared to $1,390,000 for the three months ended March 31, 2000. Selling expenses for the three months ended March 31, 2001 increased by $450,000 or 38% to $1,640,000 from $1,190,000 for the three months ended March 31, 2000. This increase is attributable to the increase in revenue. For the three months ended March 31, 2001, interest charges increased by $70,000 or 39% to $250,000 from $180,000 for the three months ended March 31, 2000. For the three months ended March 31, 2001, depreciation and amortization expenses increased $130,000 or 30% to $560,000 from $430,000 for the three months ended March 31, 2000. This increase is primarily attributable to the increase in capital assets and the acquisition of other assets. For the three months ended March 31, 2001, restructuring charges related to the termination of personnel and the closure of non-productive branch offices were $280,000 compared to zero for the three months ended March 31, 2000.

         Net Income (Loss) Before Income Tax. Net income before income tax for the three months ended March 31, 2001 decreased by $390,000, to a net loss of $290,000 as compared to net income before income tax of $100,000 for the three months ended March 31, 2000.

Liquidity and Capital Resources

         Our primary sources of cash are a credit facility of $7,000,000 with Bank One and proceeds from the sale of equity securities.

         At March 31, 2001, we had negative cash or cash equivalents and a working capital deficiency of $2,530,000. At March 31, 2001, we had a cash flow deficiency from operations of $136,000. At March 31, 2000, we had negative cash or cash equivalents and a working capital deficiency of $3,080,000. At March 31, 2000, we had a cash flow deficiency from operations of $800,000, due primarily to expenditures on research and development of our technology.

         At March 31, 2001, we had cash flow from financing activities of $686,000, attributable primarily to an increase of bank indebtedness of $350,000 and proceeds from the issuance of common stock of $400,000. At March 31, 2000, we had cash flow from financing activities of $130,000, attributable primarily to an increase in bank indebtedness of $500,000.

         At March 31, 2001, we had a cash flow deficit from investing activities of $200,000 attributable primarily to the increase in long-term receivable. At March 31, 2000, we had a cash flow deficit from investing activities of $1,100,000 attributable primarily to the purchase of capital and other assets.

           On January 26, 2001, we: (a) repriced warrants to purchase up to 100,000 shares of our common stock, which warrants were issued to a certain investor in our April 2000 private placement offering of Series B 8% Cumulative Preferred Stock, so that such warrants are exercisable at any time until April 16, 2005 at a new purchase price of $1.00 per share; (b) repriced warrants to purchase an aggregate of up to 230,693 shares of our common stock, which warrants were issued to the placement agent, certain financial advisors, and the placement agent's counsel in our August 2000 private placement offering of units, so that such warrants are exercisable at any time until August 22, 2005 at a new purchase price of $1.00 per share; and (c) issued warrants to purchase up to 250,000 shares of our common stock exercisable at any time and in any amount until January 26, 2006 at a purchase price of $1.50 per share to KSH Investment Group, Inc. The issuance of warrants, repricing of warrants and the issuance of 275,000 shares of common stock were for an aggregate consideration of $275,000. In February 2001, 150,000 of such repriced warrants were exercised by KSH Investment Group, Inc., the placement agent in our August 2000 private placement offering.

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

         On March 23, 2001, we signed a consulting agreement with Union Atlantic Capital L.C., an investment banker and placement agent to arrange a private placement of debt, equity and/or warrants. The fee was contingent on the successful closing of a transaction. The agreement expired on June 23, 2001 and no fees were paid.

         At March 31, 2001, we were in breach of the loan covenants governing our credit line facility with Bank One. As a result, the bank has enforced a restriction on principal repayment of all subordinated loans and notes payable. The parties affected by this restriction include the Business Development Bank of Canada, Roger Walters and Denise Dunne to whom we owe approximately $450,000, $1,200,000, and $1,900,000 respectively.

         At March 31, 2001, we were also in breach of the working capital covenants governing our operating loans with the Business Development Bank of Canada. The bank has agreed to a temporary deferment of principal payments until January 2002. We are current in our interest obligations to the Business Development Bank of Canada.


Recent Events

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

         Each of the 663,484 warrants is exercisable at any time and in any amount until April 18, 2005 at a purchase price of $0.54.

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

         Each of the 59,952 warrants is exercisable at any time and in any amount until June 8, 2005 at an exercise price of $0.63 per share.

         At any time prior to October 24, 2001, we may, in our sole discretion, redeem in whole or in part, the then issued and outstanding shares of Series C Preferred Stock at a price equal to $1,150 per share, plus all accrued and unpaid dividends, and after October 24, 2001 at a price equal to $1,200 per share, plus all accrued and unpaid dividends. As of the date of this filing, there are 985 shares of Series C 7% Convertible Preferred Stock and 663,484 warrants outstanding.

       Subsequent to March 31, 2001, Norbert Mika, a former employee of Thinkpath Training Inc. (formerly ObjectArts Inc.), instituted an action against us in the Ontario Superior Court of Justice, City of Kitchener, Regional Municipality of Waterloo, Ontario, Court File No.C-745/01, alleging wrongful dismissal. Specifically, Mr. Mika claims that we terminated him without cause and he is seeking $195,000 in damages, plus punitive damages and attorneys' fees. We have filed a statement of defense, and as of the date hereof, discovery has commenced, and we intend to defend ourselves and prosecute our claim vigorously.

       Subsequent to March 31, 2001, Glenn Cressman, a former employee of Thinkpath Training Inc. (formerly ObjectArts Inc.), instituted an action against us in the Ontario Superior Court of Justice, City of London, Ontario, Court File No. 37208, alleging wrongful dismissal. Specifically, Mr. Cressman claims that we terminated him without cause and he is seeking $100,000 in damages, plus punitive damages and attorneys' fees. We have filed a statement of defense, and as of the date hereof, discovery has commenced, and we intend to defend ourselves and prosecute our claim vigorously.

       Subsequent to March 31, 2001, John James Silver, a former employee, commenced an action against us in the Supreme Court of the State of New York, County of New York, Index No. 1113642/01, alleging breach of contract, quantum meruit, and account stated. Mr. Silver is seeking $81,147 in damages. Specifically, Mr. Silver alleges that we have breached an employment agreement with him, claiming that we owe him damages representing unpaid salary, vacation time, a car allowance, severance pay and stock options. Mr. Silver also claims that we owe him damages for allegedly having defaulted on payment for certain services that he performed. We are in the process of answering Mr. Silver's complaint, which was recently filed, and will defend this action vigorously.

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

        In September 2001, we restructured our note payable to Roger Walters so that 1,200,000 shares will be issued in lieu of $450,000 cash reducing the balance of the note to $750,000. The balance will be paid over 3 years beginning January 1, 2003. We are current in our interest obligations to Roger Walters.

        As a result of Bank One's restriction on subordinated debt payments, we are in breach of our payment schedule to Denise Dunne. We are in negotiations to restructure our note payable to Denise Dunne. We hope to reduce the principal amount owing and extend the payment terms. We are current in our interest obligations to Denise Dunne.

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


ITEM 5.  OTHER INFORMATION

         On March 9, 2001, Marilyn Sinclair resigned as Vice President and as a director.

         On March 14, 2001 Roger W. Walters resigned as the Company's Executive Vice President of U.S. Operations and as a director effective March 30, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Incorporated by reference to the Company's annual report on Form 10-KSB, as amended, filed on October 26, 2001.

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


Dated: October 31, 2001      By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer
                             and President