Form 10QSB
period 2001-09-30
THINKPATH COM INC
filed 2001-11-19
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                               OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ____________ TO ________________

                        COMMISSION FILE NUMBER __________

                                 THINKPATH INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

        ONTARIO                                           52-209027
--------------------------                            --------------------
(STATE OR OTHERJURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

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

   THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES BASED UPON THE LAST SALE PRICE ON NOVEMBER 16, 2001 WAS APPROXIMATELY $2,894,111.

              AS OF NOVEMBER 19, 2001 THERE WERE 15,536,601 SHARES
             OF COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES X NO _____

                                 THINKPATH INC.
                  SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                     Page Number


Item 1.  Financial Statements

Interim Consolidated Balance Sheets as of September 30, 2001
         and December 31, 2000...............................................4,5
Interim Consolidated Statements of Income for the three months and nine months ended September 30, 2001 and 2000.........................6
Interim Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2001..............................................7
Interim Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2001 and 2000. .........................................8
Notes to Interim Consolidated Financial Statements.............................9

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS







                                 THINKPATH INC.

                 INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF SEPTEMBER 30, 2001

                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)





THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                        2001             2000
                                                        ----             ----

                                                          $               $
                                     ASSETS
CURRENT ASSETS



    Accounts receivable                               6,276,010        7,857,999
    Inventory                                            51,807           93,670
    Income taxes receivable                             270,099          358,436
    Prepaid expenses                                    409,443          335,930
                                                     ----------        ---------

                                                      7,007,359        8,646,035

CAPITAL ASSETS                                        3,160,604        3,596,759

GOODWILL                                              8,272,467        8,585,290

INVESTMENT IN NON-RELATED COMPANIES                   1,372,323        1,318,091

LONG-TERM RECEIVABLE                                    273,530           83,450

OTHER ASSETS                                          1,248,866        1,812,889

DEFERRED INCOME TAXES                                   236,103        1,643,426
                                                     ----------        ---------


                                                     21,571,252       25,685,940
                                                     ==========       ==========







THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                         2001              2000
                                                         ----              ----
                                                          $                   $
                                   LIABILITIES
CURRENT LIABILITIES


    Bank indebtedness                                  4,980,282      5,061,410
    Accounts payable                                   3,273,601      3,822,984
    Deferred revenue                                     154,241        219,308
    Current portion of long-term debt                    446,723        946,131
    Current portion of notes payable                          --      1,683,333
                                                      ----------     ----------

                                                       8,854,847     11,733,166

LONG-TERM DEBT                                           791,365        760,313

NOTES PAYABLE                                          2,407,659      1,641,667

LIABILITIES PAYABLE IN CAPITAL STOCK                     773,033        751,788
                                                      ----------     ----------


                                                      12,826,904     14,886,934
                                                      ----------     ----------


                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (Note 6)                                26,342,456     23,759,415

DEFICIT                                              (16,723,231)   (12,306,862)

ACCUMULATED OTHER COMPREHENSIVE LOSS                    (874,877)      (653,547)
                                                      ----------     ----------

                                                       8,744,348     10,799,006
                                                      ----------     ----------

                                                      21,571,252     25,685,940
                                                     ===========     ==========






          The accompanying notes are an integral part of these interim consolidated financial statements.





THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                           3 MONTHS ENDED    3 MONTHS ENDED   9 MONTHS ENDED     9 MONTHS ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                2001              2000             2001               2000
                                           -------------      -------------    -------------      -------------
                                                 $                  $                $                  $

REVENUE                                       8,510,306         9,935,619        29,228,191        32,629,218

COST OF SERVICES                              6,261,463         6,224,758        19,738,364        19,771,530
                                            -----------       -----------       -----------       -----------
GROSS PROFIT                                  2,248,843         3,710,861         9,489,827        12,857,688
                                            -----------       -----------       -----------       -----------
EXPENSES
  Administrative                              1,388,776         1,787,416         4,298,309         5,362,952
  Selling                                     1,313,069         1,785,978         4,576,715         5,605,362
  Financing expenses                             41,178              --             614,703              --
  Depreciation and amortization                 589,231           337,986         1,712,937         1,108,242
  Restructuring costs                             (314)              --             582,612              --
                                            -----------       -----------       -----------       -----------
                                              3,331,940         3,911,380        11,785,276        12,076,556
                                            -----------       -----------       -----------       -----------

OPERATING INCOME (LOSS)                      (1,083,097)         (200,519)       (2,295,449)          781,132

Gain (loss) on investments                     (130,242)           94,728          (130,242)           94,728
                                            -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE INTEREST CHARGES        (1,213,339)         (105,791)       (2,425,691)          875,860

  Interest Charges                              119,992           137,041           612,978           562,247
                                            -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES            (1,333,331)         (242,832)       (3,038,669)          313,613

  Income taxes (recovery)                       295,509            51,414           699,501           (31,406)
                                            -----------       -----------       -----------       -----------

NET INCOME (LOSS)                            (1,628,840)         (294,246)       (3,738,170)          345,019


PREFERRED STOCK DIVIDEND REQUIREMENTS            13,468           350,579           724,989           350,579
                                            -----------       -----------       -----------       -----------

EARNINGS APPLICABLE TO COMMON STOCK          (1,642,308)         (644,825)       (4,463,159)           (5,560)
                                            ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
  OUTSTANDING BASIC AND FULLY DILUTED        15,093,564         5,109,111        14,277,356         4,525,622
                                            ===========       ===========       ===========       ===========

INCOME (LOSS) PER WEIGHTED AVERAGE
  COMMON STOCK BEFORE PREFERRED
  DIVIDENDS BASIC AND FULLY DILUTED              (0.11)             (0.06)            (0.26)             0.08
                                           ===========        ===========       ===========       ===========

INCOME (LOSS) PER WEIGHTED AVERAGE
  COMMON STOCK AFTER PREFERRED DIVIDENDS
  BASIC AND FULLY DILUTED                        (0.11)            (0.12)            (0.31)            (0.01)
                                            ===========       ===========       ===========       ===========






          The accompanying notes are an integral part of these interim consolidated financial statements.





THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                                                                                        ACCUMULATED
                                   COMMON STOCK                                 CAPITAL                                    OTHER
                                     NUMBER OF    PREFERRED STOCK NUMBER OF      STOCK        RETAINED   COMPREHENSIVE COMPREHENSIVE
                                      SHARES                SHARES              AMOUNTS       EARNINGS   INCOME (LOSS) INCOME (LOSS)
                                                     A         B        C


Balance as at December 31, 2000       11,915,138     1,050      750     -      23,759,415    (12,306,862)                  (653,547)

Net loss for the period                  -           -         -        -          -            (490,296)     (490,296)
                                                                                                         -------------

Other comprehensive loss, net of tax:
   Foreign currency translation          -           -         -        -          -             -           (589,297)
   Adjustment to market value            -           -         -        -          -             -             (1,735)
                                                                                                         -------------
 Other comprehensive loss                                                                                    (591,032)     (591,032)
                                                                                                         -------------
Comprehensive loss                                                                                         (1,081,328)
                                                                                                         =============

Issuance of common stock for cash
                                         525,000     -         -        -         400,000        -

Common stock and warrants
issued in consideration of
services                                  30,632     -         -        -         246,980        -

Dividend on preferred stock              -           -         -        -         226,500       (226,500)

Conversion of preferred stock to
common stock                           1,875,839   (1,050)    (750)     -          -             -

                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of March 31, 2001          14,346,609     -         -        -      24,632,895    (13,023,658)                (1,244,579)


Net loss for the period                  -           -         -        -          -          (1,619,034)   (1,619,034)
                                                                                                         -------------

Other comprehensive income (loss), net of tax:
   Foreign currency translation          -           -         -        -          -             -             345,732
   Adjustment to market value            -           -         -        -          -             -                 944
                                                                                                         -------------
 Other comprehensive income                                                                                    346,676      346,676
                                                                                                         -------------
Comprehensive loss                                                                                          (1,272,358)
                                                                                                         =============

Issuance of preferred stock              -           -         -       1,230    1,230,000        -

Common stock and warrants issued,
in consideration of
services                                 150,000     -         -        -         107,702        -

Dividend on preferred stock              -           -         -        -         141,140       (154,138)

Conversion of preferred stock to
common stock                             266,774     -         -       (120)       -             -

Beneficial conversion on
Issuance of preferred stock              -           -         -        -         284,093       (284,093)

Allowance for deferred taxes recoverable
On issue expenses                                                                (790,000)
                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of June 30, 2001           14,763,383     -         -       1,110   25,605,830    (15,080,923)                  (897,903)

Net loss for the period                  -           -         -        -          -          (1,628,840)   (1,628,840)
                                                                                                         -------------

Other comprehensive income (loss), net of tax:
   Foreign currency translation          -           -         -        -          -             -              23,026
   Adjustment to market value            -           -         -        -          -             -                  --
                                                                                                         -------------
 Other comprehensive income                                                                                     23,026       23,026
                                                                                                         -------------
Comprehensive loss                                                                                          (1,605,814)
                                                                                                         =============

Issuance of preferred stock              -           -         -         -         -             -

Options exercised                         22,122     -         -         -              1        -

Common stock and warrants issued,
in consideration of
services                                 150,000     -         -        -          67,500        -

Reduction in common stock payable        316,667     -         -        -         625,000        -

Dividend on preferred stock              -           -         -        -          -            (13,468)

Conversion of preferred stock to
common stock                             -           -         -        -          -             -

Beneficial conversion on
Issuance of preferred stock              -           -         -        -          -             -

Debt settled through the issuance
of common stock                           93,883     -         -        -          44,125        -
                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of September 30, 2001      15,346,055     -         -       1,110   26,342,456    (16,723,231)                  (874,877)
                                   =============  ========= ======== ======== ============ =============                ===========



          The accompanying notes are an integral part of these interim consolidated financial statements.





THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                                                               2001          2000
                                                                               ----          ----
                                                                                 $             $

Cash flows from operating activities
     Net income (loss)                                                     (3,738,170)      345,019
                                                                           ----------    ----------

     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
          Gain on short-term investments                                         --         (94,728)
          Share of equity loss in subsidiary                                     --         246,236
          Amortization                                                      1,712,937     1,198,242
          Decrease (increase) in accounts receivable                        1,604,197    (2,715,629)
          Decrease (increase) in prepaid expenses                             (80,776)      243,513
          Increase (decrease) in accounts payable                            (186,017)     (604,401)
          Increase in income taxes payable (receivable)                        84,494      (184,444)
          Decrease (increase) in short term investments                       130,242       (14,933)
          Decrease (increase) in deferred income taxes                        611,439      (384,455)
          Decrease (increase) in inventory                                     41,351      (200,612)
          Increase (decrease) in deferred revenue                             (63,899)       57,760
          Forgiveness of long-term debt                                      (190,629)         --
          Common stock and warrants issued for services                       428,299          --
          Long-term investment received for services                         (206,072)     (230,111)
                                                                           ----------    ----------
     Total adjustments                                                      3,885,566    (2,683,562)
                                                                           ----------    ----------

     Net cash used in operating activities                                    147,396    (2,338,543)
                                                                           ----------    ----------

Cash flows from investing activities
     Purchase of capital assets                                              (183,803)     (941,472)
     Disposal (purchase) of other assets                                     (295,476)      223,835
     Increase in long-term receivable                                        (188,026)         --
     Deferred development costs                                                  --      (2,535,492)
     Cash payment for subsidiaries                                               --      (1,648,557)
                                                                           ----------    ----------

     Net cash used in investing activities                                   (667,305)   (4,901,686)
                                                                           ----------    ----------

Cash flows from financing activities
     Repayment of notes payable                                              (211,127)    1,048,151
     Repayment of long-term debt                                             (861,292)       87,538
     Cash received on due from related party                                     --          49,440
     Cash received (paid) on long-term debt                                   225,000      (273,826)
     Proceeds from issuance of common stock                                   400,000     2,333,716
     Proceeds from issuance of preferred stock                              1,230,000     1,999,980
     Increase (decrease) in bank indebtedness                                 (61,505)      843,107
                                                                           ----------    ----------

     Net cash provided by financing activities                                721,076     6,088,106
                                                                           ----------    ----------

Effect of foreign currency exchange rate changes                             (201,167)       31,739
                                                                           ----------    ----------

Net increase (decrease) in cash and cash equivalents                             --      (1,120,384)
Cash and cash equivalents
     -Beginning of period                                                        --       1,904,588
                                                                           ----------    ----------
     -End of period                                                              --         784,204
                                                                           ----------    ==========

SUPPLEMENTAL CASH ITEMS:
     Interest paid                                                            612,978       562,247
                                                                           ==========    ==========
     Income taxes paid                                                         99,501       117,190
                                                                           ==========    ==========

SUPPLEMENTAL NON-CASH ITEM:
     Preferred stock dividend                                                 711,521         --
     Common shares issued for liabilities                                     669,125         --
     Reduction in notes payable                                               650,600         --
     Deferred taxes                                                           790,000         --
                                                                           ==========    ==========


          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


1.  MANAGEMENT'S INTENTIONS

 As at September 30, 2001, certain principal conditions and events are prevalent that indicate that there could be substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. These conditions and events include a significant current operating loss, working capital deficiencies, negative cash flow from operations and violation of certain loan covenants. Management's plans to mitigate and alleviate these adverse conditions and events include:

     A. Restructuring of operations relating to the closure of non-profitable offices, termination of redundant staff and the institution of other cost cutting measures, which continued throughout 2001.
     B. Ongoing negotiations to restructure bank loan agreements with the company's principal and subordinated bankers and long-term note holders.
     C. Ongoing efforts to procure cash through a private placement of debt, equity and warrant securities, and an equity line of $8,000,000.
     D. Settlement of an outstanding insurance claim related to the loss of assets and business for two offices impacted by the terrorist events of September 11, 2001.
     E. The successful win of substantial contracts to provide defense related services to US government military suppliers commencing October 2001.
     F. Ongoing discussions with parties interested in acquiring certain divisions of the company.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


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


3.  INVESTMENT IN NON-RELATED COMPANIES

           Investment in non-related companies are represented by the following:

                Conexys                                 $667,511
                Digital Cement                           507,865
                Lifelogix                                121,947
                Tillyard Management                           --
                SCM Dialtone                              75,000
                                                      ----------
                Total                                 $1,372,323
                                                      ==========

    At September 30, 2001, the Company wrote down the investment in Tillyard Management of $130,242.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)



4. LONG-TERM DEBT

          At September 30, 2001, the Company had $4,980,000 outstanding with Bank One. The revolving line of credit provided for a maximum borrowing amount of $4,640,000 at variable interest rates based on eligible accounts receivable. At September 30, 2001, the Company had an overdraft of $340,000. The Company does not have an authorized overdraft facility with Bank One, however the bank has allowed an overdraft of up to $500,000 on a regular basis for approximately ten weeks. The revolving line of credit agreement requires the Company to meet various restrictive covenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At September 30, 2001 and thereafter, the Company was not in compliance with the covenants contained in the revolving line of credit agreement. Bank One has indicated its intention to enter into a forbearance agreement with the Company in which the bank would refrain from exercising any rights or remedies based on existing or continuing defaults, including accelerating the maturity of the loans under the credit facility.

          As a result of the default on the loan covenants governing the Company's credit line facility, Bank One is restricting the Company's repayment of certain subordinated loans and notes payable. The parties affected by this restriction, include the Business Development Bank of Canada, Roger Walters and Denise Dunne.

          At September 30, 2001, the Company had $426,000 in subordinated debt outstanding to the Business Development Bank of Canada. The loan agreements require the Company to meet a certain working capital ratio. At September 30, 2001 and thereafter, the Company was not in compliance with the covenant contained in the loan agreements. The Business Development Bank of Canada has agreed to postpone principal repayment of its subordinated loans until March 2002. At this time, they will re-evaluate the Company's financial position and possibly extend the postponement until June 2002. The company has not made any principal payments to the Business Development Bank of Canada since June 2001, but is current in its interest obligations.



5. NOTES PAYABLE

          In September 2001, the Company restructured its note payable to Roger Walters, the vendor of Cad Cam Inc. The principal was reduced from $1,200,000 to $750,000 in consideration of capital stock payable of $450,000. In addition, all principal payments were postponed until January 1, 2003 at which time, the Company will pay $12,500 per month plus interest at 4.5% until December 31, 2006. The balance of $150,000 will be due on December 31, 2006. The Company is currently making interest payments of $7,500 per month until December 31, 2002.

          In September 2001, the Company restructured its note payable to Denise Dunne, the vendor of MicroTech Professionals Inc. The principal was reduced from $1,965,000 to $1,740,000 in consideration of capital stock payable of $225,000. In addition, all principal payments were postponed until January 1, 2003, at which time, the Company will pay $20,000 per month plus interest at 5% until December 31, 2006. The balance of $781,287 will be due on January 1, 2007. The Company is currently making interest payments of $14,397 per month until December 30, 2002.


6. CAPITAL STOCK

   a)  Authorized

      30,000,000   Common stock, no par value
       1,000,000   Preferred stock, issuable in series,
                   rights to be determined by the Board of Directors

   b)  Issued

       During the three months ended September 30, 2001, the Company issued 150,000 shares of its common stock in consideration of investment banking services, 316,667 shares to reduce common stock payable of $625,000, and 93,883 shares in settlement of accounts payable.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

   c)  Preferred Stock

       During the three months ended September 30, 2001, there were no preferred shares issued or common stock issued on the conversion of preferred shares.

   d) Warrants

       During the three months ended September 30, 2001, the company issued 22,122 shares to the Business Development Bank of Canada on the exercise of warrants at $1.00.



7. RESTRUCTURING COSTS

   At the end of June, 2001, the Company had a restructuring reserve balance of $310,472 as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring activities related to the closure of one training location in London, Ontario resulting in costs to sever 3 employees with long-term contracts until December 2002 and the lease commitment for the premises in London, Ontario. These long-term contracts do not require the employees to provide services until the date of involuntary termination. Other employees at the London location, without contracts, have been terminated during March 2001 and April 2001. During the three months ended September 2001, the lease cancellation costs for London have been reduced by $30,700 and the severance costs for London have been reduced by $56,000. These amounts represent settlements reached with the landlord and one of the three employees with long term contracts. The employee agreed to a reduction in the term of the contract which resulted in a reduction of the liability of $56,000.

   In February 2001, the company started to close down one of its research and development (R&D) Operations located in Toronto. The company continued to terminate employees until April 2001. The premises are subject to a long-term lease and will be utilized for corporate needs in the future. Restructuring costs include rent for the current period for the Toronto R&D space. The company moved its operations into this space at the end of October 2001.

   The remaining accrual will be relieved throughout fiscal 2001, as leases expire and severance payments, some of which are paid on a monthly basis, are completed. Details of the restructuring costs and reserve balance is as follows;


    Description            Cash/   Reserve balance   Restructuring  Activity  Reserve balance
                         non/cash   June 30, 2001        Costs                September 30, 2001

    Severance packages
       London-Training       Cash     230,661          (13,614)      127,474      89,573
       Toronto-R&D           Cash      17,640              --         17,640         --
    Lease cancellations
       London-Training       Cash      62,171          (30,700)          --       31,471
       Toronto-R&D           Cash                       44,000        29,610      14,390
                                     -------           -------       -------     -------
    Commitments                      310,472              (314)      174,724     135,434
                                     =======           =======       =======     =======


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


8. OTHER COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) for the three months ended September 30, 2001:



                                                       Before Tax       Tax (Expense)        Net-of-Tax
                                                         Amount          or Benefit            Amount
                                                         ------          ----------            ------

    Foreign currency translation adjustments              23,026                 -            23,026

    Adjustment to market value                                -                  -                 -
                                                        ---------           -------         ---------

    Other comprehensive income (loss)                     23,026                 -            23,026
                                                        =========           ========        =========



   Comprehensive income (loss) for the three months ended June 30, 2001:



                                                        Before Tax          Tax (Expense)      Net-of-Tax
                                                          Amount             or Benefit          Amount
                                                          ------             ----------          ------

    Foreign currency translation adjustments              345,732                  -            345,732

    Adjustment to market value                              1,349               (405)               944
                                                         ---------            -------          --------

    Other comprehensive income (loss)                     347,081              (405)            346,676
                                                         =========            ========         ========


   Comprehensive income (loss) for the three months ended March 31, 2001:


                                                   Before Tax       Tax (Expense)      Net-of-Tax
                                                     Amount          or Benefit          Amount
                                                     ------          ----------          ------
    Foreign currency translation adjustments       (589,297)              -            (589,297)

    Adjustment to market value                       (2,479)              744            (1,735)
                                                    --------          --------         ---------

    Other comprehensive loss                       (591,776)              744          (591,032)
                                                   =========          ========         =========


   The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.


9. SEGMENTED INFORMATION

      a) Sales by Geographic Area


                                           Three Months            Three Months            Nine Months            Nine Months
                                       Ended September 30,     Ended September 30,    Ended September 30,     Ended September 30,
                                              2001                    2000                   2001                    2000
                                       -------------------     -------------------    -------------------     -------------------
                                                    $                       $                        $                       $

                            Canada          4,197,975               3,474,351               12,848,946              11,376,309
          United States of America          4,312,331               6,461,268               16,379,245              21,252,909
                                           ----------              ----------               ----------              ----------
                                            8,510,306               9,935,619               29,228,191              32,629,218
                                           ==========              ==========               ==========              ==========


          b) Net Income (Loss) by Geographic Area

                                           Three Months            Three Months            Nine Months            Nine Months
                                       Ended September 30,     Ended September 30,    Ended September 30,     Ended September 30,
                                              2001                    2000                   2001                    2000
                                       -------------------     -------------------      -------------------     -------------------
                                                  $                       $                        $                       $
                             Canada        (818,003)                (852,212)              (2,724,992)              (1,088,821)
           United States of America        (810,837)                 557,966               (1,013,178)               1,433,840
                                            -------                  -------               -----------              ----------
                                         (1,628,840)                (294,246)              (3,738,170)                 345,109
                                         ==========                  =======               ===========              ==========


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


9. SEGMENTED INFORMATION (CONT'D)


     c)   Identifiable Assets by Geographic Area

                                        September 30,             December 31,
                                                 2001                   2000
                                                 ----                   ----
                                                    $                       $

                            Canada          7,672,461               8,979,711
          United States of America         13,898,791              16,706,229
                                           ----------              ----------
                                           21,571,252              25,685,940
                                           ==========              ==========


     d)   Revenue and Gross Profit by Operating Segment


                                          Three Months            Three Months            Nine Months            Nine Months
                                      Ended September 30,     Ended September 30,    Ended September 30,     Ended September 30,
                                             2001                    2000                   2001                    2000
                                       -------------------   -------------------     -------------------   -------------------
                                                      $                    $                      $                       $
          Revenue
                     IT Recruitment           4,208,683            2,686,464             12,979,101              11,010,371
          Tech Pubs and Engineering           3,001,612            3,584,227             10,200,817              12,726,438
                   IT Documentation             629,771            1,493,107              2,848,940               3,231,153
                           Training             514,194            1,987,371              2,564,541               5,107,895
                         Technology             156,046              184,450                634,792                 553,361
                                             ----------           ----------             ----------              ----------
                                              8,510,306            9,935,619             29,228,191              32,629,218
                                             ==========           ==========             ==========              ==========
         Gross Profit
                     IT Recruitment             919,223            1,184,394              3,511,180               4,800,529
          Tech Pubs and Engineering             797,608              991,056              2,814,622               3,757,529
                   IT Documentation             156,646              680,934              1,158,589               1,490,026
                           Training             227,841              703,228              1,402,506               2,353,508
                         Technology             147,525              151,249                602,930                 456,096
                                             ----------           ----------             ----------              ----------
                                              2,248,843            3,710,861              9,489,827              12,857,688
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


10. CONTINGENCIES

   a) The assignee of Southport Consulting Co. ("Southport") is seeking damages in the sum of $250,000 in connection with Thinkpath's acquisition of Southport, which was funded by shares of the company. The assignee contends that the shares received do not satisfy the purchase price, and Thinkpath has counterclaimed the assignee for fraud. No provision has been recorded in the company's accounts for possible losses. Should any expenditure be incurred by the company for the resolution of this lawsuit, it will be charged to the operations of the year in which such expenditures are incurred. A motion for summary judgment was filed by the plaintiff and, as of the date hereof, no decision has been made by the court.

   b) Two former employees are alleging wrongful dismissal for the termination of their employment. No provision has been recorded in the accounts for possible losses. Should any expenditure be incurred by the company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)



11.  SUBSEQUENT EVENTS

     As of September 30, 2001, certain of the Company's offices, including its head office occupied approximately 30,000 square feet in Toronto, Ontario, Canada. The term of the lease was seven years at an annual expense of approximately $800,000. Effective November 1, 2001, the Company entered into a revised lease agreement with its landlord, reducing the square footage to 15,000 and reducing the annual expense by approximately $400,000.

     As a result of the tragic events of September 11, 2001, the Company lost its office in the World Trade Center. The three staff members of this office survived and are continuing business in temporary office space. This office represents approximately $2,000,000 in annual information technology recruitment revenue. The Company does not anticipate a material decline in revenue from this office. The Company lost approximately $75,000 of fixed assets, including furniture, computer hardware and office equipment. The Company is in the process of filing a statement of loss with its insurance company.

     The Company's training office located at 195 Broadway was also impacted by the events of September 11, 2001. As a result of destruction to the building and supporting utility companies, the office was closed for four weeks. This office represents approximately $3,000,000 in annual technical training revenue. Many of the company's top clients have relocated to other cities and have indicated their postponement of employee training until Spring 2002. The estimated loss of revenue from this office is between $200,000 and $250,000 per month. In addition, many of the office's computer assets are malfunctioning as a result of debris and smoke. The Company is in the process of filing a statement of loss with its insurance company. As a result of the decline in revenue, the Company, laid of four of twelve employees from this office in October, 2001.

     On November 1, 2001, the Company entered into an agreement with Hyperion Partners Corp., an Atlanta investment banking company, to assist in arranging a private placement of debt, equity and warrant securities. Upon successful completion of a transaction, Hyperion Partners Corp. will be entitled to a cash fee of 7% of the aggregate private placement and 100,000 warrants per million raised at an exercise price of 110% of the closing bid price of the common stock on the date prior to the closing of the placement. The agreement expires on January 1, 2002.

     On November 1, 2001, the Company agreed to amend its agreement with the holders of the Series C preferred shares, and removed the provision prohibiting the investors from executing short sales of the Company's common stock for as long as they continue to hold the Series C preferred shares. The amendment was made in consideration of the investor's waiver of certain penalties and fees for delinquent registration of the Series C preferred shares.

     On November 1, 2001, the Company entered into an agreement with Transactive Partners. Ltd., a Chicago company, to render representation and transaction advisory services to the Company in connection with possible Business Combinations. Upon successful completion of a transaction, Transactive Partners. Ltd., would be entitled to a fee ranging between $50,000 or 5%, whichever is greater, of the gross proceeds depending on the nature of the transaction. The agreement expires May 1, 2002.

     On November 5, 2001, the Company entered into an agreement with entrenet2 Capital Advisors, LLC, a California company, on a best efforts basis, to assist in achieving capital financing, debt financing, and merger or acquisition transactions. Upon successful completion of a transaction, entrenet2 would be entitled to a fee ranging between 1.5% to 4% of the gross proceeds depending on the nature of the transaction. The agreement expires November 4, 2002.

     On November 5, 2001, the Company entered into an agreement with Creative Funding Group, LLC, a New York company, to assist in arranging a banking agreement. Upon successful completion of a transaction, Creative Funding Group will be entitled to receive a fee of 1.7% of the total credit facility. The agreement may be cancelled by either party upon thirty days written notice.

     On November 16, 2001, the Company entered into an agreement with Stonestreet Capital and Alpha Capital for an equity line of $8,000,000.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)




13.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002.

     The Company is currently assessing the financial impact SFAS No. 141 and No. 142 will have on its Consolidated Financial Statements. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of September 30, 2001, the Company has $8,270,000 unamortized goodwill. Amortization expense related to goodwill was $215,000 for the three months ended September 30, 2001 and $500,000 for the nine months ended September 30, 2001.

     Effective July 1, 2001, the Company changed its amortization period from 30 to 15 years on a prospective basis.


14.  COMPARATIVE FIGURES

     The financial statements as at September 30, 2000 have been restated to conform with the basis of presentation.

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

          During the three months ended September 30, 2001 we recorded $175,000 for costs associated with our decision to restructure operations in the first and second quarters of 2001. In making this decision, we reviewed a number of factors including profitability, declining economic conditions and expected future cash flows. Based on the results of our review, we decided to close our training office located in London, Ontario, and our research and development (R&D) operation located in Toronto, Ontario. As of September 30, 2001, we had laid off approximately 36 people representing unproductive sales, sales support and administrative personnel. During the three months ended September 2001, the lease cancellation costs for the London office were reduced by $30,700 and the severance costs for London were reduced by $56,000. These amounts represent settlements reached with the landlord and one of the three employees with a long-term employment agreement. The employee agreed to a reduction in the term of the agreement, resulting in a reduction of the liability of $56,000.

             As of September 30, 2001, certain of our offices, including our R&D and corporate office occupied approximately 30,000 square feet in Toronto, Ontario, Canada. The term of the lease was seven years at an annual expense of approximately $800,000. Effective November 1, 2001, we entered into a revised lease agreement with our landlord, reducing the square footage to 15,000 and reducing the annual expense by approximately $400,000.

          Subsequent to September 30, 2001, we engaged in additional restructuring including the closure of our Atlanta office and the termination of 21 people representing unproductive sales, sales support and administrative personnel. We are planning on recording an additional $135,000 of restructuring costs in the fourth quarter for severances related to the restructuring plan. We are continuing to execute the plan and expect the plan to be completed by the end of the fiscal year 2001.

          We do not expect to see a decrease in sales due to the closure of our Atlanta office, as the existing contracts managed by this office have been transferred to more effective offices. The Atlanta office generated approximately $420,000 and $1,250,000 respectively in revenue for the three and nine months ended September 2001 and $470,000 and $1,400,000 respectively for the three and nine months ended September 30, 2000.

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

The Three and Nine Months Ended September 30, 2001 Compared to the Three and Nine Months ended September 30, 2000

         For the three months ended September 30, 2001, we derived 51% of our revenue in the United States, compared to 65% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, we derived 56% of our revenue in the United States compared to 65% for the nine months ended September 30, 2000. The decrease in the total revenue derived from the United States is a result of the increase in IT Recruitment sales in Canada and the decrease in Technical Training and IT Documentation sales in the United States.

         For the three months ended September 30, 2001, our primary source of revenue was recruitment, representing 49% of total revenue compared to 27% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, our primary source of revenue was recruitment, representing 44% of total revenue compared to 34% for the nine months ended September 30, 2000. Recruitment revenue for the three months ended September 30, 2001 increased $1,500,000 or 56% to $4,200,000 compared to $2,700,000 for the three months ended September 31, 2000. Recruitment revenue for the nine months ended September 31, 2001 increased $1,970,000 or 18% to $12,980,000 compared to $11,010,000 for the nine months ended September 31, 2000. The increase in revenue from recruitment is a result of the added revenues associated with certain preferred vendor agreements we won in the last quarter of 2000 and early 2001. We are now a preferred vendor to AT&T, CIBC, Bank of Montreal, Fidelity, and the Management Board Secretariat of the Ontario Government.

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

         For the three months ended September 30, 2001, 35% of our revenue came from technical publications and engineering outsourcing services compared to 36% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, 35% of our revenue came from technical publications and engineering outsourcing services compared to 39% for the nine months ended September 30, 2000. Revenue from technical publications and engineering outsourcing services for the three months ended September 30, 2001 decreased $580,000 or 16% to $3,000,000 compared to $3,580,000 for the three months ended September 30, 2000. Revenue from technical publications and engineering outsourcing services for the nine months ended September 30, 2001 decreased $2,530,000 or 20% to $10,200,000 compared to $12,730,000 for the nine months ended September 30, 2000.

         The decline in revenue from technical publications and engineering outsourcing services is a result of the postponement of start dates of several major contracts with established clients until September and October of 2001. Many of these contracts were awarded in the first quarter of 2001, but were postponed as a result of the economic slowdown. After the events of September 11, 2001, these contracts, which consist primarily of defense work for military suppliers to the American government, commenced immediately. The combined revenue from these contracts over the next twelve months is anticipated to be between $6,000,000 and $10,000,000 and will re-establish technical publications and engineering outsourcing services as our primary source of revenue in 2002. Subsequent to September 30, 2001, we terminated seven personnel from this division, representing $390,000 in annual expenses. In addition, we closed our Atlanta office, representing $60,000 in annual rent expense. Revenues from the Atlanta office were $1,800,000 for 2000 and $1,200,000 for the nine months ending September 30, 2001. We have successfully transitioned the sales contracts to our other technical publications and engineering offices, and do not anticipate a decline in revenue as a result.

         Our technical publications and engineering outsourcing services include the complete planning, staffing, development, implementation and testing of a project. Outsourcing can also involve enterprise-level planning and project anticipation. Our specialized outsourcing services include: technical publications and engineering documentation, Web development and engineering services. We outsource our technical publications and engineering services on both a time and materials and project basis. For project work, the services provided are defined by guidelines to be accomplished by milestone and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery has occurred, the fee is fixed or determinable and collection is probable. Clients we provide outsourcing to include General Dynamics, General Electric, FedEx, Boeing, Caterpillar, Cummins Engines and Intel.

         For the three months ended September 30, 2001, information technology documentation services represented approximately 7% of our revenue compared to 15% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, information technology documentation services represented approximately 10% of our revenue compared to 10% for the nine months ended September 30, 2000. Revenue from information technology documentation services for the three months ended September 30, 2001 decreased $870,000 or 58% to $630,000 compared to $1,500,000 for the three months ended September 30, 2000. Revenue from information technology documentation services for the nine months ended September 30, 2001 decreased $380,000 or 12% to $2,850,000 compared to $3,230,000 for the nine months ended September 30, 2000.

         The substantial decrease in revenue from information technology documentation services was primarily due to the general economic slowdown. While no one customer represents more than 10% of the company's total revenue, this particular division offers a very specialized service, and relied on several key clients in a local market. Many of these clients have either cancelled projects or have put a number of their projects on hold. In response to these conditions, we have recently expanded the marketing of our documentation services to other regions and to existing recruitment and engineering services clients. In addition, we have reduced our operating overheads for this division to support the current levels of revenue. Subsequent to September 30, 2001, we restructured salaries and eliminated two personnel representing annual expenses of $160,000.

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

         For the three months ended September 30, 2001, technical training represented approximately 6% of our revenue compared to 20% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, technical training represented approximately 9% of our revenue compared to 16% for the nine months ended September 30, 2000. Revenue from technical training for the three months ended September 30, 2001 decreased $1,480,000 or 75% to $510,000 compared to $1,990,000 for the three months ended September 30, 2000. Revenue from technical training for the nine months ended September 30, 2001 decreased $2,550,000 or 50% to $2,560,000 compared to $5,110,000 for the nine months ended September 30, 2000.

         The decline in revenue from technical training is the result of several factors: the significant restructuring of this division, including the termination of 8 sales personnel; a general decline in the industry resulting in the cancellation or postponement of technical training contracts, and; the events of September 11, 2001 which resulted in the temporary closure of our New York technical training office and the loss of approximately $300,000 in revenue for the period. In response to these conditions, we have reduced our operating overheads for this division to support the current levels of revenue. We do not intend to invest additional capital into this division to increase revenue to historical levels. Subsequent to September 30, 2001, we terminated an additional four personnel, representing $230,000 in annual expenses. Provided we maintain the current levels of revenue, this division will be cash flow neutral.

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

          For the three months ended September 30, 2001, technology sales represented 3% of total revenue compared to 2% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, technology sales represented 2% of total revenue compared to 1% for the nine months ended September 30, 2000. Technology revenue for the three months ended September 30, 2001 decreased $28,000 or 15% to $156,000 compared to $184,000 for the three months ended September 31, 2000. Technology revenue for the nine months ended September 31, 2001 increased $81,000 or 15% to $634,000 compared to $553,000 for the nine months ended September 31, 2000. The slight increase in technology sales represents the gradual addition of users of our software application, Njoyn.

        We have developed proprietary software applications in two areas: human capital management and Web development. Njoyn is our human capital management system. Njoyn is a Web-based application that automates and manages the entire hiring process. The revenue associated with providing this software is allocated to an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements is based on our determination of the fair value of the elements as if they had been sold separately. The set-up fee and customization revenue is recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract. Revenue for the training is recorded as the services are rendered and the ongoing monthly fee is recorded each calendar month. There is no additional fee charged to clients for hosting.

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

         Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of contract recruitment include contractor fees and benefits, resulting in an average gross profit of 22% for the three months ended September 30, 2001 compared to 44% for the three months ended September 30, 2000. Gross profit for information technology recruitment services for the nine months ended September 30, 2001 declined to 27% from 44% for the nine months ended September 30, 2000. The decline in gross profit is a downside of becoming a preferred vendor for information technology contract recruitment services. In order to beat the competition, it is often necessary to lower billing rates and markups to be successful in the bid process. We do not attribute any direct costs to permanent placement services, therefore the gross profit on such services is 100% of revenue. Revenue from permanent placements has declined from last year, and has therefore contributed to the decline in gross profit.

         The direct costs of technical publications and engineering services include wages, benefits, software training and project expenses. The average gross profit for this division was 27% for the three months ended September 30, 2001 compared to 28% for the three months ended September 30, 2000. The average gross profit for this division was 28% for the nine months ended September 30, 2001 compared to 30% for the nine months ended September 30, 2000. The slight decline in gross profit for technical publications and engineering services, is also a result of the increase in lower margin billings to clients with preferred vendor agreements.

         The direct costs of information technology documentation services include wages, benefits, and project expenses. The average gross profit for information technology documentation was 25% for the three months ended September 31, 2001 compared to 46% for the three months ended September 30, 2000. The average gross profit for the nine months ended September 30, 2001 was 41% compared to 46% for the nine months ended September 30, 2000. The sharp decline in gross profit for the current period is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.

         The direct costs of training include trainer salaries, benefits and travel as well as courseware. The average gross profit on training was 44% for the three months ended September 30, 2001 compared to 35% for the three months ended September 30, 2000. The average gross profit was 55% for the nine months ended September 30, 2001 compared to 46% for the nine months ended September 30, 2000. The increase in gross profit is a result of significant restructuring and cost controls implemented within this division late last year and throughout the first quarter of this year. Travel expenditures have been reduced significantly and trainer salaries, which are fixed, have decreased as a result of layoffs and higher utilization.

         The direct costs of our technology services are minimal and include hosting fees and software expenses. The average gross profit on technology was 95% for the three months ended September 30, 2001 compared to 82% for the three months ended September 30, 2000. The average gross profit for the nine months ended September 30, 2001 was 95% compared to 82% for the nine months ended September 30, 2000. The increase in gross profit is the result of less expensive hosting arrangement that was secured this year.


Results of Operations

The Three and Nine Months Ended September 30, 2001 Compared to the Three and Nine Months ended September 30, 2000

         Revenue. Revenue for the three months ended September 30, 2001 decreased by $1,430,000 or 15%, to $8,510,000, as compared to $9,940,000 for the three months ended September 30, 2000. The decrease is primarily attributable to the significant decline in revenues from our technical publications and engineering, information technology documentation and training divisions of 16%, 58% and 65% respectively.

         Revenue for the nine months ended September 30, 2001 decreased by $3,400,000 or 10%, to $29,230,000, as compared to $32,630,000 for the nine months ended September 30, 2000. The decrease is primarily attributable to the decline in revenues from our technical publications and engineering, information technology documentation and training divisions of 20%, 12% and 50% respectively.

         Cost of Sales. The cost of sales for the three months ended September 30, 2001 increased by $40,000, or 0.1%, to $6,260,000, as compared to $6,220,000 for the three months ended September 30, 2000. This increase is a result of the changed revenue mix, particularly the increase in revenues from lower margin services such as IT recruitment and the decrease in revenues from higher margin services such as training. As a percentage of revenue, the cost of sales was 74% compared to 63% for the three months ended September 30, 2000.

         The cost of sales for the nine months ended September 30, 2001 increased by $30,000, or 0.2%, to $19,770,000, as compared to $19,740,000 for the nine months ended September 30, 2000. This increase, despite the decline in sales, was a direct result of the increase in lower margin contract sales. As a percentage of revenue, the cost of sales was 68% compared to 61% for the nine months ended September 30, 2000.

         Gross Profit. Gross profit for the three months ended September 30, 2001 decreased by $1,460,000, or 40%, to $2,250,000, compared to $3,710,000 for the three months ended September 30, 2000. This decrease was attributable to the overall decrease in revenue combined with the significant increase in cost of sales. As a percentage of revenue, gross profit decreased from 37% for the three months ended September 30, 2000 to 26% for the three months ended September 30, 2001.

         Gross profit for the nine months ended September 30, 2001 decreased by $3,370,000, or 26%, to $9,490,000 compared to $12,860,000 for the nine months ended September 30, 2000. This decrease was attributable to the overall decrease in revenue and the increase in cost of sales during the nine months ended September 30, 2001. As a percentage of revenue, gross profit decreased from 39% for the nine months ended September 30, 2000 to 32% for the nine months ended September 30, 2001.


         Expenses. Expenses for the three months ended September 30, 2001 decreased by $580,000 or 15% to $3,330,000 compared to $3,910,000 for the three months ended September 30, 2000. This decrease is primarily attributable to the decrease in administrative and selling expenses, and more specifically, the reduction of salaries and overheads as a result of the significant restructuring undertaken this year. Administrative expenses decreased $400,000 or 22% to $1,390,000 compared to $1,790,000 for the three months ended September 30, 2000. Selling expenses for the three months ended September 30, 2001 decreased by $480,000 or 27% to $1,310,000 from $1,790,000 for the three months ended
September 30, 2000. This decrease is attributable to the reduction of salaries as a result of terminations and the reduction of commissions as a result of the aforementioned decrease in revenue. For the three months ended September 30, 2001, financing expenses increased $40,000 from zero for the three months ended September 30, 2000 and relate to the repricing of options held by Del Mar Consulting, the company's investors relations firm. For the three months ended September 30, 2001, depreciation and amortization expenses increased $250,000 or 74% to $590,000 from $340,000 for the three months ended September 30, 2000. This increase is primarily attributable to the increase in capital assets and the acquisition of other assets.

         Expenses for the nine months ended September 30, 2001 decreased by $290,000 or 2% to $11,790,000 compared to $12,080,000 for the nine months ended September 30, 2000. Administrative expenses decreased $1,060,000 or 20% to $4,300,000 compared to $5,360,000 for the nine months ended September 30, 2000. This decrease is related to the reduction of administrative salaries and overheads as a result of restructuring. Selling expenses for the nine months ended September 30, 2001 decreased by $1,030,000 or 18% to $4,580,000 from $5,610,000 for the nine months ended September 30, 2000. This decrease is attributable to the decrease in sales salaries and commissions. Financing expenses for the nine months ended September 30, 2001 were $610,000 compared to zero for the nine months ended September 30, 2000 and relate to the costs of repricing options held by Del Mar Consulting and the issuance of warrants to the Series C placement agent. For the nine months ended September 30, 2001, depreciation and amortization expenses increased $600,000 or 54% to $1,710,000 from $1,110,000 for the nine months ended September 30, 2000. This increase is primarily attributable to the increase in capital assets and the acquisition of other assets. For the nine months ended September 30, 2001, restructuring charges related to the termination of personnel and the closure of non-productive branch offices were $580,000 compared to $0 for the nine months ended September 30, 2000.

         Operating Income (Loss). For the three months ended September 30, 2001, operating income decreased by $880,000 to an operating loss of $1,080,000 as compared to an operating loss of $200,000 for the three months ended September 30, 2000. This decrease is primarily attributable to the reduction in gross profit and the increase in depreciation and amortization expense.

         For the nine months ended September 30, 2001, operating income decreased by $3,080,000 to an operating loss of $2,300,000 as compared to an operating income of $780,000 for the nine months ended September 30, 2000. This decrease is primarily attributable to the reduction in gross profit, increase in financing, depreciation and amortization, and restructuring expenses.

         Gain (loss) on investments. For the three months and nine months ended September 30, 2001, we lost $130,242 on investments, compared to a gain of $94,728 for the three and nine months ended September 30, 2000. At September 30, 2001, we wrote down our investment in Tillyard Management of $130,242.

         Income (Loss) Before Interest Charges. Income before interest charges for the three months ended September 30, 2001 decreased by $1,100,000 to a loss of $1,210,000 compared to a loss of $110,000 for the three months ended September 30, 2000. Income before interest charges for the nine months ended September 30, 2001 decreased by $3,310,000 to a loss of $2,430,000 compared to income of $880,000 for the nine months ended September 30, 2000.

         Interest Charges. For the three months ended September 30, 2001, interest charges decreased by $20,000 or 15% to $120,000 from $140,000 for the three months ended September 30, 2000, primarily due to a reduction of long-term debt. For the nine months ended September 30, 2001, interest charges increased by $50,000 or 9% to $610,000 from $560,000 for the nine months ended September 30, 2000. The reduction of long-term debt was offset by the increase in our borrowing base, higher bank interest rates as a result of being in non-compliance with our covenants, and interest charged on an overdraft position.

         Income (Loss) Before Income Tax. Income before income tax for the three months ended September 30, 2001 decreased by $1,090,000, to a loss of $1,330,000 compared to a loss of $240,000 for the three months ended September 30, 2000. The sharp decrease in income before income tax is a result of the increase in financing, depreciation and amortization expense and restructuring expenses, combined with the decrease in revenue and gross profit.

         Income before income tax for the nine months ended September 30, 2001 decreased by $3,350,000, to a loss of $3,040,000 as compared to income before income tax of $310,000 for the nine months ended September 30, 2000. The sharp decrease in income before income tax is a result of the increase in financing, depreciation and amortization expense and restructuring expenses, combined with the decrease in revenue and gross profit.

         Income Taxes. Income tax expense for the three months ended September 30, 2001 increased $250,000 or 500% to $300,000 compared to $50,000 for the three months ended September 30, 2000. Income tax expense for the nine months ended September 30, 2001 increased $730,000 or 2433% to $700,000 compared to a tax recovery of $30,000 for the nine months ended September 30, 2000. The increase in income taxes is a result of the write down of the deferred income tax asset.

         Net Income (Loss). Net income for the three months ended September 30, 2001 decreased by $1,330,000 to a net loss of $1,630,000 compared to a net loss of $300,000 for the three months ended September 30, 2000. Net income for the nine months ended September 30, 2001 decreased by $4,090,000 to a net loss of $3,740,000 compared to net income of $350,000 for the nine months ended September 30, 2001.

Liquidity and Capital Resources

         Our primary sources of cash are our revolving line of credit with Bank One and proceeds from the sale of equity securities. Our primary capital requirements include debt service, capital expenditures and working capital needs.

         At September 30, 2001, we had negative cash or cash equivalents and a working capital deficiency of $1,850,000. At September 30, 2001, we had cash flow from operations of $150,000, resulting from the accelerated collection of accounts receivable and the postponement of payment of accounts payable. At September 30, 2000, we had negative cash or cash equivalents and working capital of $1,140,000. At September 30, 2000, we had a cash flow deficiency from operations of $2,340,000, due primarily to a significant increase in accounts receivable, decrease in accounts payable and increase in inventory.

         At September 30, 2001, we had cash flow from financing activities of $720,000 attributable primarily to proceeds from the issuance of common stock of $400,000, the issuance of preferred stock of $1,230,000 and the repayment of notes of $210,000 and long-term debt of $860,000 which was offset by the increase in long-term debt of $225,000. At September 30, 2000, we had cash flow from financing activities of $6,090,000, attributable primarily to proceeds from the issuance of common stock of $2,330,000, the issuance of preferred stock of $2,000,000 and an increase in bank indebtedness of $840,000.

         At September 30, 2001, we had a cash flow deficit from investing activities of $670,000 attributable primarily to the purchase of capital assets of $180,000, other assets of $300,000 and increase in long-term receivables of $190,000. At September 30, 2000, we had a cash flow deficit from investing activities of $4,900,000 attributable primarily to the purchase of capital assets of $940,000, deferred development costs of $2,540,000 and cash payments for subsidiaries of $1,650,000.

         At September 30, 2001, we had $4,980,000 outstanding with Bank One. The revolving line of credit provided for a maximum borrowing amount of $4,640,000 at variable interest rates based on eligible accounts receivable. At September 30, 2001, we had an overdraft of $340,000. We do not have an authorized overdraft facility with Bank One, however the bank has allowed an overdraft of up to $500,000 on a regular basis for approximately ten weeks. The revolving line of credit agreement requires us to meet various restrictive covenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At September 30, 2001 and thereafter, we were not in compliance with the covenants contained in the revolving line of credit agreement. Bank One has indicated its intention to enter into a forbearance agreement with us in which the bank would refrain from exercising any rights or remedies based on existing or continuing defaults, including accelerating the maturity of the loans under the credit facility.

         Any agreement reached with the bank could result in new terms which are less favourable than current terms under the existing agreement, and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If we are not successful in securing a forbearance agreement or waivers of the bank's rights and remedies as a result of the defaults, we will need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to us or available on terms substantially less favourable to us than our existing line of credit facility. If we are unable to either procure a waiver from the bank or acceptable alternative financing, such failures could have a material adverse effect on our financial condition and results of operations. No assurance can be given that we will be able to obtain a waiver from the bank on the default of loan covenants or refinance our existing obligations.

         As a result of the default on the loan covenants governing our credit line facility, Bank One is restricting our repayment of certain subordinated loans and notes payable. The parties affected by this restriction, include the Business Development Bank of Canada, Roger Walters and Denise Dunne.

          At September 30, 2001, we had $426,000 in subordinated debt outstanding to the Business Development Bank of Canada. The loan agreements require us to meet a certain working capital ratio. At September 30, 2001 and thereafter, we were not in compliance with the covenant contained in the loan agreements. The Business Development Bank of Canada has agreed to postpone principal of its subordinated loans until March 2002. At this time, they will re-evaluate our financial position and possibly extend the postponement until June 2002. We have not made any principal payments to the Business Development Bank of Canada since June 2001, but we are current in our interest obligations.

          In September 2001, we restructured our note payable to Roger Walters, the vendor of Cad Cam Inc. The principal was reduced from $1,200,000 to $750,000 in consideration of capital stock payable of $450,000. In addition, all principal payments were postponed until January 1, 2003, at which time, we will pay $12,500 per month plus interest at 4.5% until December 31, 2006. The balance of $150,000 will be due on December 31, 2006. We are currently making interest payments of $7,500 per month until December 31, 2002.

          In September 2001, we restructured our note payable to Denise Dunne, the vendor of MicroTech Professionals Inc. The principal was reduced from $1,965,000 to $1,740,000 in consideration of capital stock payable of $225,000. In addition, all principal payments were postponed until January 1, 2003, at which time, we will pay $20,000 per month plus interest at 5% until December 31, 2006. The balance of $781,287 will be due on January 1, 2007. We are currently making interest payments of $14,397 per month until December 30, 2002.

          As a result of the tragic events of September 11, 2001, we lost our IT recruitment office in the World Trade Center. The three staff members of this office survived and are continuing business in temporary office space. This office represents approximately $2,000,000 in annual information technology recruitment revenue. We do not anticipate a material decline in revenue from this office. We lost approximately $75,000 of fixed assets, including furniture, computer hardware and office equipment. We are in the process of filing a statement of loss with our insurance company. We are in the process of renovating our training office in New York to accommodate the three staff members.

          Our training office located at 195 Broadway was also impacted by the events of September 11, 2001. As a result of destruction to the building and supporting utility companies, the office was closed for four weeks. This office represents approximately $3,000,000 in annual technical training revenue. Many of our top clients have since relocated to other cities and have indicated their postponement of employee training until Spring 2002. The estimated loss of revenue from this office is between $200,000 and $250,000 per month. In addition, many of the office's computer assets are malfunctioning as a result of debris and smoke. We are in the process of filing a statement of loss with our insurance company. As a result of the decline in revenue, we laid of four of twelve employees from this office in October, 2001. At this time we do not know what the total loss of revenue will be for our training operations in New York, or the final amount of our insurance claim.

          In June 2001, we filed a registration statement, which included the registration of the Series C preferred shares held by Stonestreet Capital and Alpha Capital. Once the registration statement is effective, we will be able to drawn down on $375,000. These funds will be used to pay down the current overdraft position with Bank One. In addition, on November 16, 2001, we entered into an agreement with Stonestreet Capital and Alpha Capital for an equity line of $8,000,000. The line will be available upon effectiveness of the registration statement and the funds will be used to pay down any additional overdraft with Bank One, as well as working capital.

          On November 1, 2001, we also entered into an agreement with Hyperion Partners Corp., an Atlanta investment banking company, to assist in arranging a private placement of debt, equity and warrant securities. Upon successful completion of a transaction, Hyperion Partners Corp. will be entitled to a cash fee of 7% of the aggregate private placement and 100,000 warrants per million raised at an exercise price of 110% of the closing bid price of the common stock on the date prior to the closing of the placement. The agreement expires on January 1, 2002.

          If we are not successful in securing a forbearance agreement or waivers of Bank One's rights and remedies as a result of the defaults, we will need to seek new financing arrangements from other lenders. As a result, on November 5, 2001, we entered into an agreement with Creative Funding Group, LLC, a New York company, to assist in arranging a banking or alternative financing agreement. Upon successful completion of a transaction, Creative Funding Group will be entitled to receive a fee of 1.7% of the total credit facility. The agreement may be cancelled by either party upon thirty days written notice.

         In June 2001, we retained Banc One Capital Markets to represent us in certain investment banking opportunities. This venture was not successful and the agreement was terminated in September. We are still currently exploring investment banking opportunities, including joint ventures, strategic partnerships, and the potential sale of our training and technology divisions. The majority of our restructuring to date has been concentrated in these divisions. Although they are now both at a cash flow neutral position, they would require substantial capital to be invested in order for them to expand their customer base and maintain revenue growth. Our current cash flows do not permit us to make such an investment. As a result, we are seeking either an investment into or the divestiture of these divisions. In the event that we do not achieve either, we will maintain the current operations at their current cash flow neutral levels. If we are successful in divesting these divisions, our revenue will be reduced by approximately $4,500,000, with little impact on our profitability. Net cash proceeds from the sale of either division would be applied toward the partial repayment of the credit line facility with Bank One.

         On November 1, 2001, we entered into an agreement with Transactive Partners. Ltd., a Chicago company, to render representation and transaction advisory services to us in connection with possible business combinations. Upon successful completion of a transaction, Transactive Partners. Ltd., would be entitled to a fee ranging between $50,000 or 5%, whichever is greater, of the gross proceeds depending on the nature of the transaction. The agreement expires May 1, 2002.

          On November 5, 2001, we entered into an agreement with entrenet2 Capital Advisors, LLC, a California company, on a best efforts basis, to assist in achieving capital financing, debt financing, and merger or acquisition transactions. Upon successful completion of a transaction, entrenet2 would be entitled to a fee ranging between 1.5% to 4% of the gross proceeds depending on the nature of the transaction. The agreement expires November 4, 2002.

         We believe, despite our recent losses and negative working capital that we have developed a business plan that if successfully implemented could substantially improve our operational results and financial condition. However, we can give no assurances that our current cash flows from operations, if any, borrowings available under our line of credit, and proceeds from the sale of securities and an equity line, will be adequate to fund our expected operating and capital needs for the next twelve months. The adequacy of our cash resources over the next twelve months is primarily dependent on our operating results and our ability to procure a waiver from the bank, alternate financing, settlement of our insurance claim, or draw down on our equity line, all of which are subject to substantial uncertainties. Cash flow from operations for the next twelve months will be dependent, among other things, upon the effect of the current economic slowdown on our sales, the impact of the restructuring plan and management's ability to implement our business plan. The failure to return to profitability and optimize operating cash flow in the short term, and to successfully procure a waiver from the bank or alternate financing, could have a material adverse effect on our liquidity position and capital resources.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will apply the new accounting rules beginning January 1, 2002.

       Effective July 1, 2001, we changed our amortization policy from thirty to fifteen years. We are currently assessing the financial impact SFAS No. 141 and No. 142 will have on our Consolidated Financial Statements. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

         As of September 30, 2001, we have $8,270,000 unamortized goodwill. Amortization expense related to goodwill was $215,000 for the three months ended September 30, 2001 and $500,000 for the nine months ended September 30, 2001.

        Effective July 1, 2001, we have changed our amortization period from 30 to 15 years on a prospective basis.


Recent Events


         On November 1, 2001, we agreed to amend our agreement with the holders of the Series C preferred shares, and removed the provision prohibiting the investors from executing short sales of our common stock for as long as they continue to hold the Series C preferred shares. The amendment was made in consideration of the investor's waiver of certain penalties and fees for delinquent registration of the Series C preferred shares.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are party to the following pending legal proceedings:

         Michael Carrazza, as assignee of Southport Consulting Co., instituted an action against us in the Supreme Court of the State of New York, County of New York, Index No. 600553/01, alleging breach of contract and unjust enrichment. Mr. Carrazza is seeking $250,000 in damages. Specifically, Mr. Carrazza claims that we failed to deliver cash or stock to Mr. Carrazza under the asset purchase agreement pursuant to which we acquired the assets of Southport Consulting Co. We have filed a counterclaim against Mr. Carrazza, seeking $162,000.00 in damages, plus punitive damages and attorneys' fees, on the ground that Mr. Carrazza, as then president and sole shareholder of Southport Consulting Co., fraudulently induced us into executing the asset purchase agreement by misrepresenting the value of the assets being purchased. A motion for summary judgment was filed by Mr. Carrazza and, as of the date hereof, no decision has been made by the court.

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

         Glenn Cressman, a former employee of Thinkpath Training Inc. (formerly ObjectArts Inc.), instituted an action against us in the Ontario Superior Court of Justice, City of London, Ontario, Court File No. 37208, alleging wrongful dismissal. Specifically, Mr. Cressman claimed that we terminated him without cause and he was seeking $100,000 in damages, plus punitive damages and attorneys' fees. On November 8, 2001, we settled with Mr. Cressman for $10,000 including attorneys' fees.

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

         None.



ITEM 5.  OTHER INFORMATION


         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Incorporated by reference to our Registration Statement on Form SB-2, as amended and filed on October 16, 2001.

(b)      Reports on Form 8-K.

         We did not file any reports on Form 8-K during the three-month period ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THINKPATH INC.


Dated: November 19, 2001     By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer
                             and President