Form 10KSB
period 2001-12-31
THINKPATH INC
filed 2002-04-16
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

     THE ISSUER'S REVENUES FOR THE MOST RECENT FISCAL YEAR WERE $36,926,211.

          THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING STOCK
       HELD BY NON-AFFILIATES BASED UPON THE LAST SALE PRICE ON APRIL 12,
                       2002 WAS APPROXIMATELY $2,322,363.

    AS OF APRIL 12, 2002 THERE WERE 21,018,921 SHARES OF COMMON STOCK, NO PAR
                    VALUE PER SHARE, ISSUED AND OUTSTANDING.


                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                 THINKPATH INC.
                        2001 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS




                                     PART I



Item 1.  Description of Business.............................................. 1
Item 2.  Description of Properties.................. ......................... 6
Item 3.  Legal Proceedings.................. ................................. 7
Item 4.  Submission of Matters to Vote of Security Holders.................... 7

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
           Matters............................................................ 8
Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................. 9
Item 7.  Financial Statements........................................ F-1 - F-34
Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures..............................................25

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant;
           Compliance with Section 16(a) .....................................26
Item 10. Executive Compensation...............................................28
Item 11. Security Ownership of Certain Beneficial Owners and Management.......37
Item 12. Certain Relationships and Related Transactions.......................39
Item 13. Exhibits, List and Reports on Form 8-K...............................41

Signatures....................................................................43

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained herein including, without limitation, those concerning (i) Thinkpath Inc.'s ("Thinkpath") strategy, (ii) Thinkpath's expansion plans, and (iii) Thinkpath's capital expenditures, contained forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) concerning Thinkpath's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Thinkpath undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


                               EXCHANGE RATE DATA


             Thinkpath maintains its books of account in Canadian dollars, but has provided the financial data in this Form 10-KSB in United States dollars and on the basis of generally accepted accounting principles as applied in the United States, and Thinkpath's audit has been conducted in accordance with generally accepted auditing standards in the United States. All references to dollar amounts in this Form 10-KSB, unless otherwise indicated, are to United States dollars.

             The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 12, 2002, the exchange rate was Cdn$0.62920 per US$1.00.


Year ended December 31,             1996        1997         1998       1999      2000     2001
                                    ----        ----         ----       ----      ----     ----


Rate at end of period              $0.7299      $0.6991   $0.6532    $0.6929    $0.6676    $0.62870
Average rate during period          0.7353       0.7223    0.6745     0.6730     0.6739     0.64612
High                                0.7212       0.6945    0.7061     0.6929     0.6983     0.67140
Low                                 0.7526       0.7749    0.6376     0.6582     0.6397     0.62270



                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS


         Unless otherwise indicated, all reference to "Thinkpath", "us", "our" and "we" refer to Thinkpath Inc. and its wholly-owned subsidiaries: Systemsearch Consulting Services Inc., an Ontario corporation, International Career Specialists Ltd., an Ontario corporation, Thinkpath Inc. (formerly Cad Cam, Inc.), an Ohio corporation, Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.), an Ohio corporation, Thinkpath Michigan Inc. (formerly Cad Cam Michigan Inc.), a Michigan corporation, Thinkpath Training Inc. (formerly ObjectArts Inc.), an Ontario corporation, Thinkpath Training US Inc. (formerly ObjectArts US Inc.), a New York corporation, MicroTech Professionals Inc., a Massachusetts corporation, Njoyn Software Incorporated, a Canadian corporation and TidalBeach Inc., an Ontario corporation.

Overview

         Thinkpath provides technological solutions and services in engineering knowledge management including design, drafting, technical publishing, e-learning and staffing. Our customers include DOD contractors, aerospace, automotive and financial services companies, Canadian and American governmental entities and large multinational companies, including Lockheed Martin, General Dynamics, General Electric, General Motors, Ford Motors, Goldman Sachs, CIBC and EDS Canada Inc.

         We were incorporated under the laws of the Province of Ontario, Canada in 1994.

Technical Publishing

         We provide technical publishing programs for complete integration into engineering and design departments of government, military contractors, aerospace and automotive customers. Our software performs technical documentation through desktop publishing, technical illustration and web animation and produces printed materials, e-publications for CD rom and web, and SGML/XML tagged electronic manuals. Our technology can also capture existing publications and convert the data to assemble electronic publications specific to a customer's requirements.

         We maintain a complete staff of technical publication personnel consisting of highly skilled engineers and drafters. As a result, we can draw heavily upon our engineering resources to handle every step of the documentation process, including researching, writing, editing, illustration, printing and distribution. We have also made a substantial investment into high-end engineering software tools in order to fully use existing engineering data in developing new material. We believe this gives us an advantage over competitors because it reduces the time needed to generate illustrations, as well as the amount of customer support time required in developing new documentation.

         We provide technical translation services in over 30 different languages ranging from Spanish to Mandarin Chinese. Our translators come from diverse technical and cultural backgrounds, which results in an accurate translation within the customer's industrial discipline. In addition, our typesetters work with cutting-edge software specific to each language conversion.

          We can guide a company's entire ISO documentation process, from developing requirements to delivering detailed publications that meet all ISO9001 regulations.

          Our technical publication library includes hundreds of documents written to meet a variety of military, industry, and individual corporate specifications. We practice the MIL-SPEC (Military Specifications guidelines)rules for graphics, the ATA(American Transportation Association) rules for content, as well as the AICC*(Aviation Industry Computer Based Training Commitee) rules for format and interchangeability. We also produce CE (Communaute Europeenne) compliant documentation for CE and compliant machinery.

Design Engineering

          Our engineering and design services cover every facet of a project from concept to SLA prototyping to a complete turnkey package that delivers a finished, operating system. Our engineers handle the drafting, the detailing and the parametric modeling. We have experienced engineers on staff as well as a pool of skilled consultants that we can call on to provide internal design services.

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

         Our careful evaluation process tests candidates on their technical proficiency, soft skills, fit with company culture, and attitude towards finding a new position. We guarantee that all potential hires are interviewed and reference checked and that no resume is ever forwarded to a customer without the candidate's prior permission and knowledge.

Training

         We provide technical, instructor led and e-learning training in all Microsoft, and Cisco software products as well as Catia, ProEngineer and Unigraphics products. We maintain state-of-the-art facilities offering a full range of advanced technical training services. We offer an array of technical training and certification options, including instructor led, private group training, one-on-one mentoring in the workplace, seminar instruction, and Internet-based learning modules.

         The training services we provide are segregated between the traditional Microsoft-based classroom training offered in our offices in New York and Toronto under our Training division, Thinkpath Training Inc., and the engineering and e-learning training offered by our engineering services division.

         Due to the dramatic decline in revenue and recurring losses from Thinkpath Training Inc., and our decision to focus on growing our engineering services division, on April 10, 2002, we entered into a series of agreements with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of our Toronto training office. As part of the transaction, triOS will assume the Toronto training staff and sublet the classroom facilities. It is anticipated that the transaction will close on or about May 1, 2002. In a further effort to focus on our engineering services division, we also intend to divest our New York training office once we have settled our outstanding insurance claim related to losses incurred after September 11, 2001.

         Our focus going forward will be on the engineering services group and the training derived from those services. Some of engineering products we train on include:

- Archibus
- AutoCAD
- AutoCAD LT
- AutoDesk Mechanical Desktop
- CADPLUS
- Computer Aided Facilities Management (CAFM)
- MicroStation
- SDRC
- Solid Edge
- Solid Works
- ProENGINEER
- Unigraphics

         We have developed and delivered custom engineering courses on engines, presses, weaponry and various equipment and machinery to GE, J&L, Caterpillar, Kellogg, DOW Brands, Heidleberg, and many others. In addition, we have developed e-learning programs that teach engineering design software usage, machine operation, aircraft jet engine repairs, CIM programs that register students and monitor their progress and accomplishments, pretests, in-process testing and final exams.


Technology

      We had developed proprietary software applications in two areas: human capital management and Web development. Njoyn is a web-based human capital management system that automates and manages the hiring process. SecondWave is a Web development software that allows companies to create, manage and automate their own dynamic, adaptive Web sites. The software learns from each visitor's behavior and targets his or her needs and interests with customized content and communications.

      As part of our strategic decision to focus on building our engineering services division and cut expenses, we sold our subsidiary, Njoyn Software Incorporated on March 1, 2002 to Cognicase Inc, a Canadian company. As part of the transaction, Cognicase assumed all of our technology staff and will contract the services of our Chief Information Officer for a period of six months. We will continue to have usage of the software for an extended period, however, we will no longer be recognizing revenue from the sale of the technology.

Customers

         Our customers are large and high-growth corporations from a wide variety of industries across North America. These customers include Fortune 500 companies as well as other high-profile companies. We believe that our customer base provides credibility when pursuing other customers.

         The following is a partial listing of our customers:

EDS Canada Inc.
Lockheed Martin
General Dynamics
General Electric
General Motors
Bank of Montreal
Boeing
Chase Manhattan Bank
CIBC
Cummins Engine
FUJITSU Group
ESI Fiscal
Ford Motor Co.
Goldman Sachs
Merrill Lynch
Microsoft
Toronto Stock Exchange


Competition

         The information technology staffing industry is highly competitive and fragmented and is characterized by low barriers to entry. We compete for potential customers with other providers of information technology staffing services, systems integrators, internet-based recruitment management systems, computer consultants, employment listing services and temporary personnel agencies. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and human resources, greater name recognition and a larger base of information technology professionals and customers than we do, all of which may provide these competitors with a competitive advantage. In addition, many of these competitors, including numerous smaller privately held companies, may be able to respond more quickly to customer requirements and to devote greater resources to the marketing of services than we can. Because there are relatively low barriers to entry, we expect that competition will increase in the future.

         The engineering services, technical publishing and e-learning industry is also very competitive but has much higher barriers to entry due to high capital costs for tools and equipment and the specialized skills and knowledge required.

        Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, prospects, financial condition and results of operations. Further, we cannot assure you that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that the principal factors relevant to competition in the information technology, staffing and engineering services industry are the recruitment and retention of highly qualified information technology and engineering professionals, rapid and accurate response to customer requirements and, to a lesser extent, price. We believe that we compete favorably with respect to these factors.


Business Strategy

         For 2002 and beyond we plan to exploit our track record in engineering services by offering a unique blend of design engineering, technical publishing and customized e-learning courseware. In early 2001, we began to focus our marketing efforts on the defense, aerospace and automotive industries and it is here that we expect significant growth in 2002 and 2003. By combining design engineering and technical publishing we believe we have become experts in content management and thus are positioned to deliver high margin customized e-learning products. Engineering services offers higher margins and growth as well as more predictability and stability than the IT services arena. Although our focus will be on growing the engineering services division, we plan to maintain our current level of activity in IT services without investing further capital.

        Our business objective is to increase our gross revenue and improve our gross margins by replacing fixed priced projects with time and materials based contracts. We intend to increase our market share through the addition of engineering sales staff and through the marketing and promotion support services of Johnston and Associates and Ogilvie Rothchild. The primary components of our strategy to achieve this objective are as follows:

- Expand our Department of Defense (DOD) contractor customer base;

- Grow our aerospace and automotive customer base; and

- Further penetrate existing customer base, inclduing Fortune 500 companies.

         We have established an extensive technology strategy and infrastructure that we believe provides us with a competitive advantage over less technologically advanced competitors. The primary components of this strategy and infrastructure are described below.

Back office infrastructure

       We have invested heavily in the creation and support of an integrated technological infrastructure that links all offices and employees and promotes uniformity in certain functions. Our accounting program provides for real-time financial reporting across dispersed branch offices. Our intranet and recruitment management software application, Njoyn provides each of our employees with access to the tools and information that help them to be successful and productive. This infrastructure helps us integrate our acquisitions more easily and cost-effectively than would otherwise be possible.

Marketing and Promotion

        Our marketing and brand strategy is to position ourselves as `experts of content' in engineering knowledge management. As a provider of engineering services, we will emphasize our flexible service options, the depth of our expertise, and the global delivery capabilities of our North American offices.

     We believe this positioning will be achieved through a variety of means, including:

- Strong and easy-to-access sales and marketing support at the branch level;

- Investment in awareness and branding campaigns; and

- Exploration and establishment of various business partnerships and alliances.

Target Markets

        Our target customers are Department of Defense contractors, US military, aerospace and automotive corporations throughout North America. Some of our current customers include General Motors, Lockheed Martin, General Dynamics CIBC, General Electric, FedEx, EDS Canada, and Microsoft. This existing customer base can be penetrated much further. We will therefore focus on maximizing the value from our current customer relationships, while also looking at capturing new opportunities.

Collateral and Sales Support

        A major marketing and promotion program is underway to update our collateral material and Web sites to more accurately reflect our renewed focus on engineering services. This update will be supervised by Ogilvie Rothchild and is scheduled to be completed by April 30, 2002.

Employees and Consultants

Employees

          Our staff as of April 12, 2002, consists of 74 full-time employees which includes 34 sales personnel and 40 administrative and technical employees. Our staff at December 31, 2001 consisted of 98 full-time employees, including 46 sales personnel and 52 administrative and technical employees. We are not party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees.

Consultants

          We enter into consulting agreements with information technology and engineering professionals at hourly rates based on each individual's technical skills and experience. As of April 12, 2002, approximately 313 professionals were performing services for our customers. At December 31, 2001 there were 309 professionals placed by us, performing services for our customers.

Recent Events

         On June 6, 2001, we changed our corporate name from Thinkpath.com Inc. to Thinkpath Inc. in order to more accurately reflect our expanded suite of services.

        On July 20, 2001, we received a Nasdaq Staff Determination letter indicating that we were not in compliance with the bid price requirements for continued listing, as set forth in Nasdaq's Marketplace Rule 4310(c)(4). On September 27, 2001, Nasdaq announced a moratorium on the minimum bid and public float requirements for continued listing on the exchange until January 2, 2002. On February 14, 2002, we again received from Nasdaq that we were not in compliance with the minimum bid price requirements for continued listing. As a result, we were provided with a period of 180 calendar days, or until August 13, 2002, during which time the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days to regain compliance. If compliance cannot be demonstrated by August 13, 2002, Nasdaq will determine whether we meet the initial listing criteria including minimum stockholders' equity of $5 million, market capitalization of $50 million or net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. If we meet the initial listing criteria, we will be granted an additional 180 calendar-day grace period to demonstrate compliance. Otherwise, our stock will be delisted, at which time, we may file an appeal to the Listing Qualifications Panel.

        As a result of the terrorist attacks of September 11, 2001, we lost our New York City office in the World Trade Center. All three staff members of this office survived and we are continuing to conduct business in temporary office space in New York City. This office represents approximately $2,000,000 in annual information technology recruitment revenue. We do not anticipate a material decline in revenue from this office. We lost approximately $75,000 of fixed assets, including furniture, computer hardware and office equipment. We have filed an interim statement of loss with our insurance company and to date have received approximately $100,000 related to the loss of assets and business interruption.

        Our training office located at 195 Broadway was also impacted by the events of September 11, 2001. As a result of damage to the building and supporting utility companies, the office was closed for a period of four weeks. This office represents approximately $3,000,000 in annual technical training revenue. Many of this office's top customers have relocated to other cities and have indicated their postponement of employee training until Spring 2002. The estimated loss of revenue from this office is between $200,000 and $250,000 per month. In addition, many of the office's computer assets are malfunctioning as a result of debris and smoke. We have filed an interim statement of loss with our insurance company and to date have received approximately $125,000 related to the destruction of assets and business interruption. As a result of the decline in revenue, we laid off four of twelve employees from this office in October,2001 and two more employees in March 2002.

         In accordance with EITF 01-10 "Accounting for the Impact of the Terrorist Attacks of September 11, 2001," we have determined our losses directly resulting from the September 11th events amount to approximately $25,000 net of insurance recoveries.

         On November 1, 2001, we agreed to amend our agreement with the Series C preferred shareholders, and remove the provision prohibiting the investors from executing short sales of our common stock for as long as they continue to hold shares of Series C preferred stock. The amendment was made in consideration of the investors' waiver of certain penalties and fees for delinquent registration of the common stock underlying the Series C preferred shares.

         On November 5, 2001, we entered into an agreement with entrenet2 Capital Advisors, LLC, a California company, to assist us, on a best efforts basis, in achieving capital financing, debt financing, and merger or acquisition transactions. Upon successful completion of a transaction, entrenet2 would be entitled to a fee ranging between 1.5% to 4% of the gross proceeds depending on the nature of the transaction. The agreement expires November 4, 2002.

         On December 26, 2001, Joel Schoenfeld resigned from the Board of Directors.

         On January 9, 2002, we entered into an agreement with Ogilvie Rothchild Inc., an Ontario company, to perform public relations and marketing services. In consideration of these services, we paid Ogilvie Rotchild a retainer of $16,000 and will issue 500,000 shares of our common stock upon successful completion of certain milestones. The agreement can be cancelled by either party at any time.

         On January 15, 2002, we entered into an agreement with David J. Wodar, a consultant operating in Ontario, to assist with investor communications and the development of marketing plans and strategies. In consideration of these services, Mr. Wodar will be paid a monthly fee of $6,500 and will be issued 480,000 shares of our common stock. The agreement is for a term of twelve months and expires on January 15, 2003.

        On January 31, 2002, we received a term sheet from Investors Corporation for a Revolving Loan Facility of up to $7,500,000 based on eligible receivables, cash flow and EBITDA (earnings before interest, taxes, depreciation and amortization), a Term Loan Facility of up to $1,000,000 based on eligible equipment and an additional secured Credit Facility of $2,000,000 for future acquisitions financing. The financing is subject to due diligence and credit approval which is ongoing. The term sheet is non-binding.

            As part of our strategic decision to exit the software development sector, we sold our subsidiary, Njoyn Software Incorporated on March 1, 2002 to Cognicase Inc, a Canadian company. Our net proceeds after broker fees were $1,350,000 of which we received $800,000 in cash and $550,000 worth of unrestricted common shares on closing. The shares were sold on March 11, 2002 for value of $ 524,673.19. As part of the transaction, Cognicase assumed all of the staff in our technology division and is contracting the services of our Chief Information Officer for a period of six months.

            On April 4, 2002, we retained Johnston & Associates, LLC, a Washington company, to provide strategic governmental relations counseling and marketing representation before the Department of Defense of the United States, Congress and targeted companies in connection with marketing the services of our engineering operations related to specific government contracts. Johnston & Associates will be compensated at a rate of $10,000 per month for twelve months beginning April 2002 and ending March 31, 2003. In addition, Johnston & Associates will receive 200,000 warrants of our common stock at the fair market value on the date of grant and will vest at 50% per year and will expire on April 4, 2005.

           On April 10, 2002, we entered into a series of agreements with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of our Toronto training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, triOS will assume the Toronto training staff and sublet the classroom facilities. The transaction is anticipated to close May 1, 2002.

        On April 12, 2002, we received a letter of intent from 1/0 Capital LLC, a New York company, for financing of $1,500,000 in the form of a convertible note for a term of one year at 10% interest with various conversion prices ranging from average of prior 30 day price before closing and $0.30, with fifty per cent warrant coverage exercisable at $0.30 per share. The financing is conditional on due diligence and the appointment of 1/0 as the primary outsourcer for Thinkpath's offshore technology, engineering and call center business requirements. The letter of intent is non-binding.

        There can be no assurance that the transactions contemplated by the various letters of intent will be consummated, and if consummated, will be on such terms as outlined by the original letter of intent.


ITEM 2.  DESCRIPTION OF PROPERTIES

         We maintain our headquarters in 13,924 square foot office space located at 55 University Avenue in Toronto, Ontario, Canada. We have leased the Toronto office for a term of ten years terminating in 2007. We pay annual base rent of $372,000. We lease additional offices at the following locations:



Location                     Square Feet     Lease Expiration       Current Rent Per Annum
--------                    -------------   -------------------    -----------------------

Dayton, Ohio                     6,421              12/31/02               $92,460
Indianapolis, Indiana            2,025              12/31/02               $23,268
Columbus, Ohio                   1,600              01/31/05               $27,000
Cincinnati, Ohio                 2,256              09/30/02               $34,164
Tampa, Florida                     930              03/31/02               $11,160
Detroit, Michigan               15,328              08/13/02               $99,544
Charleston, SC                   1,900              12/31/02               $36,252
Boston, Massachusetts            4,500              01/31/03              $105,096
New York, New York              12,265              08/31/06              $282,096
Ottawa, Ontario                    500              12/31/02                $8,700
Toronto, Ontario                13,924              12/31/10              $378,090
Mississauga, Ontario             2,300               3/31/05               $31,358

ITEM 3.  LEGAL PROCEEDINGS


         We are party to the following pending legal proceedings:

         In November 1998, we completed the acquisition of certain assets of Southport Consulting Co. from Michael Carrazza, one of our former directors, for an aggregate of $250,000 in cash and shares of our common stock. Michael Carrazza instituted an action against us in the Supreme Court of the State of New York, County of New York, Index No. 600553/01, alleging breach of contract and unjust enrichment and seeking at least $250,000 in damages. Specifically, Mr. Carrazza claimed that we failed to deliver cash or stock to Mr. Carrazza under an asset purchase agreement pursuant to which we acquired certain assets of Southport Consulting Co., and that he was entitled to recovery of his attorneys' fees. We filed a counterclaim against Mr. Carrazza, seeking $162,000 in damages, plus punitive damages and attorneys' fees, on the ground that Mr. Carrazza, as then president and sole stockholder of Southport Consulting Co., fraudulently induced us into executing the asset purchase agreement by misrepresenting the value of the assets being purchased. After the commencement of discovery, Mr. Carrazza filed a motion for summary judgment, which was granted in his favor. A hearing to determine damages has been conducted, but a decision has not yet been rendered. We have filed a notice of appeal of the court's award of summary judgment.

          John James Silver, a former employee, commenced an action against us in the Supreme Court of the State of New York, County of New York, Index No. 113642/01, alleging breach of contract, quantum meruit, and account stated. Mr. Silver is seeking $81,147 in damages. Specifically, Mr. Silver alleges that we have breached an employment agreement with him, claiming that we owe him damages representing unpaid salary, vacation time, a car allowance, severance pay and stock options. Mr. Silver also claims that we owe him damages for allegedly having defaulted on payment for certain services that he performed. Mr. Silver filed a motion seeking to amend his complaint to add claims for fraud, unjust enrichment and an accounting, and seeking damages in the sum of $330,367. This motion was subsequently denied by the court. This action, which we will defend vigorously, is in the early stages of discovery.

          We are not party to any other material litigation, pending or otherwise.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of our security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock began trading on the Nasdaq SmallCap Market on June 8, 1999, when we completed our initial public offering. Our common stock is listed on the Nasdaq SmallCap Market under the symbol "THTH". As of April 12, 2002, we had 21,018,921 shares of common stock outstanding. The following table sets forth the high and low sale prices for our common stock as reported on the Nasdaq SmallCap Market.


Fiscal Year                                             High                Low
-----------                                             ----                ---

Fiscal 2000
First Quarter                                          $4.44              $2.28
Second Quarter                                         $4.75              $3.19
Third Quarter                                          $3.56              $2.13
Fourth Quarter                                         $2.27              $0.38

Fiscal 2001
First Quarter                                          $1.69              $0.56
Second Quarter                                         $0.57              $0.30
Third Quarter                                          $0.63              $0.52
Fourth Quarter                                         $0.37              $0.13

Fiscal 2002
First Quarter                                          $0.32              $0.14
Second Quarter (through to April 12, 2002)             $0.19              $0.13


           As of April 12, 2002, we had 133 holders of record and approximately 1,783 beneficial shareholders.

           On April 12, 2002, the last sale price of our common stock as reported on the Nasdaq SmallCap Market was $0.13.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the selected historical financial data, financial statements and notes thereto and our other historical financial information contained elsewhere in this Annual Report on Form 10-KSB. The statements contained in this Annual Report on Form 10-KSB that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of and Section 21E of the Exchange Act, including statements regarding our expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statement. It is important to note that our actual results could differ materially from those in such forward-looking statements.


Overview

         We are a global provider of technological solutions and services in engineering knowledge management including design, drafting, technical publishing, e-learning and staffing. Our customers include DOD contractors, aerospace, automotive and financial services companies, Canadian and American governmental entities and large multinational companies, including Lockheed Martin, General Dynamics, General Electric, General Motors, Ford Motors, Goldman Sachs, CIBC and EDS Canada Inc.

Critical Accounting Policies

        On December 12, 2001, the Securities and Exchange Commission issued FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which encourages additional disclosure with respect to a Company's critical accounting policies, the judgments and uncertainties that affect the Company's application of those policies, and the likelihood that materially different amounts would be reported under different conditions and using different assumptions.

        Management is required to make certain estimates and assumptions during the preparation of our consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Certain of our accounting policies and estimates have a more significant impact on our financial statements than others, due to the magnitude of the underlying financial statement elements.

Consolidation

        Our determination of the appropriate accounting method with respect to our investments in subsidiaries is based on the amount of control we have, combined with our ownership level, in the underlying entity. Our consolidated financial statements include the accounts of our parent company and our wholly-owned subsidiaries. All of our investments are accounted for on the cost method. If we had the ability to exercise significant influence over operating and financial policies, but did not control, we would account for these investements on the equity method.

        Accounting for an investment as either consolidated or by the equity method would have no impact on our net income (loss) or stockholders' equity in any accounting period, but would impact individual income statement and balance sheet items, as consolidation would effectively "gross up" our income statement and balance sheet. However, if control aspects of an investment accounted for by the cost method were different, it could result in us being required to account for an investment by consolidation or the equity method. Under the cost method, the investor only records its share of the underlying entity's earnings to the extent that it receives dividends from the investee; when the dividends received exceed the investee's earnings subsequent to the date of the investor's investment, the investor records a reduction in the basis of its investment. Under the cost method, the investor does not record its share of losses of the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity's net income or loss, to the extent of its investment or its guarantees of the underlying entity's debt.

         At December 31, 2001, all of our investments in non-related companies totaling $1,013,926 were accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

Revenue Recognition

        We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which has four basic criteria that must be met before revenue is recognized:

- Existence of persuasive evidence that an arrangement exists;
- Delivery has occurred or services have been rendered;
- The seller's price to the buyer is fixed and determinable; and
- Collectibility is reasonably assured.

        Our various revenue recognition policies are consistent with these criteria. Our technology revenues are subject to the most judgement. We have developed proprietary technology in two areas: human capital management and Web development. Njoyn is a Web-based human capital management system that automates and manages the hiring process. The revenue associated with providing this software is allocated to an initial set up fee, customization and training as agreed with the customer and an ongoing monthly per user fee. The allocation of revenue to the various elements is based on our determination of the fair value of the elements as if they had been sold separately. The set-up fee and customization revenue is recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract. Revenue for the training is recorded as the services are rendered and the ongoing monthly fee is recorded each calendar month. There is no additional fee charged to customers for hosting.

          The second technology, SecondWave is a Web development product that allows companies to create, manage and automate their own dynamic, adaptive Web sites. The software learns from each visitor's behavior and targets his or her needs and interests with customized content and communications. We sign contracts for the customization or development of SecondWave in accordance with specifications of our customers. The project plan defines milestones to be accomplished and the costs associated. These amounts are billed as they are accomplished and revenue is recognized as the milestones are reached. The work in progress for costs incurred beyond the last accomplished milestone is reflected at the period end. To date these amounts have not been material and have not been set up at the period ends. The contracts do not include any post-contract customer support. Additional customer support services are provided at standard daily rates, as services are required.


Carrying Value Goodwill and Intangible Assets

        Prior to January 1, 2002, our goodwill and intangible assets were accounted for in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement required us to evaluate the carrying value of our goodwill and intangible assets when indicators of impairment were present. Impairment losses were recorded when estimates of undiscounted future cash flows were less than the value of the underlying asset. The determination of future cash flows or fair value was based upon assumptions and estimates of forecasted financial information that may differ from actual results. If different assumptions and estimates were used, carrying values could be adversely impacted, resulting in writedowns that would adversely affect our earnings. In addition, we amortized our goodwill balances on a straight-line basis over 30 years. The evaluation of the useful life of goodwill required our judgment, and had we chosen a shorter time period over which to amortize goodwill, amortization expense would have increased, adversely impacting our operations. As of December 31, 2001, we had goodwill of $5,128,991. At December 31, 2001, we recorded an impairment of goodwill of $3,001,391 based on our evaluation of carrying value and projected cashflows.

        Effective January 1, 2002, we will adopt Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These statements will continue to require us to evaluate the carrying value of our goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in writedowns that could adversely affect our earnings. We will perform the first of the required impairment tests of goodwill in 2002, and we have not yet determined the effect of these tests on our earnings and financial position. In addition, under these statements, goodwill will no longer be amortized, which will benefit our 2002 net income by approximately $454,908.

          During the year ended December 31, 2001 we recorded $492,221 for costs associated with our decision to restructure operations. Our decision to restructure was based on a number of factors including profitability, declining economic conditions and expected future cash flows. Based on the results of our review, we closed our training office located in London, Ontario, our research and development (R&D) operation located in Toronto, Ontario, and an engineering sales office located in Atlanta. As of December 31, 2001, we had laid off approximately 57 people representing sales and administrative personnel. During the year ended December 31, 2001, the lease cancellation costs for the London office were reduced by $31,000 and the severance costs for the London office were reduced by $183,000. These amounts represent settlements reached with the landlord and two employees with a long-term employment agreement. The employees agreed to a reduction in the term of the agreement, resulting in a reduction of the liability of $183,000.

         Subsequent to December 31, 2001 we initiated additional restructuring in response to a reduced first quarter sales in the technology, training and recruitment divisions. As a result, an additional sixteen employees were terminated. In addition, we closed one of our recruitment offices, Systemsearch Consulting Services Inc., and transferred the existing contracts to another recruitment office. Eight employees were terminated. The prior owner of Systemsearch, John Wilson, was also terminated. Mr. Wilson will be subletting the space from us in consideration of certain assets including furniture and equipment. We do not anticipate a material effect on our recruitment revenue as a result of the closure of this office, as the contracts are long-term and will be managed from another office.

         Effective March 1, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc, a Canadian company. As part of the transaction, Cognicase assumed all of the eight staff in our technology division and is contracting the services of our Chief Information Officer for a period of six months. We do not anticipate a material effect on our total revenue as technology sales represented less than 2% of the total revenue for the years ended December 31, 2001 and 2000.

         On April 10, 2002, we signed a series of agreements with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of our Toronto training division, Thinkpath Training. As part of the transaction, triOS will assume the Toronto training staff of six and sublet the classroom facilities. As a result of the sale of this office, our revenue will decline by approximately $1,000,000. Revenue from this office represented approximately 3% and 5% respectively of the total revenue for the years ended December 31, 2001 and 2000.

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


The Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenue

        For the year ended December 31, 2001, we derived 55% of our revenue in the United States compared to 65% for the year ended December 31, 2000. The decrease in the total revenue derived from the United States is a result of the increase in IT Recruitment sales in Canada and the decrease in Technical Training and IT Documentation sales in the United States.

        For the year ended December 31, 2001, our primary source of revenue was recruitment, representing 44% of total revenue compared to 31% for the year ended December 31, 2000. Recruitment revenue for the year ended December 31, 2001 increased $2,470,000 or 18% to $16,330,000 compared to $13,860,000 for the year ended December 31, 2000. The increase in revenue from recruitment is a result of the added revenues associated with certain preferred vendor agreements we secured in 2001. We are now a preferred vendor to AT&T, CIBC, EDS Canada Inc., Fidelity, and the Management Board Secretariat of the Ontario Government.

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

        Selected recruitment customers include Fujitsu, Bank of Montreal, EDS Canada Inc., Goldman Sachs, and Sprint Canada. In the case of contract services, we provide our customers with independent contractors or "contract workers" who usually work under the supervision of the customer's management. Generally, we enter into a time-and-materials contract with our customer whereby the customer pays us an agreed upon hourly rate for the contract worker. We pay the contract worker pursuant to a separate consulting agreement. The contract worker generally receives between 75% and 80% of the amount paid to us by the customer; however, such payment is usually not based on any formula and may vary for different engagements. We seek to gain "preferred supplier status" with our larger customers to secure a larger percentage of those customers' businesses. While such status is likely to result in increased revenue and gross profit, it is likely to reduce gross margin percentage because we are likely to accept a lower hourly rate from our customers and there can be no assurance that we will be able to reduce the hourly rate paid to our consultants. In the case of permanent placement services, we identify and provide candidates to fill permanent positions for our customers.

         For the year ended December 31, 2001, 36% of our revenue came from engineering services including technical publications, engineering design and e-learning compared to 37% for the year ended December 31, 2000. Revenue from engineering services for the year ended December 31, 2001 decreased $2,770,000 or 17% to $13,400,000 compared to $16,170,000 for the year ended December 31, 2000. Although the majority of our revenue came from IT Recruitment in 2001, our focus was on growing the engineering services division. In particular, we focused on expanding into the defense, aerospace and automotive industries and leveraging off existing engineering customers to secure new technical publication and e-learning business.

         The decline in revenue from engineering services was a result of the postponement of start dates of several major contracts with established customers until September and October of 2001. Many of these contracts were awarded in the first quarter of 2001, but were postponed as a result of the general economic slowdown. After the events of September 11, 2001, these contracts, which consist primarily of defense work for military suppliers to the United States government, commenced immediately. The combined revenue from these contracts over the next twelve months is anticipated to be between $6,000,000 and $10,000,000 and we believe they will re-establish engineering services as our primary source of revenue in 2002. During the year 2001, we terminated seven employees of this division, representing $390,000 in annual expenses. In addition, we closed our Atlanta office, representing $60,000 in annual rent expense. Revenues from the Atlanta office were $13450,000 for 2001 and $1,800,000 for 2000. We believe we have successfully transitioned the sales contracts to more effective engineering offices, and therefore do not anticipate a material decline in revenue as a result of closure.

          Our engineering services include the complete planning, staffing, development, design, implementation and testing of a project. It can also involve enterprise-level planning and project anticipation. Our specialized engineering services include: technical publications, design, e-learning and Web development. We outsource our technical publications and engineering services on both a time and materials and project basis. For project work, the services provided are defined by guidelines to be accomplished by milestone and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery has occurred, the fee is fixed or determinable and collection is probable. Customers we provide engineering services to include General Dynamics, General Electric, General Motors, Lockheed Martin, Boeing, Caterpillar, and Cummins Engines.

          For the year ended December 31, 2001, information technology documentation services represented approximately 9% of our revenue compared to 14% for the year ended December 31, 2000. Revenue from information technology documentation services for the year ended December 31, 2001 decreased $2,840,000 or 45% to $3,420,000 compared to $6,260,000 for the year ended December 31, 2000.

          The substantial decrease in revenue from information technology documentation services was primarily due to the general economic slowdown. This division offers a very specialized service, and relied on several key customers in a very localized market. Many of these customers have either cancelled projects or have put a number of their projects on hold. In response to these conditions, we have recently expanded the marketing of our documentation services to other regions and to existing recruitment and engineering services customers. In addition, we have reduced our operating overheads for this division to support the current levels of revenue. During 2001, we restructured salaries and eliminated eight employees representing annual expenses of $425,000.

           We provide outsourced information technology documentation services in two ways: complete project management or the provision of skilled project resources to supplement a customer's internal capabilities. Revenue is recognized on the same basis as technical publications and engineering outsourcing services. Selected information technology documentation services customers include Fidelity Investments, SMD Tech Aid Corporation, CDI Corporation, and the Gillette Company.

           For the year ended December 31, 2001, technical training represented approximately 9% of our revenue compared to 16% for the year ended December 31, 2000. Revenue from technical training for the year ended December 31, 2001 decreased $4,040,000 or 56% to $3,160,000 compared to $7,200,000 for the year ended December 31, 2000.

           The decline in revenue from technical training is the result of several factors: the significant restructuring of this division, including the termination of 8 sales employees; a general decline in the industry resulting in the cancellation or postponement of technical training contracts, and; the events of September 11, 2001 which resulted in the temporary closure of our New York technical training office and the loss of approximately $300,000 in revenue for the period. In response to these conditions, we have reduced our operating overheads for this division to support the current levels of revenue. We do not intend to invest additional capital into this division to increase revenue to historical levels. Subsequent to December 31, 2001, we terminated an additional four personnel, representing $210,000 in annual expenses.

           Our training services include advanced training and certification in Microsoft, Java and Linux technologies, as well as Microsoft applications such as Outlook and Access. Training services include training requirements analysis, skills assessment, instructor-led classroom training for small groups (10 - 16 students), mentoring, e-learning, and self-paced learning materials. We offer both public and private classes. Selected training customers include Microsoft, Chase Manhattan Bank, Goldman Sachs, City of New York and Consumers Gas. Revenue is recognized on delivery of services.

            For the year ended December 31, 2001, technology sales represented 2% of total revenue compared to 2% for the year ended December 31, 2000. Technology revenue for the year ended December 31, 2001 decreased $230,000 or 28% to $600,000 compared to $830,000 for the year ended December 31, 2000. The decrease in technology sales represents the integration of the Secondwave technology group into Njoyn and the resulting decrease in Secondwave sales.

            We have developed proprietary software applications in two areas: human capital management and Web development. Njoyn is a Web-based human capital management system that automates and manages the hiring process. The revenue associated with providing this software is allocated to an initial set up fee, customization and training as agreed with the customer and an ongoing monthly per user fee. The allocation of revenue to the various elements is based on our determination of the fair value of the elements as if they had been sold separately. The set-up fee and customization revenue is recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract. Revenue for the training is recorded as the services are rendered and the ongoing monthly fee is recorded each calendar month. There is no additional fee charged to customers for hosting.

           SecondWave is a Web development software that allows companies to create, manage and automate their own dynamic, adaptive Web sites. The software learns from each visitor's behavior and targets his or her needs and interests with customized content and communications. We sign contracts for the customization or development of SecondWave in accordance with specifications of our customers. The project plan defines milestones to be accomplished and the costs associated. These amounts are billed as they are accomplished and revenue is recognized as the milestones are reached. The work in progress for costs incurred beyond the last accomplished milestone is reflected at the period end. To date these amounts have not been material and have not been set up at the period ends. The contracts do not include any post-contract customer support. Additional customer support services are provided at standard daily rates, as services are required. Selected technology customers include Microsoft, CIBC, Investors Group, and Digital Cement.

         Pursuant to the sale of Njoyn Software Incorporated to Cognicase Inc. on March 1, 2002, and their assumption of all of our technology staff, we do not anticipat ongoing revenue from technology.


Gross Profit

           Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of contract recruitment include contractor fees and benefits. Gross profit for information technology recruitment services for the year ended December 31, 2001 declined to 24% from 55% for the year ended December 31, 2000. The decline in gross profit is a result of becoming a preferred vendor for information technology contract recruitment services. In order to beat the competition, it is often necessary to lower billing rates and markups to be successful in the bid process. We do not attribute any direct costs to permanent placement services, therefore the gross profit on such services is 100% of revenue. Revenue from permanent placements has declined from last year, and has therefore contributed to the decline in gross profit.

            The direct costs of technical publications and engineering services include wages, benefits, software training and project expenses. The average gross profit for this division was 31% for the year ended December 31, 2001 compared to 22% for the year ended December 31, 2000. The increase in gross profit for technical publications and engineering services, is a result of the increase in higher margin contracts in technical publications and e-learning compared to the traditional engineering services. In addition, we are engaging in more time and materials based contracts versus fixed cost which prevents against project and costs overruns.

            The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the year ended December 31, 2001 was 38% compared to 44% for the year ended December 31, 2000. The decline in gross profit for 2001 is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.

             The direct costs of training include courseware and trainer salaries, benefits and travel. The average gross profit was 48% for the year ended December 31, 2001 compared to 49% for the year ended December 31, 2000. The gross profit for 2001 is consistent with historical levels.

             The direct costs of our technology services are minimal and include hosting fees and software expenses. The average gross profit for the year ended December 31, 2001 was 85% compared to 83% for the year ended December 31, 2000. The increase in gross profit is the result of a less expensive hosting arrangement that was secured this year.


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


Acquisitions

         In April 1998, we acquired all the issued and outstanding capital stock of Systemsearch Services Inc. and Systems PS Inc. from John R. Wilson for aggregate cash consideration of $98,000 and the issuance of 130,914 shares of our common stock. Systems PS Inc. is inactive but holds certain assets utilized by Systemsearch Consulting Services Inc. in its operations. The acquisition was effective as of January 2, 1997. Declan A. French, our President and Chairman of the Board, participated in the management of Systemsearch Consulting Services Inc. We shared data and operating information systems with Systemsearch Consulting Services Inc. during the year ended December 31, 1997. Accordingly, our Consolidated Financial Statements incorporate the operations of Systemsearch Consulting Services Inc. since January 1, 1997. On April 8, 2002, we closed the Systemsearch office and terminated all of the staff, including Mr. Wilson. The balance of the contracts were transferred to head office.

         On May 19, 1998, we completed the acquisition of all the issued and outstanding shares of capital stock of International Career Specialists Ltd. from John A. Irwin in consideration for $326,000 in cash and 130,914 shares of our common stock which were issued to Mr. Irwin. Mr. Irwin was not affiliated with us prior to this acquisition. In connection with the acquisition, International Career Specialists Ltd. made a distribution to Mr. Irwin of certain of its assets that were not necessary for the operation of the business. The transaction was effective as of January 1, 1998. Declan A. French and some of our other officers participated in the management of International Career Specialists Ltd. during the year ended December 31, 1998. Accordingly, our Consolidated Financial Statements incorporate the operation of International Career Specialists Ltd. since January 1, 1998. On August 1, 2000, we closed the International Career Specialist office and terminated all of the staff, including Mr. Irwin. The balance of the contracts were transferred to head office.

           In November 1998, we completed the acquisition of certain assets of Southport Consulting, Inc. from Michael Carrazza, one of our former directors, for an aggregate of $250,000 in cash and 40,000 shares of our common stock. Michael Carrazza instituted an action against us in the Supreme Court of the State of New York, County of New York, Index No. 600553/01, alleging breach of contract and unjust enrichment and seeking at least $250,000 in damages. Specifically, Mr. Carrazza claimed that we failed to deliver cash or stock to Mr. Carrazza under an asset purchase agreement pursuant to which we acquired certain assets of Southport Consulting Co. We filed a counterclaim against Mr. Carrazza, seeking $162,000 in damages, plus punitive damages and attorneys' fees, on the ground that Mr. Carrazza, as then president and sole shareholder of Southport Consulting Co., fraudulently induced us into executing the asset purchase agreement by misrepresenting the value of the assets being purchased. After the commencement of discovery, Mr. Carrazza filed a motion for summary judgment, which was granted in his favor. A hearing to determine damages has not yet been conducted. We have filed a notice of appeal of the court's order.

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

          On January 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of ObjectArts Inc., an Ontario corporation, in consideration of: (i) the issuance of $900,000 of our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund of an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our acquisition of ObjectArts Inc.; and (iii) the issuance of $1,100,000 of our common stock to the existing stockholders of ObjectArts Inc. As part of the transaction, we entered into employment agreements with Marilyn Sinclair and Lars Laakes, former officers of ObjectArts, Inc. Such employment agreements were for a term of three years commencing on January 1, 2000, the effective date of the acquisition, with annual salaries of $82,000 and $75,000 per year, respectively. Neither Ms. Sinclair nor Mr. Laakes were affiliated with us prior to the acquisition. On March 9, 2001, Ms. Sinclair resigned as an officer of Thinkpath. On April 9, 2001 Ms. Sinclair resigned from our Board of Directors. Lars Laakes was terminated on August 1, 2001.

          On March 6, 2000, we completed the acquisition of 80% of E-Wink, Inc., a Delaware corporation, in consideration of: (i) 300,000 shares of our common stock valued at $975,000; and (ii) warrants to purchase an aggregate of 500,000 shares of our common stock at a price of $3.25 per share for a period of five years valued at $1,458,700. E-Wink was formed to match providers of venture capital, bridge loans and private placement capital with members of the brokerage community.

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

          In September 2001, we restructured our note payable to Denise Dunne Fushi, the vendor of MicroTech Professionals Inc. The principal was reduced from $1,965,000 to $1,740,000 in consideration of capital stock payable of $225,000. In addition, all principal payments were postponed until January 1, 2003, at which time, we will pay $20,000 per month plus interest at 5% until December 31, 2006. The balance of $781,287 will be due on January 1, 2007. We are currently making interest payments of $14,397 per month until December 30, 2002.

         MicroTech Professionals Inc. has had ongoing operating losses since February 2001 and as of December 31, 2001, the majority of its staff have been terminated. The losses are a result of a significant downturn in technical documentation sales and continued fixed costs such as rent and management salary.

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

         The acquisitions of Systemsearch Consulting Services Inc., International Career Specialists, Cad Cam, Inc., and MicroTech Professionals, Inc. were accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the assets of the acquired entity based on fair market value. In connection with the acquisitions of Systemsearch Consulting Services Inc., International Career Specialists Ltd. and all of the issued and outstanding stock of Cad Cam, Inc., MicroTech Professionals, Inc., and E-Wink, Inc. we recorded $449,000, $851,000, $5,520,000, $3,010,000, and
$2,430,000 respectively, in goodwill, which is being amortized over 30 years in accordance with generally accepted accounting principles as applied in the United States. At December 31, 2000, we wrote-off goodwill of $2,433,700 and $338,818 respectively related to E-Wink, Inc. and International Career Specialists Ltd as these entities ceased to operate and therefore the goodwill was determined to have no value. At December 31, 2001 we wrote-off goodwill of $238,672 and $2,762,718 respectively related to Systemsearch Consulting Services Inc. and MicroTech Professionals Inc. after determining fair value based on projected cash flows.

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

Revenue

           For the year ended December 31, 2000, our primary source of revenue was technical publications and engineering outsourcing services which accounted for 37% of our revenue compared to 19% for the year ended December 31, 1999. Revenue from technical publications and engineering outsourcing services for the year ended December 31, 2000 increased $11,100,000 or 219% to $16,200,000 compared to $5,100,000 for the year ended December 31, 1999. The dramatic increase in revenue from technical publications and engineering outsourcing services was a result of the acquisition of CadCam Inc. in September 1999.

           For the year ended December 31, 2000, revenue from recruitment services, represented 31% of total revenue compared to 53% for the year ended December 31, 1999. Recruitment revenue for the year ended December 31, 2000 decreased $400,000 or 3% to $13,900,000 compared to $14,300,000 for the year ended December 31, 1999. The decrease in revenue from recruitment is largely attributable to the decline in revenues from International Career Specialists, which was acquired in May 1998. As a result of staff turnover and expiration of several customer contracts, revenues decreased significantly and this operation was closed in November 2000.

           For year ended December 31, 2000, technical training represented approximately 16% of our revenue compared to 26% for the year ended December 31, 1999. Revenue from technical training for the year ended December 31, 2000 increased $150,000 or 2% to $7,200,000 from $7,050,000 for the year ended December 31, 1999. Revenue from technical training is derived from the operations of ObjectArts Inc. which was acquired on a pooling of interest method in January 2000. The increase in revenue over 1999 is attributable to the increased demand for training of Microsoft 2000 products.

           For the year ended December 31, 2000, information technology documentation services represented approximately 14% of our revenue compared to 0% for the year ended December 31, 1999. Revenue from information technology documentation services for the year ended December 31, 2000 increased $6,300,000 compared to $0 for the year ended December 31, 1999. The significant increase in revenue from information technology documentation services was a result of the acquisition of MicroTech Professionals Inc. in April 2000.

           For the year ended December 31, 2000, technology sales represented 2% of total revenue and 2% for the year ended December 31, 1999. Technology revenue for the year ended December 31, 2000 increased $200,000 or 33% to $800,000 from $600,000 for the year ended December 31, 1999. The slight increase in technology sales represents the gradual addition of users of our software application, Njoyn and the increase in sales of SecondWave. SecondWave is a product belonging to TidalBeach which was acquired on a pooling of interest method in November 2000.

Gross Profit

           Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of technical publications and engineering services include wages, benefits, software training and project expenses. The average gross profit for this division was 22% for the year ended December 31, 2000 compared to 26% for the year ended December 31, 1999. The slight decline in gross profit for technical publications and engineering services was a result of the increase in lower margin billings to customers with preferred vendor agreements.

           The direct costs of contract recruitment include contractor fees and benefits, resulting in an average gross profit of 55% for the year ended December 31, 2000 compared to 41% for the year ended December 31, 1999. The increase in gross profit is a result of the increase in permanent placement sales from 1999 which has 100% gross profit and offsets the costs of contract sales.

           The direct costs of training include trainer salaries, benefits and travel as well as courseware. The average gross profit on training was 49% for the year ended December 31, 2000 compared to 43% for the year ended December 31, 1999. The increase in gross profit is a result of greater controls over courseware inventory and the reduction in trainer travel expenses.

           The direct costs of information technology documentation services include wages, benefits, and project expenses. The average gross profit for information technology documentation was 44% for the year ended December 31, 2000 compared to 0% for the year ended December 31, 1999 as MicroTech Professionals Inc. was not acquired until April 2000.

           The direct costs of our technology services are minimal and include hosting fees and software expenses. The average gross profit on technology was 83% for the year ended December 31, 2000 compared to 68% for the year ended December 31, 1999. The increase in gross profit was the result of the increase in higher margin Njoyn sales to offset the lower gross profit on SecondWave sales.

Results of Operations

The Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

         Revenue. Revenue for the year ended December 31, 2001 decreased by $7,400,000 or 17%, to $36,930,000, as compared to $44,330,000 for the year ended
December 31, 2000. The decrease is primarily attributable to the decline in revenues from our technical publications and engineering, information technology documentation and training divisions of 21%, 45% and 56% respectively.

         Cost of Sales. The cost of sales for the year ended December 31, 2001 decreased by $660,000, or 3%, to $25,520,000, as compared to $26,180,000 for the year ended December 31, 2000. The cost of sales decreased over prior period, however as a percentage of revenue, the cost of sales was 69% compared to 59% for the year ended December 31, 2000. The increase in cost as a percentage of sales corresponds with the increase in lower margin IT recruitment sales.

         Gross Profit. Gross profit for the year ended December 31, 2001 decreased by $6,740,000, or 37%, to $11,400,000 compared to $18,140,000 for the year ended December 31, 2000. This decrease was attributable to the overall decrease in revenue and the increase in cost of sales during the year ended December 31, 2001. As a percentage of revenue, gross profit decreased from 41% for the year ended December 31, 2000 to 31% for the year ended December 31, 2001. This decrease in gross profit is a direct result of the increase in direct costs associated with IT recruitment sales.

         Expenses. Expenses for the year ended December 31, 2001 decreased by $8,280,000 or 30% to $18,920,000 compared to $27,200,000 for the year ended
December 31, 2000. Administrative expenses decreased $2,460,000 or 27% to $6,580,000 compared to $9,040,000 for the year ended December 31, 2000. This decrease is related to the reduction of administrative salaries and overhead as a result of restructuring and general cost reduction. Selling expenses for the year ended December 31, 2001 decreased by $1,950,000 or 25% to $5,720,000 from $7,670,000 for the year ended December 31, 2000. This decrease is attributable to the decrease in sales salaries and commissions. Financing expenses for the year ended December 31, 2001 decreased by $3,930,000 or 85% to $670,000 compared to $4,600,000 for the year ended December 31, 2000. The charges in 2000 related to the costs of acquisitions and the repricing of options and warrants in connection with financing and acquisitions. For the year ended December 31, 2001, depreciation and amortization expenses increased by $340,000 or 16% to $2,460,000 from $2,120,000 for the year ended December 31, 2000. This increase is primarily attributable to the increase in capital assets and the acquisition of other assets. For the year ended December 31, 2001, restructuring charges related to the termination of personnel and the closure of non-productive branch offices decreased $200,000 or 29% to $490,000 compared to $690,000 for the year ended December 31, 2000.

          Operating Loss. For the year ended December 31, 2001, operating losses decreased by $1,310,000 or 15% to an operating loss of $7,500,000 as compared to an operating loss of $8,810,000 for the year ended December 31, 2000. This decrease is primarily attributable to the significant reduction in financing expenses related to acquisitions and financing activities during the year ended December 31, 2001.

          Loss on investments. For the year ended December 31, 2001, we lost $330,000 on investments, compared to zero for the year ended December 31, 2000. During the year 2001, we wrote down our investments in Tillyard Management, SCM Dialtone, and Lifelogix of $130,242, $75,000 and $121,947 respectively.

          Loss Before Interest Charges. Loss before interest charges for the year ended December 31, 2001 decreased by $960,000 to a loss of $7,850,000 compared to a loss of $8,810,000 for the year ended December 31, 2000.

          Interest Charges. For the year ended December 31, 2001, interest charges increased by $210,000 or 27% to $990,000 from $780,000 for the year ended December 31, 2000. The increase in interest charges is primarily attributable to higher interest and penalties being charged by Bank One on the overdraft facility which ranged between $400,000 and $750,000 during the period August until December. The interest charges also represent interest paid and accrued for on the notes payable.

          Loss Before Income Tax. Loss before income tax for the year ended December 31, 2001 decreased by $760,000, to a loss of $8,830,000 as compared to a loss of $9,590,000 for the year ended December 31, 2000.

          Income Taxes. Income tax expense for the year ended December 31, 2001 increased $2,040,000 to $850,000 compared to a tax recovery of $1,190,000 related to research and development tax credits for the company's software products. The increase in income taxes is a result of the write down of the deferred income tax asset.

          Net Loss. Net loss for the year ended December 31, 2001 increased by $1,280,000 to a net loss of $9,680,000 compared to a net loss of $8,400,000 for the year ended December 31, 2001.

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

         Expenses. Expenses for the year ended December 31, 2000 increased by $17,160,000 or 158% to $28,000,000 compared to $10,840,000 for the year ended
December 31, 1999. Administrative expenses increased $3,610,000 or 66% to $9,040,000 compared to $5,430,000 for the year ended December 31, 1999. This increase was primarily attributable to the increase in corporate expenses to support the increasing number of locations and volume of transactions. Selling expenses increased $3,340,000 or 77% to $7,670,000 from $4,330,000 for the year ended December 31, 1999. This increase is directly attributable to the increase in revenue and related decrease in commissions. Financing expenses for the year ended December 31, 2000 were $4,600,000 compared to zero for the year ended December 31, 1999 and relate to the costs of acquisitions and the repricing of options and warrants in connection with financing and acquisitions. For the year ended December 31, 2000, depreciation and amortization expense increased $1,370,000 or 183% to $2,120,000 from $750,000 for the year ended December 31,
1999. This increase is primarily attributable to the increase in capital assets and the acquisition of other assets. For the year ended December 31, 2000, goodwill was written down by $3,100,000 compared to zero for the year ended December 31, 1999. The impairments are for the investments in E-Wink Inc. and International Career Specialists. These two entities have ceased to operate and therefore the goodwill has been determined to have no value. For the year ended December 31, 2000, restructuring charges related to the termination of personnel and the closure of non-productive branch offices were $690,000 compared to zero for the year ended December 31, 1999.

          Operating Income (Loss). For the year ended December 31, 2000, operating income decreased by $8,970,000 to an operating loss of $8,810,000 as compared to an operating income of $160,000 for the year ended December 31, 1999. This decrease is primarily attributable to the reduction in gross profit, and the increase in financing, depreciation and amortization, the writedown of goodwill and restructuring expenses.

          Gain (loss) on investments. For the year ended December 31, 2000, we had no gain or loss from investments compared to a gain of $250,000 for the year ended December 31, 1999 related to investment in Conexys Limited.

          Income (Loss) Before Interest Charges. Income before interest charges for the year ended December 31, 2000 decreased by $9,220,000 to a loss of $8,810,000 compared to income before interest charges of $410,000 for the year ended December 31, 1999.

          Interest Charges. For year ended December 31, 2000, interest charges increased by $450,000 or 136% to $780,000 from $330,000 for the year ended December 31, 1999, primarily due to the increase in long-term debt and the increase in capital assets and our bank operating line of credit.

          Income (Loss) Before Income Tax. Income before income tax for the year ended December 31, 2000 decreased by $9,670,000, to a loss of $9,590,000 compared to income before income tax of $80,000 for the year ended December 31, 1999. The sharp decrease in income before income tax is a result of the increase in financing, depreciation and amortization expense and restructuring expenses, combined with the decrease in revenue and gross profit.

          Income Taxes. Income tax expense for the year ended December 31, 2000 decreased $1,280,000 to a recovery of $1,190,000 related to research and development tax credits for the company's software products compared to an expense of $90,000 for the year ended December 31, 1999.

          Net Income (Loss). Net income for the year ended December 31, 2000 decreased by $8,395,000 to a net loss of $8,400,000 compared to a net loss of $5,000 for the year ended December 31, 1999.

Liquidity and Capital Resources

          Our primary sources of cash are our revolving line of credit with Bank One and proceeds from the sale of equity securities. Our primary capital requirements include debt service, capital expenditures and working capital needs.

         At December 31, 2001, we had negative cash or cash equivalents and a working capital deficiency of $3,350,000. At December 31, 2001, we had a cash flow deficiency from operations of $200,000. At December 31, 2000, we had negative cash or cash equivalents and a working capital deficiency of $3,090,000. At December 31, 2000, we had a cash flow deficiency from operations of $3,500,000, due primarily to expenditures on research and development of Njoyn, and restructuring costs associated with the closure of non-performing branch offices.

         At December 31, 2001, we had cash flow from financing activities of $790,000 attributable primarily to proceeds from the issuance of common stock of $400,000, the issuance of preferred stock of $1,200,000 and the repayment of notes of $198,000 and long-term debt of $500,000. At December 31, 2000, we had cash flow from financing activities of $6,020,000, attributable primarily to share capital issue of $5,530,000 an increase in long-term debt of $1,110,000 and a increase in bank indebtedness of $630,000.

          On April 18, 2001, we issued 1,105 shares of Series C 7% Cumulative Convertible Preferred Stock (Series C Preferred Stock) and 663,484 common stock purchase warrants in consideration of $1,105,000 pursuant to a private placement offering. The Series C Preferred Stock and the common stock purchase warrants were issued pursuant to Section 4(2) of the Securities Act and each of the investors was a sophisticated, accredited investor who took the shares for investment purposes. There was no underwriter involved in the transaction.

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

         Pursuant to the registration requirements under the Series C Preferred Stock Purchase Agreement, we filed a registration statement on June 7, 2001, as amended on June 14, 2001 and October 16, 2001, registering 200% of the shares of common stock issuable upon the conversion of all the shares of Series C Preferred Stock issued and to be issued and 100% of the shares of common stock issuable upon exercise of the common stock purchase warrants. Upon the effective date of this registration statement, we would be obligated to issue to the investors an aggregate of 500 shares of Series C Preferred Stock and additional common stock purchase warrants in consideration for an additional $500,000. The issuance of the additional 500 shares of Series C Preferred Stock and warrants is subject to the satisfaction or waiver of the following conditions: (a) that immediately available funds have been delivered by each investor; (b) that all representations and warranties by the parties shall have remained true and correct; and (c) that all permits and qualifications required by any state shall have been obtained.

         On June 6, 2001 the Series C Preferred Stock Purchase Agreement was amended to restructure the terms of the issuance of the additional 500 shares of Series C Preferred Stock. Pursuant to the Amended Series C Preferred Stock Purchase Agreement, we issued 125 shares of the 500 shares of Series C Preferred Stock to be issued and 59,592 warrants to one investor in consideration for $125,000. Pursuant to the Amended Series C Preferred Stock Purchase Agreement we are obligated to issue the remaining 375 shares of Series C Preferred Stock and 112,500 warrants to the investors.

         Each of the 59,952 warrants is exercisable at any time and in any amount until June 8, 2005 at an exercise price of $.6225 per share.

         At any time prior to October 24, 2001, we may, in our sole discretion, redeem in whole or in part, the then issued and outstanding shares of Series C Preferred Stock at a price equal to $1,150 per share, plus all accrued and unpaid dividends, and after October 24, 2001 at a price equal to $1,200 per share, plus all accrued and unpaid dividends. As of the date of this prospectus, there are 945 shares of Series C 7% Convertible Preferred Stock and 723,076 warrants outstanding.

         On November 1, 2001, we agreed to amend our agreement with the Series C preferred stockholders, and removed the provision prohibiting the investors from executing short sales of the our common stock for as long as they continue to hold shares of Series C preferred stock. The amendment was made in consideration of the investors' waiver of certain penalties and fees for delinquent registration of the common stock underlying Series C preferred shares.

         At December 31, 2001, we had a cash flow deficit from investing activities of $380,000 attributable primarily to the purchase of capital assets of $370,000. At December 31, 2000, we had a cash flow deficit from investing activities of $3,720,000 attributable to the acquisition of MicroTech Professionals Inc.

         At December 31, 2001, we had $4,900,000 outstanding with Bank One. The revolving line of credit provided for a maximum borrowing amount of $4,800,000 at variable interest rates based on eligible accounts receivable. At December 31, 2001, we had an overdraft of $100,000. We do not have an authorized overdraft facility with Bank One, however the bank had allowed an overdraft of up to $500,000 on a regular basis from August 2001 until March 2002. The revolving line of credit agreement requires us to meet various restrictive covenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At December 31, 2001 and thereafter, we were not in compliance with the covenants contained in the revolving line of credit agreement. Bank One has indicated its intention to enter into a forbearance agreement with us in which the bank would refrain from exercising any rights or remedies based on existing or continuing defaults, including accelerating the maturity of the loans under the credit facility.

           Any agreement reached with Bank One could result in new terms which are less favorable than current terms under the existing agreement, and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If we are not successful in securing a forbearance agreement or waivers of Bank One's rights and remedies as a result of the defaults, we will need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to us or available on terms substantially less favorable to us than our existing line of credit facility. If we are unable to either procure a waiver from Bank One or acceptable alternative financing, such failures could have a material adverse effect on our financial condition and results of operations. No assurance can be given that we will be able to obtain a waiver from Bank One on the default of loan covenants or refinance our existing obligations.

           As a result of the default on the loan covenants governing our credit line facility, Bank One is restricting our repayment of certain subordinated loans and notes payable. The parties affected by this restriction, include the Business Development Bank of Canada, Roger Walters and Denise Dunne-Fushi.

           At December 31, 2001, we had $420,000 in subordinated debt outstanding to the Business Development Bank of Canada. The loan agreements require us to meet a certain working capital ratio. At December 31, 2001 and thereafter, we were not in compliance with the covenant contained in the loan agreements. The Business Development Bank postponed the payment of principal on its subordinated loans from June 2001 until March 23, 2002. During this period we were current with our interest obligations on the loans. Effective March 23, 2002, the Business Development Bank consolidated its loans and established a new repayment schedule and extended the maturity dates.

           In September 2001, we restructured our note payable to Roger Walters, the vendor of Cad Cam Inc. The principal was reduced from $1,200,000 to $750,000 in consideration of capital stock payable of $450,000. In addition, all principal payments were postponed until January 1, 2002, at which time, we will pay $12,500 per month plus interest at 4.5% until December 31, 2006. The balance of $150,000 will be due on December 31, 2006.

           In September 2001, we restructured our note payable to Denise Dunne-Fushi, the vendor of MicroTech Professionals Inc. The principal was reduced from $1,965,000 to $1,740,000 in consideration of capital stock payable of $225,000. In addition, all principal payments were postponed until January 1, 2003, at which time, we will pay $20,000 per month plus interest at 5% until December 31, 2006. The balance of $781,287 will be due on January 1, 2007. We are currently making interest payments of $14,397 per month until December 30, 2002.

           As a result of the terrorist attacks of September 11, 2001, we lost our IT recruitment office in the World Trade Center. All three staff members of this office survived and are continuing business in temporary office space. This office represents approximately $2,000,000 in annual information technology recruitment revenue. We do not anticipate a material decline in revenue from this office, as our primary source of revenue was contract placement which can continue unobstructed. We lost approximately $75,000 of fixed assets, including furniture, computer hardware and office equipment. We are in the process of filing a statement of loss with our insurance company. We are in the process of renovating our training office in New York to accommodate the three staff members. We have filed an interim statement of loss with our insurance company and to date have received approximately $75,000 for this office.

         Our training office located at 195 Broadway was also impacted by the events of September 11, 2001. As a result of damage to the building and supporting utility companies, the office was closed for four weeks. This office represents approximately $3,000,000 in annual technical training revenue. Many of our top customers have since relocated to other cities and have indicated their postponement of employee training until Spring 2002. The estimated loss of revenue from this office is between $200,000 and $250,000 per month. In addition, many of the office's computer assets are malfunctioning as a result of debris and smoke. As a result of the decline in revenue, we terminated four of twelve employees from this office in October, 2001 and an additional two employees in March 2002. At this time we do not know what the total loss of revenue will be for our training operations in New York, or the final amount of our insurance claim. We have filed an interim statement of loss with our insurance company and to date have received approximately $150,000 for business interruption which have been treated as an extraordinary item on the income statement. Once we have settled the insurance claim, it is our plan to divest this office. We have filed additional business interruption claims which have not yet been settled. In accordance with EITF 01-10 "Accounting for the Impact of the Terrorist Attacks of September 11, 2001," we have determined our losses directly resulting from the September 11th events amount to approximately $25,000 net of insurance recoveries.

         If we are not successful in securing a forbearance agreement or waivers of Bank One's rights and remedies as a result of the defaults, we will need to seek new financing arrangements from other lenders. As a result, on January 31, 2002, we signed a term sheet with Investors Corporation for a Revolving Loan Facility of up to $7,500,000 based on eligible receivables, cash flow and EBITDA, a Term Loan Facility of up to $1,000,000 based on eligible equipment and an additional secured Credit Facility of $2,000,000 for future acquisitions financing. The financing is subject to due diligence and credit approval which is ongoing. We anticipate closing this facility by the end of April 2002, although it may be subject to certain restrictions and/or terms as a result of the completion of due diligence and credit investigations. Under this facility, we would have approximately $300,000 in extra borrowing availability as a result of more favorable terms than our current facility with Bank One. Proceeds from this facility would be used to retire our credit facility with Bank One with the balance being used for working capital. The term sheet is non-binding.

        In addition to Investec, we are currently pursuing several financing initiatives to assist with the company's current cash flow requirements. On November 5, 2001, we also entered into an agreement with entrenet2 Capital Advisors, LLC, a California company, on a best efforts basis, to assist in achieving capital financing, debt financing, and merger or acquisition transactions. Upon successful completion of a transaction, entrenet2 would be entitled to a fee ranging between 1.5% to 4% of the gross proceeds depending on the nature of the transaction. The agreement expires November 4, 2002.

        On April 12, 2002, we received a letter of intent from 1/0 Capital LLC, a New York company, for financing of $1,500,000 in the form of a convertible note for a term of one year at 10% interest with various conversion prices ranging from average of prior 30 day price before closing and $0.30, with fifty per cent warrant coverage exercisable at $0.30 per share. The financing is conditional on due diligence and the appointment of 1/0 as the primary outsourcer for Thinkpath's offshore technology, engineering and call center business requirements. The letter of intent is non-binding.

        There can be no assurance that the transactions contemplated by the various letters of intent will be consummated, and if consummated, will be on such terms as outlined by the original letters of intent.

         We are also exploring other options such as joint ventures, strategic partnerships, and the sale of certain divisions. Effective March 1, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. Our net proceeds after broker fees were $1,350,000 of which we received $800,000 in cash and $550,000 worth of unrestricted common shares on closing. The shares were sold on March 11, 2002 for value of $ 524,673.19. As part of the transaction, Cognicase assumed all of the 8 staff in our technology division and is contracting the services of our CIO for a period of six months. The proceeds were used to pay down an unauthorized overdraft with Bank One of $500,000 and a term loan with Bank One for $230,000. We also used the proceeds to pay past due rent, professional fees and contractor fees.

         We believe the sale of Njoyn will have an impact on our cashflow, as the operations had recurring losses since inception and the fixed overheads such as rent, development salaries and equipment leases were quite high. Revenue from technology represents less than 2% of the company's total revenue.

         We are also exploring the sale of our training division which has also experienced recurring losses for the past year. On April 10, 2002, we signed a series of agreements with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of our Toronto training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, triOS will assume the Toronto training staff and sublet the classroom facilities. The transaction is anticipated to close May 1, 2002. We have also positioned the New York training division for sale upon settlement of our outstanding insurance claim. Until such a time, we have scaled the operations down significantly to mitigate losses. The sale of the training division will also have an immediate impact on our cash flow as the fixed overheads are quite significant, particularly rent and equipment leases. Revenue from training represents 9%% of the company's total revenue.

         We believe, despite our recurring losses and negative working capital that we have developed a business plan, that if successfully implemented, could substantially improve our operational results and financial condition. However, we can give no assurances that our current cash flows from operations, if any, borrowings available under our line of credit, and proceeds from the sale of securities, will be adequate to fund our expected operating and capital needs for the next twelve months. The adequacy of our cash resources over the next twelve months is primarily dependent on our operating results and our ability to procure a waiver from the bank, alternate financing, and settlement of our insurance claim, all of which are subject to substantial uncertainties. Cash flow from operations for the next twelve months will be dependent, among other things, upon the effect of the current economic slowdown on our sales, the impact of the restructuring plan and management's ability to implement our business plan. The failure to return to profitability and optimize operating cash flow in the short term, and to successfully procure a waiver from the bank or alternate financing, could have a material adverse effect on our liquidity position and capital resources which may force us to curtail our operations.

The Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

         Our primary sources of cash at December 31, 2000 were our revolving line of credit with Bank One and proceeds from the sale of equity securities. Our primary capital requirements included debt service, capital expenditures and working capital needs.

         At December 31, 2000, we had negative cash or cash equivalents and a working capital deficiency of $3,090,000. During the year ended December 31, 2000, we had a cash flow deficiency from operations of $3,500,000, due primarily to expenditures on research and development of Njoyn, and restructuring costs associated with the closure of non performing branch offices.

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

          During the year ended December 31, 2000, we had a cash flow deficit from investing activities of $3,720,000, attributable to the acquisition of MicroTech Professionals, Inc. During the year ended December 31, 1999, we had a cash flow deficit from investing activities of $4,070,000, attributable to the acquisition of Cad Cam Inc.

          At December 31, 2000, we had $5,060,000 outstanding with Bank One. The revolving line of credit provided for a maximum borrowing amount of $5,500,000 at variable interest rates based on eligible accounts receivable. The revolving line of credit agreement requires us to meet various restrictive covenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At December 31, 2000 and thereafter, we were not in compliance with the covenants contained in the revolving line of credit agreement. As a result of our defaults, the bank increased the interest rates on the revolving lines subsequent to December 31, 2000.

          As a result of the default on the loan covenants governing our credit line facility, Bank One restricted our repayment of certain subordinated loans and notes payable. The parties affected by this restriction, included the Business Development Bank of Canada, Roger Walters and Denise Dunne Fushi.

          At December 31, 2000, we had $545,000 in subordinated debt outstanding to the Business Development Bank of Canada. The loan agreements require us to meet a certain working capital ratio. At December 31, 2000 and thereafter, we were not in compliance with the covenant contained in the loan agreements.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will apply the new accounting rules beginning January 1, 2002.

          Effective July 1, 2001, we changed our amortization policy from thirty to fifteen years. We are currently assessing the financial impact SFAS No. 141 and No. 142 will have on our Consolidated Financial Statements. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

         As at December 31, 2001, we have $5,128,991 unamortized goodwill. Amortization expense related to goodwill was $865,000 for 2001 and an impairment of $3,001,391 was recorded.

           In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We will adopt SFAS No. 143 in 2002. We do not expect the provisions of SFAS No. 143 to have any significant impact on our financial condition or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". We will adopt SFAS No. 144 in fiscal year 2002. We do not expect the provisions of SFAS No. 144 to have any significant impact on our financial condition or results of operations.

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

Management of Growth

          Our business has grown rapidly in the last five years. The growth of our business and expansion of our customer base and service offerings has placed a significant strain on management and operations. Our expansion by acquisition resulted in substantial growth in the number of our employees, the scope of our operating and financial systems and the geographic area of our operations, resulting in increased responsibility for management personnel. Our future operating results will depend on the ability of management to continue to implement and improve our operational and financial control systems, and to expand, train and manage our employee base. In addition, our failure to generate or raise sufficient capital to fund continued growth may result in the delay or abandonment of some or all future expansion plans or expenditures or and the continued reduction in the scope of some or all of our present operations, which could materially adversely effect our business, results of operations and financial condition.

ITEM 7.  FINANCIAL STATEMENTS

                                 THINKPATH INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 2001 AND DECEMBER 31, 2000

                         TOGETHER WITH AUDITOR'S REPORT

                        (AMOUNTS EXPRESSED IN US DOLLARS)

REPORT OF INDEPENDENT AUDITORS




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THINKPATH INC.



We have audited the accompanying consolidated balance sheets of Thinkpath Inc. (formerly Thinkpath.com Inc.), (incorporated in Canada) as of December 31, 2001 and 2000 and the related consolidated statements of operation, cash flows and changes in stockholders' equity for each of the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thinkpath Inc. (formerly Thinkpath.com Inc.) as of December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company has suffered recurring losses from operations and has recurring negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the accompanying consolidated financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.


Schwartz Levitsky Feldman LLP
Chartered Accountants

Toronto, Ontario
April 12, 2002




THINKPATH INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                                  2001            2000
                                                                  ----            ----

                                                                    $              $
                                     ASSETS
CURRENT ASSETS


    Cash                                                       482,233               --
    Accounts receivable                                      5,502,113        7,857,999
    Inventory                                                   40,057           93,670
    Income taxes receivable                                    431,817          358,436
    Prepaid expenses                                           345,341          335,930
                                                            ----------        ---------

                                                             6,801,561        8,646,035

CAPITAL ASSETS                                               2,859,340        3,596,759

GOODWILL                                                     5,128,991        8,585,290

INVESTMENT IN NON-RELATED COMPANIES                          1,013,926        1,318,091

LONG-TERM RECEIVABLE                                            83,450           83,450

OTHER ASSETS                                                 1,287,710        1,812,889

DEFERRED INCOME TAXES                                               --        1,643,426
                                                            ----------        ---------


                                                            17,174,978       25,685,940
                                                            ==========       ==========








THINKPATH INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                                2001              2000
                                                                ----              ----
                                                                 $                  $
                                   LIABILITIES
CURRENT LIABILITIES


    Bank indebtedness                                          5,039,171      5,061,410
    Accounts payable                                           4,073,444      3,822,984
    Deferred revenue                                             365,023        219,308
    Current portion of long-term debt                            528,285        946,131
    Current portion of notes payable                             150,000      1,683,333
                                                              ----------     ----------

                                                              10,155,923     11,733,166



DEFERRED INCOME TAXES                                            150,380             --

LONG-TERM DEBT                                                   582,432        760,313

NOTES PAYABLE                                                  2,340,000      1,641,667

LIABILITIES PAYABLE IN CAPITAL STOCK                             699,297        751,788
                                                              ----------     ----------


                                                              13,928,032     14,886,934
                                                              ----------     ----------


                              STOCKHOLDERS' EQUITY

CAPITAL STOCK                                                 26,571,481     23,759,415

DEFICIT                                                      (22,719,044)   (12,306,862)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX                (605,491)      (653,547)


                                                              ----------     ----------

                                                               3,246,946     10,799,006
                                                              ----------     ----------

                                                              17,174,978     25,685,940
                                                             ===========     ==========






              The accompanying notes are an integral part of these
                       consolidated financial statements.



THINKPATH INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31,
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                               2001              2000
                                                           -----------       -----------
                                                                 $                 $

REVENUE                                                    36,926,211        44,325,780

COST OF SERVICES                                           25,521,734        26,182,828
                                                          -----------       -----------
GROSS PROFIT                                               11,404,477        18,142,952

OTHER INCOME                                                     --             259,532
                                                          -----------       -----------
                                                           11,404,477        18,402,484
                                                          -----------       -----------
EXPENSES
  Administrative                                            6,579,782         9,037,960
  Selling                                                   5,718,877         7,672,616
  Financing expenses                                          669,358         4,585,493
  Depreciation and amortization                             2,459,693         2,119,396
  Writedown of goodwill                                     3,001,391         3,113,268
  Restructuring costs                                         492,221           685,103
                                                          -----------       -----------
                                                           18,921,322        27,213,836
                                                          -----------       -----------

OPERATING LOSS                                             (7,516,845)       (8,811,352)

Loss on investments                                          (329,162)            --
                                                          -----------       -----------

LOSS BEFORE INTEREST CHARGES                               (7,846,007)       (8,811,352)

  Interest Charges                                            987,646           776,637
                                                          -----------       -----------

LOSS BEFORE INCOME TAXES                                   (8,833,653)       (9,587,989)

  Income taxes (recovery)                                     849,789        (1,189,672)
                                                          -----------       -----------

NET LOSS                                                   (9,683,442)       (8,398,317)


PREFERRED STOCK DIVIDEND REQUIREMENTS                         728,740         3,646,595
                                                          -----------       -----------

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                (10,412,182)     (12,044,912)
                                                          ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
  OUTSTANDING BASIC AND FULLY DILUTED                     14,943,306          5,296,442
                                                          ===========       ===========
LOSS PER WEIGHTED AVERAGE
  COMMON STOCK BEFORE PREFERRED DIVIDENDS
  BASIC AND FULLY DILUTED                                     (0.65)             (1.59)
                                                         ===========       ===========
LOSS PER WEIGHTED AVERAGE
  COMMON STOCK AFTER PREFERRED DIVIDENDS
  BASIC AND FULLY DILUTED                                     (0.70)             (2.27)
                                                         ===========       ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.



THINKPATH INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECMEBER 31,
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                                                                        ACCUMULATED
                                   COMMON STOCK                                 CAPITAL                                    OTHER
                                     NUMBER OF    PREFERRED STOCK NUMBER OF      STOCK        RETAINED   COMPREHENSIVE COMPREHENSIVE
                                      SHARES                SHARES              AMOUNTS       EARNINGS   INCOME (LOSS) INCOME (LOSS)
                                                     A         B        C

                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of December 31, 1999        3,865,902   15,000      -        -       7,870,874       (261,950)                   (22,141)
(Restated)

Cumulative effect adjustment             -           -         -        -       1,091,606     (1,091,606)

Net loss for the year                    -           -         -        -          -          (8,398,317)  (8,398,317)
                                                                                                         -------------
Other comprehensive loss, net of tax:
   Foreign currency translation          -           -         -        -          -             -           (707,954)
   Adjustment to market value            -           -         -        -          -             -             76,548
                                                                                                         -------------
 Other comprehensive loss                                                                                    (631,406)     (631,406)
                                                                                                         -------------
Comprehensive loss                                                                                         (9,029,723)
                                                                                                         =============
Issuance of common stock               2,821,782     -         -        -       5,394,766        -

Issuance of preferred stock              -          7,500    1,500      -       2,287,980        -

Common stock and warrants
issued in consideration of
services and investment                3,533,111     -         -        -       4,618,988        -

Dividend on preferred stock
from beneficial conversion benefit       -           -         -        -       2,495,201     (2,554,989)

Conversion of preferred stock to
common stock                           1,694,343  (21,450)    (750)     -          -             -

                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of December 31, 2000       11,915,138    1,050      750      -      23,759,415    (12,306,862)                  (653,547)


Net loss for the year                    -           -         -        -          -          (9,683,442)   (9,683,442)
                                                                                                         -------------
Other comprehensive income (loss), net of tax:
   Foreign currency translation          -           -         -        -          -             -             209,506
   Adjustment to market value            -           -         -        -          -             -            (161,450)
                                                                                                         -------------
 Other comprehensive income                                                                                     48,056       48,056
                                                                                                         -------------
Comprehensive loss                                                                                          (9,635,386)
                                                                                                         =============
Issuance of common stock for cash        525,000     -         -         -        400,000        -

Issuance of preferred stock              -           -         -     1,230      1,230,000        -

Options exercised                         22,122     -         -         -              1        -

Common stock and warrants issued
in consideration of services             714,267     -         -        -         519,994        -

Reduction in common stock payable        596,667     -         -        -         709,005        -

Dividend on preferred stock              -           -         -        -         414,848      (444,647)

Conversion of preferred stock to
common stock                           3,864,634  (1,050)    (750)     (285)       -             -

Beneficial conversion on
Issuance of preferred stock              -           -         -        -         284,093      (284,093)

Debt settled through the issuance
of common stock                           93,883     -         -        -          44,125        -

Allowance for deferred taxes
recoverable on issue expenses            -           -         -        -        (790,000)       -
                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of December 31, 2001       17,731,711     -         -        945    26,571,481    (22,719,044)                  (605,491)
                                   ============== ========= ======== ======== ============ ==============               ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.


THINKPATH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

(AMOUNTS EXPRESSED IN US DOLLARS)



                                                                                   2001                         200O
                                                                                   ----                         ----
                                                                                     $                            $
Cash flows from operating activities
     Net income (loss)                                                          (9,683,442)                  (8,398,317)
                                                                                ----------                   ----------

     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:

          Amortization                                                           2,119,396                    2,459,693
          Amortization of deferred financing costs                                   9,945                           --
          Write down of goodwill                                                 3,001,391                    3,113,268
          Write down of long-term investment                                       344,279                           --
          Liabilities payable in common stock payable                              (88,152)                      67,000
          Decrease (increase) in accounts receivable                             1,245,046                     (142,862)
          Decrease (increase) in prepaid expenses                                  (21,660)                      99,092
          Increase (decrease) in accounts payable                                  416,109                     (451,729)
          Increase in income taxes payable (receivable)                              2,459                     (470,459)
          Decrease (increase) in deferred income taxes                           1,793,806                   (1,742,898)
          Decrease (increase) in inventory                                          53,144                      (43,666)
          Increase (decrease) in deferred revenue                                  147,077                      219,308
          Forgiveness of long-term debt                                         (190,629)                            --
          Common stock and warrants issued for services                            519,994                    3,050,288
          Long-term investment received for services                              (206,072)                    (932,927)
                                                                                ----------                   ----------
     Total adjustments                                                           9,486,430                    4,883,811
                                                                                ----------                   ----------

     Net cash used in operating activities                                        (197,012)                  (3,514,506)
                                                                                ----------                   ----------

Cash flows from investing activities
     Purchase of capital assets                                                   (368,260)                  (1,108,814)
     Disposal (purchase) of other assets                                           (15,353)                  (1,229,266)
     Increase in long-term receivable                                                   --                      (83,450)
     Cash payment for subsidiaries                                                      --                   (1,300,000)
                                                                                ----------                    ----------

     Net cash used in investing activities                                        (383,613)                  (3,721,530)
                                                                                ----------                    ----------

Cash flows from financing activities
     Repayment of notes payable                                                   (197,437)                  (1,053,174)
     Repayment of long-term debt                                                  (505,651)                    (187,281)
     Dividend payable                                                              (12,560)                       --
     Cash received (paid) on long-term debt                                             --                    1,106,536
     Proceeds from issuance of common stock                                        400,000                    3,237,866
     Proceeds from issuance of preferred stock                                   1,125,000                    2,287,980
     Increase (decrease) in bank indebtedness                                      (22,239)                     626,211
                                                                               -----------                   ----------

     Net cash provided by financing activities                                     787,113                   6,018,138
                                                                               -----------                  ----------

Effect of foreign currency exchange rate changes                                   275,745                    (686,690)
                                                                               -----------                  ----------

Net increase (decrease) in cash and cash equivalents                               482,233                  (1,904,588)
Cash and cash equivalents
     -Beginning of year                                                                --                    1,904,588
                                                                               -----------                  ----------
     -End of year                                                                  482,233                          --
                                                                               ===========                  ==========

SUPPLEMENTAL CASH ITEMS:
     Interest paid                                                                 340,700                     776,637
                                                                               ===========                  ==========
     Income taxes paid                                                              38,000                     435,089
                                                                               ===========                  ==========

SUPPLEMENTAL NON-CASH ITEM:
     Preferred stock dividend                                                      728,740                   2,554,989
     Common shares issued for liabilities                                           44,125                     742,200
                                                                                ==========                  ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


1.  MANAGEMENT'S INTENTIONS

      Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant operating losses, working capital deficiencies, and violation of certain loan covenants. At December 31, 2001, the Company had a working capital deficiency of $3,354,362, a deficit of $22,719,044 and has suffered recurring losses from operations.

      With insufficient working capital from operations, the Company's primary sources of cash have been a revolving line of credit with Bank One and proceeds from the sale of equity securities. At December 31, 2001, the balance of the revolving line of credit was $4,870,000 although the maximum borrowing amount was only $4,760,000 based on eligible receivables. The company does not have an authorized overdraft facility with Bank One and no assurance can be made that the bank will continue the overdraft facility. The revolving line of credit agreement requires the Company to meet various restrictive convenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At December 31, 2001 and thereafter, the company did not comply with the covenants contained in the revolving line of credit agreement. The bank has indicated its intent to enter into a forbearance agreement in which it would refrain from exercising any right or remedies based on continuing or existing defaults. If the company is not successful in procuring a forbearance agreement or alternative financing arrangements, it may be required to issue additional securities which may result in the substantial dilution to existing shareholders.

      As at April 16, 2002, management's plans to mitigate and alleviate these adverse conditions and events include:

      A. Ongoing restructuring of operations relating to the closure of non-profitable offices, termination of redundant staff and the institution of other cost cutting measures. See Note 16. Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs and will permit partial payments to vendors and interest payments on all debt.
      B.  Ongoing discussions to secure a new credit facility in place of Bank
          One.
      C. Ongoing efforts to procure cash through a private placement of debt, equity or warrant securities.
      D. Settlement of an outstanding insurance claim related to the loss of assets and business for two offices impacted by the terrorist events of September 11, 2001.
      E. Focus on growing the technical publications, e-learning and engineering services division. Increase sales by providing defense related services to United States military suppliers. During the last six months, this division has secured several large defense related contracts that will have a significant impact on the company's operations in 2002.
      F.  Sale of non-profitable and non-complimentary business units.

      Despite its negative working capital and deficit, the company believes that its management has developed a business plan that if successfully implemented could substantially improve the company's operational results and financial condition. However, the company can give no assurances that its current cash flows from operations, if any, borrowings available under its revolving line of credit, and proceeds from the sale of securities, will be adequate to fund its expected operating and capital needs for the next twelve months. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results, ability to procure a waiver from the bank, alternate financing, and settlement of its insurance claim, all of which are subject to substantial uncertainties. Cash flows from operations for the next twelve months will be dependent, among other things, upon the effect of the current economic slowdown on sales, the impact of the restructuring plan and management's ability to implement its business plan. The failure to return to profitability and optimize operating cash flows in the short term, and to successfully procure a waiver from the bank or alternate financing, could have a material adverse effect on the company's liquidity position and capital resources.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a) Going Concern

      These consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate sufficient working capital from operations and external investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    b) Change of Name

      The company changed its name from IT Staffing Ltd. to Thinkpath.com Inc. on February 24, 2000. On June 6, 2001, the company changed its name from Thinkpath.com Inc. to Thinkpath Inc.


    c) Principal Business Activities

      Thinkpath Inc. is an information technology and engineering services company which, along with its subsidiaries Systemsearch Consulting Services Inc., International Career Specialists Ltd., Thinkpath US Inc. (formerly Cad Cam Inc.), Thinkpath Michigan Inc. (formerly Cad Cam of Michigan Inc.), Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.), Thinkpath Training Inc. (formerly ObjectArts Inc.) Thinkpath Training US Inc. (formerly ObjectArts US Inc.), MicroTech Professionals Inc., Njoyn Software Incorporated, and TidalBeach Development Inc., provides outsourcing, recruiting, training and technology services to enhance the resource performance of clients.

    d) Basis of consolidated financial statement presentation

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


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


    i) Net Income (Loss) and Fully Diluted Net Income (Loss) Per Weighted Average Common Stock

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

    j) Inventory
      Inventory is valued at the lower of cost and the net realizable value.

    k) Revenue
       1) The company provides the services of engineering and information technology staff on a project basis. The services provided are defined by guidelines to be accomplished by milestone and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured.
       2) The company provides the services of information technology consultants on a contract basis and revenue is recognized as services are performed.
       3) The company places engineering and information technology professionals on a permanent basis and revenue is recognized upon candidates' acceptance of employment. If the company receives non-refundable upfront fees for "retained searches", the revenue is recognized upon candidates' acceptance of employment.
       4) The company provides advanced training and certification in a variety of technologies and revenue is recognized on delivery.
       5) The company licenses software in the form of a Human Capital Management System called Njoyn. The revenue associated with providing this software consists of an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements is based on the company's determination of the fair value of the elements if they had been sold separately. The set-up fee and customization revenue is recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract. Revenue is recognized on a percentage of completion basis for contracts with significant amounts of customization and clearly defined milestones agreed with the customer and an enforceable right to invoice and collect on a partial completion basis. For contracts which require significant customization and without clearly defined milestones, an inability to estimate costs, revenue is reflected on a completed contract basis. To date the customization and set up fees totalled approximately $200,000.

       6) Revenue for the training is recorded as the services are rendered and the ongoing monthly fee is recorded each calendar month. There is no additional fee for hosting. The company signs contracts for the customization or development of SecondWave in accordance with specifications of its clients. The project plan defines milestones to be accomplished and the costs associated. These amounts are billed as they are accomplished and revenue is recognized as the milestones are reached. The work in progress for costs incurred beyond the last accomplished milestone is reflected at the period end. To date these amounts have not been material and have not been set up at the period ends. The contracts do not include any post-contract customer support. Additional customer support services are provided at standard daily rates, as services are required.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The effects, if any, of applying this guidance must be adopted by SEC registrants no later than December 31, 2000 and must be reported as a cumulative effect adjustment as of January 1, 2000, resulting from a change in accounting principle. Restatement of previously reported results of the earlier quarters of fiscal 2000, if necessary, is also required. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial statements.

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

       Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets may be reduced, if deemed necessary based on a judgmental assessment of available evidence, by a valuation allowance for the amount of any tax benefits which are more likely, based on current circumstances, not expected to be realized.

    n) Foreign Currency

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

    o) Use of Estimates
       The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


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


    s) Computer software costs

       The company accounts for the cost of developing computer software for internal use, which may be sold as a separate product, as a research and development expense until the technological feasibility of the product has been established. At the end of each year the company compares the unamortized capital costs represented by Deferred development costs in Other Assets to the net realizable value of the product to determine if a reduction in carrying value is warranted. Included in the software developed for own use which may be sold as a separate product is the Njoyn and Secondwave software and therefore for these products, the costs incurred after technological feasibility was reached has been treated as Deferred Development costs and the amount evaluated on an annual basis to determine if a reduction in carrying value is warranted.


       The company has developed computer software for internal use which is reflected in deferred development costs for which the company has commenced marketing in 2001.

    t) Investments in Non-Related Companies

       The company records its investment in companies in which it holds less than 20% interest at fair market value. Changes in fair market value are adjusted in comprehensive income.

    u) Recent Pronouncements

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)



       The Company is currently assessing the financial impact SFAS No. 141 and No. 142 will have on its Consolidated Financial Statements. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

       On December 12, 2001, the Securities and Exchange Commission issued FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", which encourages additional disclosure with respect to a Company's critical accounting policies, the judgments and uncertainties that affect the Company's application of those policies, and the likelihood that materially different amounts would be reported under different conditions and using different assumptions.

v)     Advertising Costs
       Advertising costs are expensed as incurred. Advertising expense was $451,120 in 2001 and $444,816 in 2000.


3.  ACQUISITIONS

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
                                                      ---------

                                                      $ 250,000
                                                      =========

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


       Cad Cam Inc. and its subsidiaries Cad Cam of Michigan Inc., Cad Cam Technical Services Inc., and Cad Cam Integrated Systems Inc. was acquired during 1999 for $6,000,000. This amount was paid as follows: $2,000,000 paid in cash and $500,000 in common stock on the date of closing. The balance consists of three notes payable totaling $2,500,000 and $1,000,000 in the form of common stock to be issued with the final note payable. The documents were executed at the end of September 1999 and the operations consolidated with the company from October 1, 1999. (Note 12)

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
                                                      ===========


       MicroTech Professionals Inc., a company which provides technical documentation for the information technology sector, was acquired effective April 1, 2000 for $4,500,000.The amount will be paid in two installments, based on certain revenue requirements to be met by MicroTech Professionals Inc. The requirements have been met. First
       Instalment: 133,333 common stock issued on closing, $1,250,000 cash paid on closing, $750,000 by a three year promissory note bearing interest at 1/2% above prime paid semi-annually issued on closing. Second Instalment:
       $625,000 in common stock, $875,000 cash, $500,000 by a three-year promissory note bearing interest at 1/2% above prime paid semi-annually. The acquisition was accounted for by the purchase method and the operations have been included in the consolidated operations from April 1, 2000. Goodwill is being amortized over a period of thirty years commencing April 1, 2000.Refer to note 24(a) for supplemental information. (Note 12)

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
                                                       ===========


       On December 31, 2001, the Company had written off the goodwill related to its investment in MicroTech Professionals Inc.

       On March 6, 2000, Thinkpath Inc. completed the acquisition of 80% of E-Wink, Inc., a Delaware corporation, in consideration of: i) 300,000 shares of our common stock valued at $975,000; and ii) warrants to purchase an aggregate of 500,000 shares of our common stock at a price of $3.25 per share for a period of five years valued at $1,458,700. E-Wink was formed to match providers of venture capital, bridge loans and private placement capital with members of the brokerage community. The full purchase price of $2,433,700 has been allocated to goodwill. On December 31, 2000,the company has written off the goodwill related to its investment in E-Wink, Inc.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


4. POOLING OF INTEREST

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

       On November 15, 2000, Thinkpath Inc. combined with TidalBeach Inc., a software developer, and in exchange for all of the outstanding shares of TidalBeach Inc., issued 250,000 common stock. The combination has been accounted for as a pooling of interests and the results of TidalBeach Inc. have been included for all periods presented. Refer to note 23(b) for supplemental information concerning TidalBeach Inc.



5.  ACCOUNTS RECEIVABLE
                                                       2001           2000
                                                         $              $

    Accounts receivable                             6,079,676      8,316,832
    Less: Allowance for doubtful accounts            (577,563)      (458,833)
                                                    ---------      ---------
                                                    5,502,113      7,857,999
                                                    =========      =========


6. CAPITAL ASSETS


                                              December 31,             December 31,
                                                  2001                    2000
                                 -----------------------------------    ---------
                                              Accumulated
                                    COST     AMORTIZATION     NET          NET
                                      $           $            $            $

   Furniture and equipment         754,885      410,192      344,693      440,732
   Computer equipment
        and software             6,553,687    4,230,800    2,322,887    2,938,431
   Leasehold improvements          480,766      289,006      191,760      217,596
                                 ---------    ---------    ---------    ---------

                                 7,789,338    4,929,998    2,859,340    3,596,759
                                 =========    =========    =========    =========

   Assets under capital lease      884,935      410,450      474,485      536,694
                                 =========    =========    =========    =========


       Amortization for the year ended December 31, 2001 amounted to $1,594,709 and $1,067,029 for the year ended December 31, 2000. Amortization includes amortization of assets under capital lease of $146,217 for the year ended December 31, 2001 and $136,487 for the year ended December 31, 2000.



7.  INVESTMENT IN NON-RELATED COMPANIES

       Investment in non-related companies are represented by the following:

                                                    2001               2000

                Conexys                         $667,511           $667,511
                Digital Cement                   346,415            507,865
                Lifelogix                             --            142,715
                                              ----------         ----------
                Total                         $1,013,926         $1,318,091
                                              ==========         ==========

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


i)     Tillyard Management
       During the year ended December 31, 2001, the company acquired an interest worth $130,242 in Tillyard Management Inc., a property management company, in consideration of a real estate management software system developed by Thinkpath Inc. This investment has been accounted for using the cost method. The Company wrote down the investment of $130,242 in Tillyard Management of $130,242 at December 31, 2001.

       ii) Conexys
       During the year ended December 31, 1999, $383,146 of the Conexys investment was included as a short-term investment as the company had intended to sell these shares on the open market. During fiscal 2000, the company acquired additional shares of Conexys at a cost of approximately $284,365 in consideration of services rendered and reclassified the total investment as available for sale. Since the shares of Conexys trade on the Bermuda Stock Exchange, the fair value was determined based on the stock price.

       iii) Digital Cement
       During fiscal 2000, the company acquired 1,125,000 shares of Digital Cement, representing approximately 4% of that company's shares in consideration of the co-licensing of SecondWave, software developed by TidalBeach Inc., a wholly-owned subsidiary of Thinkpath Inc. The value of these shares was determined to be approximately $507,865 based on a offer to a third party to purchase shares in the company at a price of $0.50 per share. During 2001, the fair value adjusted to $346,415 with a charge of $161,450 to comprehensive income.

       iv) Lifelogix
       During 2000, the company acquired a twenty percent interest in LifeLogix in consideration of the source code for Secondwave, the software which supports LifeLogix's human stress and emotions management systems. The value of these shares is approximately $142,715. This investment has been accounted for on the cost basis as the company does not have significant influence over LifeLogix. This investment was written off in 2001.

       The acquisition of additional shares in 2000 of Conexys and the acquisition of shares of Digital Cement and the investment in LifeLogix were reflected at the estimated fair market value of the shares received which represents the more determinable value in the exchange. Revenue includes $932,927 arising from these transactions was reported in 2000.


      8. GOODWILL

       Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the following companies:

       Amortization for the year ended December 31, 2001 was $454,908 and $319,879 for 2000. Effective July 1, 2001, the Company changed its amortization period from 30 to 15 years on a prospective basis.


                                                                 2001                        2000
                                                --------------------------------------    ----------
                                                              Accumulated
                                                   COST      AMORTIZATION      NET            NET
                                                     $            $             $              $

           Systemsearch Consulting Services        448,634      303,337        145,297       388,818
           International Career Specialists        850,597      850,597           --            --
           Cad Cam Inc.                          5,518,858      535,164      4,983,694     5,285,328
           MicroTech Professionals Inc.          3,009,198    3,009,198           --       2,911,144
           E-Wink Inc.                           2,433,700    2,433,700           --            --
                                                ----------   ----------     ----------    ----------

                                                12,260,987    7,131,996      5,128,991     8,585,290
                                                ==========   ==========     ==========    ==========


THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)



       In accordance with the requirements of SFAS 121, the impairment of goodwill has resulted in the writedown of the following amounts;

                                                        2001           2000
                                                     ---------      ---------
           Systemsearch Consulting Services            238,673           --
           MicroTech Professionals Inc.              2,762,718           --
           International Career Specialists               --          679,568
           E-Wink Inc.                                    --        2,433,700
                                                    ----------     ----------

                                                     3,001,391      3,113,268
                                                    ==========     ==========

       The Systemsearch Consulting Services office was closed on April 8, 2002 and its staff terminated. The balance of its contracts have been transferred to head office. MicroTech Professionals Inc. has had ongoing operating losses since February 2001 and has had the majority of its staff terminated subsequent to December 31, 2001.

       In 2000, the International Career Specialists office was closed and the balance of its contracts transferred to head office. Also in 2000, the start-up operations of E-wink were abandoned.


9. OTHER ASSETS


                                                    December 31,  December 31,
                                                           2001          2000

                                                             $              $

    Deferred development cost                           993,765     1,153,445
    Deferred financing costs                                 --         9,945
    Deferred contract(net of accumulated
         amortization of $590,000)                      250,000       540,000
    Cash surrender value of life insurance               43,945       109,499
                                                      ---------     ---------

                                                      1,287,710     1,812,889
                                                      ==========    =========

       Amortization for the year ended December 31, 2001 amounted to $510,038 and $732,488 for the year ended December 31, 2000.



10.  BANK INDEBTEDNESS

    i)  December 31, 2001
    At December 31, 2001, the Company had $4,870,000 outstanding with Bank One. The revolving line of credit provided for a maximum borrowing amount of $4,760,000 at variable interest rates based on eligible accounts receivable. At December 31, 2001, the Company had an overdraft of $110,000. The Company does not have an authorized overdraft facility with Bank One, however the bank has allowed an overdraft of up to $500,000 on a regular basis for approximately ten weeks. The revolving line of credit agreement requires the Company to meet various restrictive covenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At December 31, 2001 and thereafter, the Company was not in compliance with the covenants contained in the revolving line of credit agreement. Bank One has indicated its intention to enter into a forbearance agreement with the Company in which the bank would refrain from exercising any rights or remedies based on existing or continuing defaults, including accelerating the maturity of the loans under the credit facility.

    As a result of the default on the loan covenants governing our credit line facility, Bank One restricted our repayment of certain subordinated loans and notes payable. The parties affected by this restriction, included the Business Development Bank of Canada, Roger Walters and Denise Dunne.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


    ii) December 31, 2000
    The company has a line of credit with Bank One to a maximum of $7,000,000, which bears interest at Canadian prime plus 1.5% per annum and is secured by a general assignment of book debts, a general security agreement and guarantees and postponements of claims by various affiliated companies. The company's average interest rate on short-term borrowings was 9%.

11. LONG-TERM DEBT

    i) December 31, 2001
    At December 31, 2001, the Company had $419,079 in subordinated debt outstanding to the Business Development Bank of Canada. The loan agreements require the Company to meet a certain working capital ratio. At December 31, 2001 and thereafter, the Company was not in compliance with the covenant contained in the loan agreements. The Business Development Bank of Canada has agreed to postpone principal repayment of its subordinated loans until March 2002. The company has not made any principal payments to the Business Development Bank of Canada since June 2001, but is current in its interest obligations. Effective March 23, 2002, the Business Development Bank consolidated the Company's loans and established a new repayment schedule with extended maturity dates.


   ii) December 31, 2000
   At December 31, 2000, the Company had $545,000 in subordinated debt outstanding to the Business Development Bank of Canada. At December 31, 2000 and thereafter, the Company was not in compliance with the covenant contained in the loan agreements. At December 31, 2000, the loan amounts were reclassified as current.




                                                                  December 31         December 31
                                                                         2001                2000
                                                                            $                   $
     a) Included therein:

     Several loans with Business Development
     Bank of Canada ("BDC") secured by a
     general security agreement at various
     interest rates and royalties.                                    419,079             544,656


     A loan with Bank One payable in 19 remaining
     monthly payments of $13,889 plus interest based
     on prime. Currently the interest is 6%. Subsequent to
     year end this loan was paid in full.                             263,889             430,000


     Various capital leases with various payment terms and
     interest rates                                                   427,749             731,788
                                                                   ----------           ---------
                                                                    1,110,717           1,706,444
     Less: current portion                                            528,285             946,131
                                                                   ----------           ---------
                                                                   $  582,432          $  760,313
                                                                   ==========          ==========




THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)



     b) Future principal payments obligations as at December 31, 2001, were as follows:

                2002                      $  528,285
                2003                         423,061
                2004                         139,841
                2005                          15,712
                2006                           3,818
                                          ----------
                                           1,110,717
                                          ==========

     c) Interest expense with respect to the long-term debt amounted to $99,651 ($278,574 in 2000).

     d) Pursuant to the BDC loan agreement, BDC has the option to acquire 22,122 common stock for an aggregate consideration of $1. The fair market value of these options at the time of issuance was $62,393 ($2.82 per option). The imputed discount on these options has been amortized over the term of the loan as interest and was fully amortized prior to January 1, 1999. The options were exercised in July 2001.


12. NOTES PAYABLE

      In September 2001, the Company restructured its note payable to Roger Walters, the vendor of Cad Cam Inc. The principal was reduced from $1,200,000 to $750,000 in consideration of capital stock payable of $450,000. In addition, all principal payments were postponed until January 1, 2002 at which time, the Company will pay $12,500 per month plus interest at 4.5% until December 31, 2006.

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



                                                   December 31     December 31
                                                          2001            2000
                                                             $               $


     Note Payable to Roger Walters                     750,000       1,325,000

     Note Payable to Denise Dunne                    1,740,000       2,000,000
                                                    ----------      ----------
                                                     2,490,000       3,325,000
     Less: current portion                             150,000       1,683,333
                                                    ----------      ----------
                                                    $2,340,000      $1,641,667
                                                    ==========      ==========



    c)   Capital repayments as at December 31, 2001

         2002                  150,000
         2003                  390,000
         2004                  390,000
         2005                  390,000
         2006                  390,000
         2007                  780,000
                            ----------
                            $2,490,000
                            ==========

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)



13. CAPITAL STOCK

   a)  Authorized

      30,000,000   Common stock, no par value (15,000,000 at December 31, 2000)
       1,000,000   Preferred stock, issuable in series,
                   rights to be determined by the Board of Directors

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

       During 2000, 3,533,111 common stock were issued for services rendered totaling $3,160,288. An amount of $110,000 has been included in the acquisition of MicroTech and the balance of $3,050,288 has been included in financing expenses as of December 31, 2000.

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


       During January 2001, the Company agreed to issue 250,000 warrants to acquire shares of the company at $1.50 and to re-price a total of 330,693 options to an exercise price of $1.00. In consideration of the foregoing, a total of 275,000 shares were issued for an amount of $275,000 in cash. The terms of the warrants are indicated in note 14(e). The value of the repricing of the warrants and the new warrants issued have been treated as the part of the allocation of the proceeds on the issuance of the common stock.

       On June 6, 2001, the Company amended its Articles of Organization to increase its authorized common stock from 15,000,000 to 30,000,000.

       During the year December 31, 2001, the Company issued 400,000 shares of its common stock in consideration of $203,000 in cash.

       During the year ended December 31, 2001, the Company issued 30,632 shares of its common stock in consideration of legal services, 300,000 shares of its common stock in consideration of investment banking services, 596,667 shares to reduce common stock payable of $709,005, and 93,883 shares in settlement of accounts payable.


    c) Liabilities payable in common stock

       During the year ended December 31, 2001, the company issued 316,667 shares to reduce a note payable of $625,000 to Denise Dunne related to the purchase of MicroTech Professionals Inc. The company also issued 280,000 shares in relation to a settlement with an Njoyn employee. The balance at December 31, 2001, 2001 represents $474,297 to Roger Walters in settlement of a note payable, and $225,000 to Denise Dunne also in settlement of a note payable.

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


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

       The preferred stock are convertible into common stock at the option of the holders under certain conditions, at any time after the effective date of the registration statement. As of December 31, 2000, 1,050 Series A preferred stock and 750 Series B preferred stock were not yet converted into common stock.

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

       During the year ended December 31, 2001, the Company issued 3,864,634 common stock on the conversion of 1,050 Series A preferred stock, 750 Series B preferred stock and 285 Series C preferred stock. The Company paid dividends of $723,607 on the conversions.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


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

       In 2000, in connection with the purchase of the investment in E-Wink 500,000 warrants were issued. They are exercisable at a purchase price of $3.25 and expire March 6, 2005. These warrants have been valued at $1,458,700 based on the Black Scholes model utilizing a volatility rate of 100% and a risk-less interest rate of 6.50%. This amount has been treated as part of the cost of the E-Wink investment.

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

       On January 26, 2001, the Company: (i) repriced warrants to purchase up to 100,000 shares of its common stock, which warrant was issued to a certain investor in our April 2000 private placement offering of Series B 8% Cumulative Preferred Stock, so that such warrant is exercisable at any time until April 16, 2005 at a new purchase price of $1.00 per share; (b) repriced warrants to purchase an aggregate of up to 280,693 shares of its common stock, which warrants were issued to the placement agent, certain financial advisors, and the placement agent's counsel in our August 2000 private placement offering of units, so that such warrants are exercisable at any time until August 22, 2005 at a new purchase price of $1.00 per share; and (c) issued warrants to purchase up to 250,000 shares of its common stock exercisable at any time and in any amount until January 26, 2006 at a purchase price of $1.50 per share. In February 2001, 150,000 of such warrants were exercised by KSH Investment Group, the placement agent in the Company's August 2000 private placement offering. The exercise prices of the revised and newly issued warrants are equal to, or in excess of, the market price of our common stock on the date of such revision or issuance.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


       Following verbal agreements in December 2000, on January 24, 2001, the company signed an agreement with The Del Mar Consulting Group, a California corporation, to represent us in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals. The company issued a non-refundable retainer of 400,000 shares to Del Mar and are required to pay $4,000 per month for on-going consulting services. In addition, Del Mar has a warrant to purchase 400,000 shares of common stock at $1.00 per share and 100,000 shares at $2.00 which expires January 24, 2005 and which are exercisable commencing August 1, 2001. As the agreement to issue the non- refundable retainer was reached in December 2000, the 400,000 shares with a value of $268,000 has been included in the shares issued for services rendered and has been included in financing expenses for December 31, 2000. The commitment to issue the non-refundable deposit was effected in December 2000. The value of the warrants of $216,348 has been included in paid in capital in January 2001 and the expense is being reflected over the six month period ending August 1, 2001. In April 2001, the warrants were cancelled and new warrants were issued which are exercisable at $0.55. 200,000 of the warrants are exercisable commencing April 2001 and the balance are exercisable commencing August 1, 2001. The value of the change in the warrants of $29,702 has been included in the paid in capital in April 2001 and the additional expense is being amortized in the period to August 1, 2001.

       During the year ended December 31, 2001, the Company issued 723,436 warrants to the Series C Preferred Stock investors of which 663,484 have a strike price of $0.54 and expire on April 18, 2005. The balance of 59,952 have a strike price of $0.63 and expire on June 8, 2005.

       During the year ended December 31, 2001, the company issued 22,122 shares to the Business Development Bank of Canada on the exercise of warrants at $1.00.

    f) Stock Options

       The company had outstanding stock options issued in conjunction with its long-term financing agreements for 22,122 common stock which were exercised in July 2001, the cost of which has been expensed prior to January 1, 1999, and additional options issued to a previous employee of the company for 200,000 shares exercisable at $2.10. of which 18,508 were exercised during 2000. The balance of 181,492 are outstanding.

       During 1999, 250,500 options to purchase shares of the company were issued to related parties. The options are exercisable at $3.19.

       In connection with the acquisition of Cad Cam Inc. 100,000 options to purchase shares of the company were delivered in quarterly installments of 25,000 options each, starting January 1, 2000. The exercise amounts ranged from $2.12 to $3.25. The exercise price was amended to $1.00 and these options will be exercisable between April 4, 2001 to 2004. The cost of re-pricing of these options totaling $100,000 has been recorded in Acquisition costs and financing expenses for the year ended December 31, 2000.

       In July 1999, the directors of the company adopted and the stockholders approved the adoption of the company's 1998 Stock Option Plan. In May 2000, the directors approved the adoption of the 2000 Stock Option Plan. In June 2001, the directors approved the adoption of the 2001 Stock Option Plan. Each of the plans provides for the issuance of 435,000 options with the following terms and conditions.

       The plans are administrated by the Compensation Committee or the Board of Directors, which determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of common stock to be issued upon the exercise of the options and the option exercise price.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


       The plans are effective for a period of ten years and options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the company.

       Options granted under the plans generally require a three year vesting period, and shall be at an exercise price that may not be less than the fair market value of the common stock on the date of the grant. Options are non-transferable and if a participant ceases affiliation with the company by reason of death, permanent disability or retirement at or after age 65, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant 90 days to exercise the option, except for termination for cause which results in immediate termination of the option.

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


14. FINANCING EXPENSES

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



15. RESTRUCTURING COSTS

   i)  December 31, 2001

   At the end of December 31, 2000 the Company had a restructuring reserve balance of $571,339 as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring activities related to the closure of one training location in London, Ontario resulting in costs to sever 3 employees with long-term contracts until December 2002 and the lease commitment for the premises in London Ontario. These long-term contracts do not require the employees to provide services until the date of involuntary termination. Other employees at the London location, without contracts, have been terminated during March 2001 and April 2001. During the three months ended September 2001, the lease cancellation costs for London have been reduced by $30,700 and the severance costs for London have been reduced by $56,000. These amounts represent settlements reached with the landlord and one of the three employees with long term contracts. The employee agreed to a reduction in the term of the contract which resulted in a reduction of the liability of $56,000.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


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

    Description            Cash/   Reserve balance   Restructuring  Activity  Reserve balance
                         non/cash  December 31, 2000     Costs            December 31, 2001

    Severance packages
       London-Training       Cash     435,173           50,696           --     384,477
-------------------------------------------------------------------------------------------
       Toronto-R&D           Cash      17,640          (25,348)          --      42,988
-------------------------------------------------------------------------------------------
    Lease cancellations
       London-Training       Cash     118,526           27,159           --      91,367
       Toronto-R&D           Cash                      439,714           --    (439,714)
                                      -------          -------      -------     -------
    Commitments                       571,339          492,221         --        79,118
                                      =======          =======      =======     =======


    ii) December 31, 2000

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
                                             =======        =======           =======


THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


16. DEFERRED INCOME TAXES AND INCOME TAXES

    a) Deferred Income Taxes

       The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:


                                                      December 31,  December 31,
                                                          2001           2000
                                                              $            $
       Accounting amortization in excess of tax
           amortization                                     9,875      (190,000)
       Losses available to offset future income
           taxes                                        2,909,873     1,465,157
       Share issue costs                                  532,405       790,957
       Adjustment cash to accrual method                 (496,879)     (413,688)
       Investment tax credit                                   --       201,000
                                                        ---------      --------

                                                        2,955,274     1,853,426

       Less:  Valuation allowance                       3,105,654       210,000
                                                        ---------      --------

                                                         (150,380)    1,643,426
                                                        =========      ========


       As part of the acquisitions of Cad Cam Inc. and MicroTech Professionals Inc., there was a change of control which resulted in the subsidiaries being required to change from the cash method to the accrual method of accounting for income tax purposes.


    b) Current Income Taxes

       Current income taxes consist of:

                                                    December 31,   December 31,
                                                           2001           2000

                                                            $              $

       Amount calculated at Federal and
              Provincial statutory rates             (3,533,461)    (2,750,577)
                                                      ----------     ---------

       Increase (decrease) resulting from:
              Permanent differences                   1,629,464      1,454,784
              Timing differences                       (141,868)      (103,879)
              Valuation allowance                     2,895,654        210,000
                                                      ----------     ---------

                                                      4,383,250      1,560,905
                                                      ----------     ---------

       Current income taxes                             849,789     (1,189,672)
                                                      ==========     =========

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


       Issue expenses totalling approximately $1,300,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, the loss is available to be carried forward for seven years from the year the loss is incurred. As the US subsidiaries have been acquired by a non-US entity, the taxable income will be increased by approximately $1,900,000 over the next three years as the company is required to change its taxation method from the cash basis to the accrual basis. The company has not reflected the benefit of utilizing non-capital losses totalling approximately $7,700,000 in the future as a deferred tax asset as at December 31, 2001. As at the completion of the December 31, 2001 financial statements, Management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.


17. OTHER COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) for the year ended December 31, 2001:



                                                    Before Tax     Tax (Expense)       Net-of-Tax
                                                      Amount        or Benefit           Amount
                                                      ------        ----------           ------

    Foreign currency translation adjustments          209,506             -             209,506

    Adjustment to market value                       (230,643)         69,193          (161,450)
                                                     ---------         -------        ---------

    Other comprehensive income (loss)                 (21,137)         69,193            48,056
                                                     =========         ========       =========



   Comprehensive income (loss) for the year ended December 31, 2000:

                                                    Before Tax     Tax (Expense)    Net-of-Tax
                                                      Amount        or Benefit        Amount
                                                      ------        ----------        ------
   Foreign currency translation
      adjustments                                   (707,954)            --         (707,954)

   Adjustment to market value                        109,348          (32,800)        76,548
                                                    --------         --------       --------

   Other comprehensive loss                         (598,606)         (32,800)      (631,406)
                                                    ========         ========      =========


   The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


18. SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    Thinkpath Inc. acquired all the capital stock of MicroTech Professionals Inc. on April 25, 2000, for $4,660,000. The acquisition was funded as follows:

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
                                                           ------------

                                                                  --
                                                            ------------

    During the year ended December 31, 2000, the company reflected preferred dividends through the issuance of common shares and the beneficial conversion feature on its preferred shares in the amount of $3,586,807. The balance of the preferred dividends of $59,788 have been included in liabilities payable in common stock at December 31, 2000.

    A subordinated loan payable to Working Ventures in the amount of $837,151 was converted into 196,800 common shares.

    During the year ended December 31, 2000 the company acquired the shares of E-Wink in exchange for 300,000 common shares with a value of $975,000 and warrants valued at $1,458,700.

    During the year ended December 31, 2000, the company settled liabilities payable in common stock through the issuance of common shares with a value of $742,200.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)



19. SEGMENTED INFORMATION

      a) Sales by Geographic Area


                                                                      Year                   Year
                                                                Ended December 31,     Ended December 31,
                                                                      2001                   2000
                                                               -------------------    -------------------
                                                                       $                        $

                            Canada                                 16,462,203               15,633,140
          United States of America                                 20,464,008               28,692,640
                                                                   ----------               ----------
                                                                   36,926,211               44,325,780
                                                                   ==========               ==========


          b) Net Income (Loss) by Geographic Area

                                                                       Year                    Year
                                                                 Ended December 31,      Ended December 31,
                                                                       2001                    2000
                                                                  -------------------      -------------------
                                                                         $                        $
                             Canada                                (4,390,557)               (6,599,859)
           United States of America                                (5,292,885)               (1,798,458)
                                                                   -----------               -----------
                                                                   (9,683,442)               (8,398,317)
                                                                   ===========               ===========



           c)   Identifiable Assets by Geographic Area
                                                                      December 31,             December 31,
                                                                          2001                     2000
                                                                          ----                     ----
                                                                         $                           $

                                  Canada                              4,995,715                 8,979,711
                United States of America                             12,179,263                16,706,229
                                                                     ----------                ----------
                                                                     17,174,978                25,685,940
                                                                     ==========                ==========



           d)   Revenue and Gross Profit by Operating Segment

                                                                           Year                   Year
                                                                    Ended December 31,     Ended December 31,
                                                                           2001                   2000
                                                                   -------------------     -------------------
                                                                             $                      $
                Revenue
                           IT Recruitment                              16,333,311              13,864,829
                Tech Pubs and Engineering                              13,405,527              16,171,216
                         IT Documentation                               3,422,470               6,265,665
                                 Training                               3,163,422               7,196,636
                               Technology                                 601,481                 827,434
                                                                       ----------              ----------
                                                                       36,926,211              44,325,780
                                                                       ==========              ==========
               Gross Profit
                           IT Recruitment                                3,916,397              7,654,180
                Tech Pubs and Engineering                                4,140,419              3,501,789
                         IT Documentation                                1,305,634              2,764,794
                                 Training                                1,529,001              3,538,734
                               Technology                                  513,026                683,455
                                                                        ----------             ----------
                                                                        11,404,477             18,142,952
                                                                        ==========             ==========



    e) Revenues from Major Customers

       The consolidated entity had the following revenues from major Customers:

       One customer had sales of $6,800,000 USD which represents approximately 18% of total revenues.

    f) Purchases from Major Suppliers

       There were no significant purchases from major suppliers.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


20. EARNINGS PER SHARE

    The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

                                                December 31, December 31,
                                                       2001         2000

                                                          $            $

           Average common stock outstanding      14,943,306    5,296,442
           Average common stock issuable                 --           --
                                                -----------    ---------

           Average common stock outstanding
                assuming dilution                14,943,306    5,296,442
                                                 ==========    =========

    The outstanding options and warrants were not included in the computation of the fully diluted earnings per common share as the effect would be anti-dilutive.

    The earnings per share calculation (basic and fully diluted) does not include any common stock for common stock payable as the effect would be anti-dilutive.



21. STOCK OPTION PLANS

    a) Options outstanding

                                                               OPTIONS        WEIGHTED
                                                                               AVERAGE
                                                                              EXERCISE
                                                                                 PRICE


       Options outstanding at January 1, 2000                    472,625          2.21

       Options granted to key employees and directors            969,500          2.22
       Options exercised during the year                         (18,508)         2.10
       Options forfeited during the year                          (4,000)         3.19
       Options expired during the year                               -
                                                               ---------

       Options outstanding at December 31, 2000                1,419,617          2.21

       Options granted to key employees and directors             35,000           .68
       Options granted to consultant                              50,000           .70
       Options exercised during the year                         (22,125)          .01
       Options forfeited during the year                        (257,500)         3.21
       Options expired during the year                                -
                                                               ---------

       Options outstanding at December 31, 2001                1,224,992
                                                               =========

       Options exercisable December 31, 1999                     472,625          2.58
       Options exercisable December 31, 2000                     714,117          1.95
       Options exercisable December 31, 2001                   1,059,659          1.75
       Options available for future grant December 31, 1999      184,500
       Options available for future grant December 31, 2000          --
       Options available for future grant December 31, 2001      261,500


       After December 31, 2001, 27,500 options exercisable at between $3.19 and $3.25 have been forfeited by employees following their termination and the expiry of their option periods to April 16, 2002.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


    b) Range of Exercise Prices


                     Outstanding     Weighted          Options        Options    Weighted
                       Options       Average         Outstanding    exercisable  Average
                                    Remaining          Average                   Exercise
                                        Life         Exercise Price                Price


      $2.10 - $3.25     679,992      2.73 years          $2.88          514,659      $2.80

      $1 and under      545,000      3.06 years          $0.75          545,000      $0.75



    c) Pro-forma net income

       The company applies Accounting Principles Board Opinion No. 25, "Accounting of Stock Issued to Employees" and related interpretation in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost been determined, based on the fair value at the grant dates for options granted during 2001, 2000 and 1999, consistent with the method of SFAS No.123, "Accounting for Stock-Based Compensation," the Company's pro forma net earnings and pro forma earnings per share for the years ended December 31, 2001 and 2000 would have been as follows:


                                    2001 AS           2001          2000 AS        2000
                                   REPORTED        PRO FORMA       REPORTED     PRO FORMA
                                    --------        ---------       --------     ---------

       Net loss                    (9,683,442)    (10,128,562)     (8,398,317)  (8,939,590)
       Net loss after preferred
          share dividends         (10,412,182)    (10,857,302)    (12,044,912) (12,586,185)

       Basic and fully diluted
          Loss per share                (0.65)          (0.68)          (1.59)       (1.70)
          loss per share after
              preferred dividends       (0.70)          (0.73)          (2.27)       (2.38)


    d) Black Scholes Assumptions

       The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                                    2001 GRANTS     2000 GRANTS
                                                    -----------     -----------
       Risk free interest rates                      4.76%           6.05%
       Volatility factors                             100%            100%
       Weighted average expected life                4.90 years      3.81 years
       Weighted average fair value per share          .74            2.40
       Expected dividends                              --              --

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)


22. SUPPLEMENTAL INFORMATION

    a) MicroTech Professionals Inc. acquisition

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


    b) TidalBeach Inc. pooling of interests

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




23. CONTINGENCIES

a) Lease Commitments

       Minimum payments under operating leases for premises occupied by the company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at December 31, 2001 for the next five years are as follows:

                2002                         $1,160,000
                2003                            730,000
                2004                            695,000
                2005                            695,000
                2006                            570,000
          Thereafter                            515,000
                                               --------

                                             $4,365,000
                                             ==========

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)



24.  SUBSEQUENT EVENTS


       On January 9, 2002, the Company entered into an agreement with Ogilvie Rothchild Inc., an Ontario company, to perform public relations and marketing services. In consideration of these services, Ogilvie Rotchild was paid a retainer of $16,000 and will be issued 500,000 shares of common stock upon successful completion of certain milestones. The agreement can be cancelled by either party at any time.

       On January 15, 2002, the Company entered into an agreement with David J. Wodar, a consultant operating in Ontario, to assist with investor communications and the development of marketing plans and strategies. In consideration of these services, Mr. Wodar will be paid a monthly fee of $6,500 and will be issued 480,000 shares of common stock. The agreement is for a term of twelve months and expires on January 15, 2003.

       On January 31, 2002, the Company received a term sheet from Investors Corporation for a Revolving Loan Facility of up to $7,500,000 based on eligible receivables, cash flow and EBITDA, a Term Loan Facility of up to $1,000,000 based on eligible equipment and an additional secured Credit Facility of $2,000,000 for future acquisitions financing. The financing is subject to due diligence and credit approval which is ongoing.

       On March 1, 2002 the Company sold its subsidiary, Njoyn Software Incorporated to Cognicase Inc, a Canadian company. The net proceeds after broker fees were $1,350,000 of which $800,000 was received in cash and $550,000 was received in unrestricted common shares. The shares were sold on March 11, 2002 for value of $524,673.19. As part of the transaction, Cognicase assumed the entire staff in the technology division.

       On March 1, 2002, the Company entered into an agreement with American Capital Partners Limited, an Ontario company, to assist in achieving interim loan funding and a private placement of subordinated convertible debentures of $2 million. The convertible debentures would be for a term of two years at 18% interest with a conversion price of $0.65. In addition to an engagement fee of $15,000, American Capital Partners is entitled to a faciliation fee of 6% of gross funding upon successful completion of a transaction. This agreement expires May 1, 2002.

       On April 4, 2002, the Company retained Johnston & Associates, LLC, a Washington company, to provide strategic governmental relations counseling and marketing representation before the Department of Defense, Congress and targeted companies in connection with marketing the services of the Company's engineering operations related to specific government contracts. Johnston & Associates will be compensated at a rate of $10,000 per month for twelve months beginning April 2002 and ending March 31, 2003. In addition, Johnston & Associates will receive 200,000 warrants of the Company's common stock at the fair market value on the date of grant and will vest at 50% per year.

       On April 10, 2002, the Company signed a letter of intent with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of the Toronto training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, triOS will assume the Toronto training staff and sublet the classroom facilities. The transaction is anticipated to close May 1, 2002.

       On April 12, 2002, the Company received a letter of intent from 1/0 Capital LLC, a New York company, for financing of $1,500,000 in the form of a convertible note for a term of one year at 10% interest with various conversion prices ranging from average of prior 30 day price before closing and $0.30, with fifty per cent warrant coverage exercisable at $0.30 per share. The financing is conditional on due diligence and the appointment of 1/0 as the primary outsourcer for the Company's offshore technology, engineering and call center business requirements.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)

25. FINANCIAL INSTRUMENTS

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

    d) Fair Value of Financial Instruments

       The carrying value of the accounts receivable, bank indebtedness, and accounts payable on acquisition of subsidiary company approximates the fair value because of the short-term maturities on these items.

       The carrying amount of the long-term assets approximates the fair value of these assets.

       The fair value of the company's long-term debt is estimated on the quoted market prices for the same or similar debt instruments. The fair value of the long-term debt approximates the carrying value.


26.  COMPARATIVE FIGURES

     Certain figures in the December 31, 2000 financial statements have been reclassified to conform with the basis of presentation used in December 31, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have had no changes in or disagreements with our accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

       Our officers and directors, and further information concerning each of them, are as follows as at the date of this Annual Report on Form 10-KSB:

Name                     Age      Position
----                     ---      --------

Declan A. French          55      Chairman of the Board of Directors and Chief
                                  Executive Officer
Laurie Bradley            46      President
Tony French               29      Executive Vice President
Kelly Hankinson           32      Chief Financial Officer, Secretary, Treasurer
                                  and Director
John Dunne                56      Director
Arthur S. Marcus          35      Director
Ronan McGrath             52      Director
Robert Escobio            46      Director

        Each director is elected for a period of one year at our annual meeting of shareholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Directors may be re-elected annually without limitation. Officers are appointed by, and serve at the discretion of, our Board of Directors.

        Our Bylaws provide that the authorized number of directors shall be as set by our Board of Directors, but shall not be less than one. Strasbourger Pearson Tulcin Wolff Incorporated, the managing underwriter for our June 8, 1999 initial public offering, shall have the right, at its option, to designate one director or observer to our Board of Directors until June 1, 2002. In addition, with respect to our August 2000 private placement offering, our Board of Directors is required to nominate a director designee of KSH Investment Group, Inc., the placement agent, who is reasonably acceptable to our Board of Directors. We have paid our directors fees for service on the Board of Directors by the issuance of options under our 1998 Stock Option Plan, 2000 Stock Option Plan and 2001 Stock Option Plan.

         Set forth below is a biographical description of each of our directors based on information supplied by each of them:

         Declan A. French has served as our Chairman of the Board of Directors and Chief Executive Officer since our inception in February 1994. Prior to founding Thinkpath, Mr. French was President and Chief Executive Officer of TEC Partners Ltd., an information technology recruiting firm in Toronto, Canada. Mr. French has a diploma in Psychology and Philosophy from the University of St. Thomas in Rome, Italy. Mr. French is the father of Tony French, our Executive Vice President.

         Laurie Bradley has served as our President since February 2001. Ms. Bradley is responsible for all of our sales initiatives and the integration of our acquisitions. From 1998 to January 2001, Ms. Bradley served as the President of the e-business division of Century Business Services Inc., a North American accounting and outsourcing firm. From 1988 to 1998, Ms. Bradley served as the Vice President of Adecco, an international staffing company.

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

         Kelly Hankinson has served as our Chief Financial Officer since May 2000, and as a member of our Board of Directors since June 2000 and as our Secretary and Treasurer since March 2001. Ms. Hankinson served as our Vice President, Finance and Administration and Group Controller from February 1994 to May 2000. Ms. Hankinson has a Masters Degree and a Bachelors Degree from York University.

         John Dunne has served on our Board of Directors since June 1998. Mr. Dunne has served as our Chairman and Chief Executive Officer of the Great Atlantic & Pacific Company of Canada, Ltd. since August 1997, where he also served as President and Chief Operating Officer from September 1996 until August 1997. From November 1995 until September 1996, Mr. Dunne was Chairman and Chief Executive Officer of Food Basics Ltd.

         Arthur S. Marcus has served on our Board of Directors since April 2000. Mr. Marcus is a partner at the New York law firm of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our United States securities counsel. Mr. Marcus joined Gersten, Savage, Kaplowitz, Wolf & Marcus LLP, in 1991 and became a partner in 1996. Mr. Marcus specializes in the practice of United States Securities Law and has been involved in approximately 50 initial public offerings and numerous mergers and acquisitions. Mr. Marcus received a Juris Doctorate from Benjamin N. Cardozo School of Law in 1989.

         Ronan McGrath has served on our Board of Directors since June 2000. Mr. McGrath has served as the Chief Information Technology Officer of Rogers Communications Inc. and the President of Rogers Shares Services Inc., since their inception in 1996. Mr. McGrath was the Chief Information Technology Officer of Canadian National Railways from 1992 to 1996 and was a Senior Manager of Arthur Andersen from 1977 to 1979. Mr. McGrath was awarded the Canadian Chief Information Technology Officer of the Year Award in 1995. Mr. McGrath currently serves on Compaq Computer's Board of Advisers and is a member of the Board of Directors of The Information Technology Association of Canada.

         Robert Escobio has served on our Board of Directors since May 2001. Mr. Escobio is the President and Chief Executive Officer of Capital Investment Services, Inc., an investment brokerage firm based in Florida. In these roles, Mr. Escobio is responsible for all aspects of a "broker/dealer" including financial, compliance, sales and operational procedures. Mr. Escobio is also a Portfolio Manager for many prominent individuals and works with various international institutions, brokers, and dealers. Prior to being employed by Capital Investment Services, Inc., Mr. Escobio served as the Executive Vice President and International Director for Brill Securities Inc. where he managed portfolios for numerous high net-worth customers and performed institutional trading. Mr. Escobio also had numerous managerial roles in companies such as Cardinal Capital Management, Smith Barney, Prudential Securities and Dean Witter. Mr. Escobio holds an MBA and a BSBA in Finance and Management.

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

           In July 1998, our Board of Directors also formalized the creation of an Audit Committee, which currently consists of Kelly Hankinson and John Dunne. The Audit Committee is charged with reviewing the following matters and advising and consulting with our entire Board of Directors with respect to: (i) the preparation of our annual financial statements in collaboration with our chartered accountants; (ii) annual review of our financial statements and annual reports; and (iii) all contracts between us and our officers, directors and other of our affiliates. The Audit Committee, like most independent committees of public companies, does not have explicit authority to veto any actions of our entire Board of Directors relating to the foregoing or other matters; however, our senior management, recognizing their own fiduciary duty to us and our shareholders, is committed not to take any action contrary to the recommendation of the Audit Committee in any matter within the scope of its review.

           We have established an Executive committee, comprised of certain of our executive officers and key employees, which allows for the exchange of information on industry trends and promotes "best practices" among our business units. Currently, the Executive Committee consists of Declan A. French, Laurie Bradley, Tony French, Michael Reid, and Kelly Hankinson.


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

           Insofar as indemnification for liabilities arising under the Securities Act may be permitted, our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses, incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person, we will, unless our counsel opines that the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and we will be governed by the final adjudication of such issue.

ITEM 10. EXECUTIVE COMPENSATION

          The following table sets forth certain information regarding compensation paid by us during each of the last three fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended December 31, 2001:



Name and                                                        Restricted
Principal                               Annual                    Stock                               Other
Position                    Year        Salary        Bonus       Awards          Options/SARs     Compensation
--------                    ----        ------        -----       ------          ------------     -------------

Declan A. French,           2001        150,000    100,000(1)       -0-                -0-               -0-
Chief Executive Officer     2000        100,000    750,000(1)       -0-             29,000               -0-
and Chairman of the Board   1999        106,342         -0-         -0-            100,000               -0-

Laurie Bradley              2001        150,000        -0-          -0-                -0-               -0-
President                   2000            -0-        -0-          -0-                -0-               -0-
                            1999            -0-        -0-          -0-                -0-               -0-

Tony French,                2001         94,500        -0-          -0-                -0-            25,000(2)
Executive Vice President    2000         94,500        -0-          -0-             75,000            47,000(2)
                            1999         75,000        -0-          -0-                -0-               -0-

Kelly Hankinson             2001        100,000        -0-          -0-                -0-               -0-
Chief Financial Officer,    2000         75,000        -0-          -0-            100,000               -0-
Director                    1999         75,000        -0-          -0-                -0-               -0-

Mike Reid                   2001        120,000        -0-          -0-                -0-               -0-
Chief Information Officer   2000        120,000        -0-          -0-            100,000               -0-
                            1999            -0-        -0-          -0-                -0-               -0-

John R. Wilson,             2001         60,000        -0-          -0-                -0-           $47,000(3)
President-Systemsearch      2000         80,000        -0-          -0-              4,000            80,000(3)
Consulting Services         1999         81,600        -0-          -0-             24,000            76,915(3)




(1) This reflects the dollar value of 588,235 shares of common stock issued to Mr. French in lieu of cash bonuses for the fiscal year 2001 and 1,200,000 shares for the fiscal years of 1999 and 2000 pursuant to his employment agreement.
(2) This reflects commissions paid pursuant to Mr. French's employment agreement.
(3) This reflects commissions paid pursuant to Mr. Wilson's employment agreement. Mr. Wilson was terminated April 8, 2002.

Employment Agreements


       We have entered into an employment agreement with Declan A. French whereby he will serve as our Chairman of the Board and Chief Executive Officer for a period of 2 years commencing on November 28, 2001. Mr. French shall be paid a base salary of $150,000 and a bonus to be determined by our EBITDA (earnings before interest, taxes, depreciation and amortization) as a percentage of annual gross revenue with a minimum guaranteed bonus of $100,000. The bonus will be paid in cash or shares at our discretion. In April 2002, we issued 588,235 shares of our common stock to Mr. French as payment in full for the bonus due for the fiscal year 2001. In February 2001, we issued 1,200,000 shares of our common stock as payment in full for the bonuses due to Mr. French for the fiscal years of 1999 and 2000 pursuant to the terms of his previous employment agreement. Mr. French continues to serve as our Chairman and Chief Executive Officer.

         In February 1998, in connection with the acquisition of Systemsearch Consulting Services Inc., we entered into a 3-year employment agreement with John R. Wilson whereby he served as President of Systemsearch Consulting Services Inc. at annual salary of $120,000 plus commissions. The agreement was effective as of January 2, 1997. Pursuant to the agreement, Mr. Wilson had control of the day-to-day management of Systemsearch Consulting Services Inc. Mr. Wilson's contract was not renewed, though he continued to be employed by us on a month-to-month basis at an annual salary of $67,000 plus commissions. On April 8, 2002, we closed the office and sold certain assets of Systemsearch Consulting Services Inc. to Mr. Wilson in consideration of the assumption of the lease and certain liabilities. Existing contracts were transferred to head office and all sales and administrative staff were terminated. Mr. Wilson is no longer employed by Thinkpath.

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

         On November 15, 2000, in connection with the business combination with TidalBeach Inc., we entered into an employment agreement with Michael Reid pursuant to which Mr. Reid will serve as our Chief Information Officer and as the President of TidalBeach Inc. The employment agreement is for a term of 2 years commencing on November 15, 2000, with an annual salary of $120,000. Pursuant to the Share Purchase Agreement governing the sale of our subsidiary, Njoyn Software Incorporated to Cognicase Inc., Mr. Reid is being contracted as a consultant to Cognicase for a period of six months until September 1, 2002.

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

         On January 1, 2000, Roger W. Walters, a former director of Thinkpath, was issued an option to purchase 25,000 shares of our common stock at an exercise price of $3.25 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. The option was immediately exercisable and expired on December 31, 2000. Such option was not exercised.

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

          On March 22, 2000, Roger W. Walters, a former director of Thinkpath, was issued an option to purchase 4,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as Executive Vice President of US Operations and as a director. The option shall vest at a rate of 1,333 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

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

          On March 31, 2000, Roger W. Walters, a former director of Thinkpath, was issued an option to purchase 25,000 shares of our common stock at an exercise price of $2.75 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. The option was immediately exercisable and expired on December 31, 2000. Such option was never exercised.

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

         On March 28, 2001, Joel Schoenfeld was issued an option to purchase 25,000 shares of our common stock at an exercise price of $0.67 per share. The option was issued in consideration for services rendered to us in his capacity as an advisor to the Board of Directors. The option shall vest at a rate of 8,333 shares of common stock per year and shall be fully vested on December 26, 2004. The option expires on May 29, 2006. On December 26, 2001, Mr. Schoenfeld resigned from the Board of Directors.

         On March 14, 2001, we repriced 100,000 options belonging to Roger W. Walters to $1.00 per share in consideration of debt forgiveness of $75,000 and the restructuring of debt totaling $250,000 on the notes payable to Mr. Walters in connection with our purchase of Cad Cam, Inc. The options shall be exercisable during the period April 1, 2001 to April 4, 2004.

         No options were issued to any of our officers during the year 2001.

Consulting Agreements


          In May 1998, we entered into a consulting agreement with Robert M. Rubin, one of our former directors, pursuant to which Mr. Rubin is required To assist us in structuring and negotiating acquisitions, strategic partnerships and other expansion opportunities. In exchange for such services, Mr. Rubin has been granted an option to purchase 200,000 shares of our common stock at a purchase price of $2.10 per share. Mr. Rubin has agreed not to sell, transfer, assign, hypothecate or otherwise dispose of the shares of our common stock issuable upon exercise of the options for a period of two years after exercise without our consent. As of the date hereof, we have issued 64,778 shares of our common stock upon Mr. Rubin's exercise of the option.

          On September 13, 2000, we entered into an engagement agreement with Burlington Capital Markets Inc. We agreed to sell to Burlington Capital Markets an aggregate of 250,000 shares of our common stock at a cash purchase price of $.01 per share. We further agreed to issue warrants to purchase an aggregate of 400,000 shares of our common stock according to the following schedule: (i) 100,000 shares at an exercise price of $5.00 per share, exercisable at any time after October 13, 2000; (ii) 100,000 shares at an exercise price of $7.00 per share, exercisable at any time after November 13, 2000; (iii) 100,000 shares at an exercise price of $9.00 per share, exercisable at any time after December 13, 2000, and (iv) 100,000 shares at an exercise price of $11.00 per share, exercisable at any time after February 13, 2001. Such warrants were exercisable in whole or in part 5 years from the respective vesting date and contained a cashless exercise provision and registration rights. Compensation was to be paid to Burlington at a monthly fee of $10,000 for a minimum of six months. The agreement with Burlington was subsequently terminated and no warrants were issued. In the aggregate, Burlington received 425,000 shares of our common stock and $10,000 pursuant to the agreement. The additional 175,000 shares constituted compensation to Burlington Capital Markets Inc. as a settlement on the termination of the agreement.

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

          As a result of an oral agreement between us and Del Mar Consulting Group entered into in December 2000, on January 24, 2001, we executed a written agreement pursuant to which Del Mar Consulting Group shall provide investors' communications and public relations services. Pursuant to the agreement, we issued a non-refundable retainer of 400,000 shares common stock to Del Mar and are required to pay $4,000 per month for on-going consulting services. In addition, we issued Del Mar warrants to purchase 400,000 shares of our common stock at $1.00 per share and 100,000 shares at $2.00 per share which collectively expire January 24, 2005 and are exercisable commencing August 1, 2001. As the agreement to issue the non-refundable retainer was reached in December 2000, the 400,000 shares with a value of $268,000 has been included in the shares issued for services rendered and has been included in acquisition costs and financing expenses for December 31, 2000. The value of the warrants of $216,348 has been included in paid in capital in January 2001 and the expense is being reflected over the six-month period ending August 1, 2001. In April 2001, the warrants were cancelled and new warrants were issued which are exercisable commencing April 2001 and the balance are exercisable commencing August 1, 2001. The value of the change in the warrants of $29,702 has been included in the paid in capital in April 2001. On August 22, 2001, we issued 93,883 shares of our common stock in lieu of fees, for investor communications and public relations services rendered.

          On January 30, 2001, we issued an additional 20,000 shares of our common stock to International Consulting Group for financial consulting services rendered pursuant to the December 14, 2000 consulting agreement between Tsunami Trading Corp. d/b/a Tsunami Financial Communications, International Consulting Group and us.

          On April 1, 2001, we entered into an agreement with Dailyfinancial.com, Inc., a New York corporation, pursuant to which Dailyfinancial will provide services with respect to investor communications and public relations. Dailyfinancial acts a liaison between us and our shareholders, brokers, broker-dealers and other investment professionals. In lieu of fees, we issued Dailyfinancial 90,000 shares of our common stock for services to be rendered for the period between April 1, 2001 to September 30, 2001. On October 3, 2001 we issued an additional 75,000 shares of our common stock in lieu of fees for services to be rendered for the period between October 1, 2001 to December 31, 2001.

          On November 1, 2001, we agreed to amend our agreement with the Series C preferred stockholders, and removed the provision prohibiting the investors from executing short sales of the Company's common stock for as long as they continue to hold shares of Series C preferred stock. The amendment was made in consideration of the investors' waiver of certain penalties and fees for delinquent registration of the common stock underlying the Series C preferred shares.

           On January 9, 2002, we entered into an agreement with Ogilvie Rothchild Inc., an Ontario company, to perform public relations and marketing services. In consideration of these services, we paid Ogilvie Rotchild a retainer of $16,000 and will issue 500,000 shares of our common stock upon successful completion of certain milestones. The agreement can be cancelled by either party at any time.

           On January 15, 2002, we entered into an agreement with David J. Wodar, a consultant operating in Ontario, to assist with investor communications and the development of marketing plans and strategies. In consideration of these services, Mr. Wodar will be paid a monthly fee of $6,500 and will be issued 480,000 shares of our common stock. The agreement is for a term of twelve months and expires on January 15, 2003.

           On April 4, 2002, we retained Johnston & Associates, LLC, a Washington company, to provide strategic governmental relations counseling and marketing representation before the Department of Defense, Congress and targeted companies in connection with marketing the services of our engineering operations related to specific government contracts. Johnston & Associates will be compensated at a rate of $10,000 per month for twelve months beginning April 2002 and ending March 31, 2003. In addition, Johnston & Associates will receive 200,000 warrants of our common stock at the fair market value on the date of grant and will vest at 50% per year.



Stock Option Plans

The 1998 Stock Option Plan

        The 1998 Stock Option Plan is administered by our Compensation Committee or our Board of Directors, which determines among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price. As of the date hereof, we have issued options to purchase 435,000 shares of our common stock underlying the 1998 Stock Option Plan to certain of our directors, employees and consultants.


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

The 2000 Stock Option Plan

         The 2000 Stock Option Plan is administered by our Compensation Committee or our Board of Directors, which determines among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price. As of the date hereof, we have issued options to purchase 435,000 shares of our common stock underlying the 2000 Stock Option Plan to certain of our directors, employees and consultants.

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

The 2001 Stock Option Plan

          The 2001 Stock Option Plan is administered by our Compensation Committee or our Board of Directors, which determines among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price. As of the date hereof, we have issued options to purchase 335,000 shares of our common stock underlying the 2001 Stock Option Plan to certain of our directors, employees and consultants.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 12, 2002, the names and ownership of our common stock beneficially owned, directly or indirectly, by:
(i) each person who is a director or executive officer of Thinkpath; (ii) all directors and executive officers of Thinkpath as a group; and (iii) all holders of 5% or more of the outstanding shares of the common stock of Thinkpath:




Name and Address of                            Amount and Nature of       Percentage of Shares
Beneficial Owner (1)                       Beneficial Ownership (2)                Outstanding


Declan A. French                                     2,889,333  (3)                       13.6%
Laurie Bradley                                                - - -                      - - -
Tony French                                             70,133  (4)                          *
Kelly Hankinson                                        180,167  (5)                          *
John Dunne                                              41,424  (6)                          *
Arthur S. Marcus                                        30,500  (7)                          *
Ronan McGrath                                           25,500  (8)                          *
Robert Escobio                                         200,000  (9)                          *
Roger W. Walters                                     2,882,053 (10)                       13.6%
KSH Strategic Investment Fund I, L.P.                1,994,673 (11)                        9.2%
Stonestreet Capital                                  2,286,879 (12)                        9.9%
Alpha Capital                                        2,286,879 (13)                        9.9%
All Directors and Officers as a
Group (8 persons) (3 - 9)                            3,437,057                            15.9%


 * Less than 1%.

(1) Except as set forth above, the address of each individual is 55 University Avenue, Suite 400, Toronto, Ontario M5J 2H7.

(2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books. We have been informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of April 12, 2002, or 21,018,921 shares, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 523,263 shares of common stock owned by Christine French, the wife of Declan A. French and 101,333 shares of common stock issuable upon the exercise of options granted to Declan A. French that are currently exercisable or exercisable within the next 60 days. Also includes 1,788,235 shares of common stock issued to Declan A. French as a bonus pursuant to his employment agreement.

(4) Includes 126,167 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(5) Includes 1,333 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(6) Includes 1,333 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(7) Includes 27,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days. Excludes 189,267 shares of common stock issued in the name of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our United States legal counsel, of which Mr. Marcus is a partner.

(8) Consists of 25,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(9) Includes 200,000 shares of common stock issued in the name of Aquila Airways Inc., a corporation in which Mr. Escobio's wife is a stockholder.

(10) Includes 100,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.






(11) Includes 315,000 shares of common stock issuable upon options that are currently exercisable or exercisable within the next 60 days and 250,000 shares of common stock issuable upon the exercise of warrants that are currently exercisable or exercisable within the next 60 days.

(12) Includes 1,221,111 shares of common stock issued upon conversion of 175 Series C 7% Preferred stock and up to 1,065,768 shares of common stock issuable upon the conversion and exercise of Series C 7% preferred shares and warrants that are currently exercisable or exercisable within the next 60 days. Pursuant to the Series C 7% Preferred Share Agreement, as amended, such shareholder may not beneficially own more than 9.9% of our common stock at any time.

(13) Includes 1,309,277 shares of common stock issued upon conversion of 175 Series C 7% Preferred stock and up to 977,602 of common stock issuable upon the conversion and exercise of Series C 7% preferred shares and warrants that are currently exercisable or exercisable within the next 60 days. Pursuant to the Series C 7% Preferred Share Agreement, as amended, such shareholder may not beneficially own more than 9.9% of our common stock at any time.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         In April 1998, we acquired all the issued and outstanding capital stock of Systemsearch Consulting Services Inc. and Systems PS Inc. from John R. Wilson for aggregate consideration of $98,000 and 174,551 shares of our common stock. The acquisition was effective as of January 2, 1997. Systems PS Inc. is currently inactive but holds certain assets utilized by Systemsearch Consulting Services Inc. in its operations. Mr. Wilson was not affiliated with us prior to the acquisition. Mr. Wilson was terminated on April 8, 2002.

         On May 19, 1998, we completed the acquisition of all the issued and outstanding capital stock of International Career Specialists Ltd. for $326,000 in cash and 130,914 shares of our common stock to John A. Irwin, a former officer of Thinkpath. In connection with the acquisition, International Career Specialists Ltd. made a distribution to Mr. Irwin of certain of its assets that were not necessary for the operation of the business. The transaction was effective as of January 1, 1998. Mr. Irwin was not affiliated with us prior to the acquisition. Mr. Irwin was terminated August 1, 2000.

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

        In May 1998, we entered into a consulting agreement with Robert M. Rubin, one of our former directors, pursuant to which Mr. Rubin will assist us in structuring and negotiating acquisitions, strategic partnerships and other expansion opportunities. In exchange for such services, Mr. Rubin received an option to purchase 200,000 shares of our common stock at a purchase price of $2.10 per share. Mr. Rubin has agreed not to sell, transfer, assign, hypothecate or otherwise dispose of the shares of our common stock issuable upon exercise of the option for a period of 2 years after exercise without our consent. As of the date hereof we have issued 64,778 shares of common stock upon Mr.
Rubin's exercise of the option.

         In November 1998, we purchased certain assets of Southport Consulting, Inc. from Michael Carrazza, one of our former directors, for an aggregate of $300,000 in cash and 40,000 shares of our common stock. In February 2001, Mr. Carrazza instituted an action against us in the Supreme Court of the State of New York Michael Carrazza instituted an action against us in the Supreme Court of the State of New York, County of New York, Index No. 600553/01, alleging breach of contract and unjust enrichment and seeking at least $250,000.00 in damages. Specifically, Mr. Carrazza claimed that we failed to deliver cash or stock to Mr. Carrazza under an asset purchase agreement pursuant to which we acquired certain assets of Southport Consulting Co. We filed a counterclaim against Mr. Carrazza, seeking $162,000.00 in damages, plus punitive damages and attorneys' fees, on the ground that Mr. Carrazza, as then president and sole stockholder of Southport Consulting Co., fraudulently induced us into executing the asset purchase agreement by misrepresenting the value of the assets being purchased. After the commencement of discovery, Mr. Carrazza filed a motion for summary judgment, which was granted in his favor. A hearing to determine damages has not yet been conducted. We have filed a notice of appeal of the court's order.

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

           On January 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of ObjectArts Inc., an Ontario corporation, in consideration of: (i) the issuance of $900,000 of our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our acquisition of ObjectArts Inc.; and (iii) the issuance of $1,100,000 of our common stock to the existing shareholders of ObjectArts Inc. As part of the transaction, we entered into employment agreement with Marilyn Sinclair, a former officer of ObjectArts Inc. Such employment agreement was for a term of 3 years commencing on January 1, 2000, the effective date of the acquisition, with an annual salary of $82,000. Ms. Sinclair was not affiliated with us prior to the acquisition. On March 9, 2001 Ms. Sinclair resigned as an officer of Thinkpath. On April 9, 2001, Ms. Sinclair resigned from our Board of Directors.

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

         On November 15, 2000, we consummated a business combination with TidalBeach Inc., an Ontario-based Web development company. In consideration for the business combination, we issued 250,000 shares of our common stock to the two shareholders of TidalBeach Inc. As part of the transaction, we entered into an employment agreement with Michael Reid, the former President of TidalBeach Inc. Such employment agreement is for a term of 2 years commencing on November 15, 2000 with an annual salary of $123,000. Pursuant to the Share Purchase Agreement governing the sale of our subsidiary, Njoyn Software Incorporated to Cognicase Inc., Mr. Reid is being contracted as a consultant to Cognicase for a period of six months until September 1, 2002.

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

         During the fiscal year ended December 31, 2000 we paid to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our United States legal counsel, approximately $100,000 and issued 30,632 shares of common stock in consideration for legal services rendered. Arthur S. Marcus, one of our directors, is a partner of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP.

         During the fiscal year ended December 31, 2001 we paid to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our United States legal counsel, Approximately $180,000 and issued 158,635 shares of common stock in consideration for legal services rendered. Arthur S. Marcus, one of our directors, is a partner of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Financial Statements.  See pages F-1 through to F-34.

(b)    Reports on Form 8-K.

         On October 1, 1999, Thinkpath filed a report on Form 8-K to disclose the acquisition of Cad Cam, Inc.

         On November 15, 1999, Thinkpath filed a report on Form 8-K to disclose the execution of an agreement and plan of merger by and among Thinkpath, IT Acquisition Corp. and Trans Global Services, Inc. Such merger was never completed.

         On March 21, 2002, Thinkpath filed a report on Form 8-K to disclose the disposition of its subsidiary, Njoyn Software Incorporated.

(c)          Exhibits.

1.1      Form of Underwriting Agreement(1)
3.1      Bylaws of Thinkpath Inc.(1)
3.2      Articles of Incorporation dated February 11, 1994(1)
3.3      Articles of Amendment dated February 15, 1996(1)
3.4      Articles of Amendment dated April 15, 1998(1)
3.5      Articles of Amendment dated August 6, 1998(1)
3.6      Articles of Amendment dated January 19, 1999(1)
4.2      Form of Underwriters' Warrant(1)
4.3      Specimen Common Share Certificate(1)
10.1     Form of Financial Consulting Agreement(1)
10.2     1998 Stock Option Plan(1)
10.3(a)  Lease of Thinkpath Inc.'s headquarters in Toronto, Ontario(1)
10.3(b)  Lease of Thinkpath Inc.'s office in New York, New York(1)
10.3(c)  Lease of Thinkpath Inc.'s office in Etobicoke, Ontario(1)
10.3(d)  Lease of Thinkpath Inc.'s office in Scarborough, Ontario(1)
10.3(e)  Lease of Thinkpath Inc.'s office in Ottawa, Ontario(1)
10.4 Employment Agreement between Thinkpath Inc. and Declan French dated August 1998(1)
10.5 Employment Agreement between Thinkpath Inc. and John A. Irwin dated May 18, 1998(1)
10.6 Employment Agreement between Thinkpath Inc. and John R. Wilson dated February 8, 1998(1)
10.7 Employment Agreement between Thinkpath Inc. and Roger Walters dated September 16, 1999(2)
10.8     Form of consulting agreement for Thinkpath Inc.'s independent contractors(1)
10.9     Form of services agreement for Thinkpath Inc.'s customers(1)
10.10 Agreement for the acquisition of the capital stock of International Career Specialists Ltd.(1)
10.11 Agreement for the acquisition of the capital stock of Systemsearch Consulting Services Inc. and Systems PS Inc.(1)
10.12    Agreement for the acquisition of the capital stock of Cad Cam, Inc.(2)
10.13 License Agreement between Thinkpath Inc. and International Officer Centers Corp. dated August 1, 1998(2)
10.13 License Agreement between Thinkpath Inc. and International Officer Centers Corp. dated August 1, 1998(1)
10.14    Consulting Agreement between Thinkpath Inc. and Robert M. Rubin(1)
10.15    Form of Employment Agreement with Confidentiality Provision(1)
10.16 Asset Purchase Agreement between Thinkpath Inc. and Southport Consulting Company(1)
10.17    2000 Stock Option Plan(3)
10.18 Share Purchase Agreement between Thinkpath Inc. and MicroTech Professionals, Inc. dated April 25, 2000(4)
10.19 Non-Binding Letter of Intent between Thinkpath Inc. and Aquila Holdings Limited dated October 4, 2000(4)
10.20 Share Purchase Agreement between Thinkpath Inc. and TidalBeach Inc. dated October 31, 2000(5)
10.21 Consulting Agreement between Thinkpath Inc., and Tsunami Trading Corp. d/b/a Tsunami Financial Communications and International Consulting Group, Inc. dated December 14, 2000(5)
10.23 Share Purchase Agreement by and among Cognicase Inc. and Thinkpath Inc. dated March 1, 2002 (7)
10.24 Employment Agreement between Thinkpath Inc. and Declan French dated November 28, 2001 (8)
10.25 Employment Agreement between Thinkpath Inc. and Laurie Bradley dated January 29, 2001 (8)
10.26 Employment Agreement between Thinkpath Inc. and Tony French dated March 1, 2001 (8)
10.27 Employment Agreement dated between Thinkpath Inc. and Kelly Hankinson dated March 1, 2001 (8)
10.28 Agreement between Thinkpath Inc. and entrenet(2) Capital Advisors, LLC dated November 5, 2001.
10.29 Agreement between Thinkpath Inc. and Olgivie Rothchild Inc. dated January 9, 2002 (8)
10.30    Agreement between Thinkpath Inc. and Dave Wodar dated January 15, 2002
         (8)
23       Consent of Schwartz, Levitsky, Feldman LLP, Independent Auditors (8)

------
(1) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on May 26, 1999.
(2) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on October 1, 1999.
(3) Incorporated by reference to Thinkpath Inc.'s Proxy Statement on Form Def-14A filed on May 22, 2000.
(4) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on April 25, 2000.
(5) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on January 12, 2001.
(6) Incorporated by reference to Thinkpath Inc.'s Proxy Statement on Form Def-14A filed on May 21, 2001.
(7) Incorporated by reference to Thinkpath Inc,'s report on Form 8-K filed on March 21, 2002.
(8)  Included herewith.

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

                                    Dated: April 16, 2002

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ DECLAN A. FRENCH           Chairman and Chief Executive   April 16, 2002
---------------------------    Officer
Declan A. French               (Principal Executive Officer)


/S/ LAURIE BRADLEY             President                      April 16, 2002
---------------------------    (Principal Executive Officer)
Laurie Bradley


/S/ KELLY HANKINSON            Chief Financial Officer        April 16, 2002
--------------------------     and Director
Kelly Hankinson                (Principal Accounting Officer)


                               Director                       April 16, 2002
---------------------------
John Dunne


/S/ ARTHUR S. MARCUS           Director                       April 16, 2002
---------------------------
Arthur S. Marcus


                               Director                       April 16, 2002
---------------------------
Ronan McGrath



/S/ ROBERT ESCOBIO             Director                       April 16, 2002
---------------------------
Robert Escobio