Form 10-Q
period 2002-03-31
THINKPATH INC
filed 2002-05-20
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                               OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ____________ TO ________________

                        COMMISSION FILE NUMBER __________

                                 THINKPATH INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


         ONTARIO                                            52-209027
-------------------------                             --------------------
  (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                         55 UNIVERSITY AVENUE, SUITE 400
                        TORONTO, ONTARIO, CANADA M5J 2H7
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

                 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK
                 HELD BY NON-AFFILIATES BASED UPON THE LAST SALE
               PRICE ON MAY 16, 2002 WAS APPROXIMATELY $1,921,985.

                AS OF MAY 16, 2002 THERE WERE 25,718,983 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 YES X      NO _____

                                 THINKPATH INC.
                  MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                     Page Number


Item 1.  Financial Statements

Interim Consolidated Balance Sheets as of March 31, 2002,
         December 31, 2001...................... ............................5,6
Interim Consolidated Statements of Income for the three months ended
         March 31, 2002 and 2001...............................................7
Interim Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2002..................................................8
Interim Consolidated Statements of Cash Flows for the three months ended
         March 31, 2002 and 2001............. .................................9
Notes to Interim Consolidated Financial Statements............................10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........27

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................27
Item 2.  Changes in Securities and Use of Proceeds ...........................28
Item 3.  Defaults Upon Senior Securities .....................................28
Item 4.  Submission of Matters to a Vote of Security Holders .................28
Item 5.  Other Information ...................................................29
Item 6.  Exhibits and Reports on Form 8-K ....................................29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF MARCH 31, 2002 (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)



THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                     March 31,        December 31,
                                                       2002              2001
                                                       ----              ----
                                                         $                $
                                     ASSETS
CURRENT ASSETS
    Cash                                                 90,230          482,233

    Accounts receivable                               5,068,863        5,502,113
    Inventory                                            43,252           40,057

    Income taxes receivable                             428,888          431,817

    Prepaid expenses                                    356,720          345,341

                                                     ----------       ----------

                                                      5,987,954        6,801,561

CAPITAL ASSETS                                        2,759,745        2,859,340

GOODWILL                                              5,128,991        5,128,991


INVESTMENT IN NON-RELATED COMPANIES                   1,013,926        1,013,926

LONG-TERM RECEIVABLE                                     83,450           83,450

OTHER ASSETS                                            411,955        1,287,710
                                                     ----------       ----------
                                                     15,386,020       17,174,978
                                                     ==========       ==========




THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                     March 31,        December 31,
                                                       2002              2001
                                                       ----              ----
                                                         $                $
                                   LIABILITIES
CURRENT LIABILITIES


    Bank indebtedness                                 5,067,527        5,039,171
    Accounts payable                                  3,154,846        4,073,444
    Deferred revenue                                    316,710          365,023
    Current portion of long-term debt                   368,044          528,285
    Current portion of notes payable                    150,000          150,000
                                                     ----------       ----------
                                                      9,057,128       10,155,923



DEFERRED INCOME TAXES                                   150,380          150,380

LONG-TERM DEBT                                          479,340          582,432

NOTES PAYABLE                                         2,302,500        2,340,000

LIABILITIES PAYABLE IN CAPITAL STOCK                    225,000          699,297
                                                     ----------       ----------
                                                     12,214,348       13,928,032
                                                     ----------       ----------


                              STOCKHOLDERS' EQUITY

CAPITAL STOCK                                        27,296,414       26,571,481

DEFICIT                                             (23,242,194)     (22,719,044)

ACCUMULATED OTHER COMPREHENSIVE LOSS                   (882,549)        (605,491)

                                                     ----------       ----------
                                                      3,171,672        3,246,946
                                                     ----------       ----------
                                                     15,386,020       17,174,978
                                                     ==========       ==========







          The accompanying notes are an integral part of these interim consolidated financial statements.



THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                         2002          2001
                                                     -------------  -----------
                                                         $               $

REVENUE                                               7,405,677      10,441,155

COST OF SERVICES                                      5,498,402       6,845,192

                                                    -----------     -----------
GROSS PROFIT                                          1,907,275       3,595,963


OTHER INCOME                                               --            12,429
                                                    -----------     -----------
                                                      1,907,275       3,608,392
                                                    -----------     -----------
EXPENSES
  Administrative                                      1,151,074       1,283,932
  Selling                                             1,041,162       1,582,039
  Depreciation and amortization                         298,155         477,182
  Restructuring costs                                      --           241,451
                                                    -----------     -----------
                                                      2,490,391       3,584,605
                                                    -----------     -----------
INCOME (LOSS)FROM CONTINUING OPERATIONS
  BEFORE INTEREST CHARGES                              (583,116)         23,787

  Interest Charges                                      235,579         232,706
                                                    -----------     -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                  (818,695)       (208,919)

  Income taxes (recovery)                               (25,410)        203,962
                                                    -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS               (793,285)       (412,881)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
  (INCLUDING GAIN ON DISPOSAL OF $401,027)              293,815         (77,415)
                                                    -----------     -----------

NET INCOME (LOSS)                                      (499,470)       (490,296)

PREFERRED STOCK DIVIDEND REQUIREMENTS                    23,680         226,500
                                                    -----------     -----------

EARNINGS APPLICABLE TO COMMON STOCK                    (523,150)       (716,796)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
  OUTSTANDING BASIC AND FULLY DILUTED                17,640,438      13,025,123
                                                    ===========     ===========
INCOME (LOSS) PER WEIGHTED AVERAGE
  COMMON STOCK BEFORE PREFERRED DIVIDENDS
  BASIC AND FULLY DILUTED                                 (0.03)          (0.04)
                                                    ===========     ===========
INCOME (LOSS) PER WEIGHTED AVERAGE
  COMMON STOCK AFTER PREFERRED DIVIDENDS
  BASIC AND FULLY DILUTED                                 (0.03)          (0.06)
                                                    ===========     ===========


                 The accompanying notes are an integral part of
                these interim consolidated financial statements.



THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND THE YEAR ENDED DECMEBER 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                                                        ACCUMULATED
                                   COMMON STOCK        PREFERRED STOCK          CAPITAL                                     OTHER
                                     NUMBER OF         NUMBER OF SHARES          STOCK        RETAINED   COMPREHENSIVE COMPREHENSIVE
                                      SHARES         A         B        C       AMOUNTS       EARNINGS   INCOME (LOSS) INCOME (LOSS)
                                   -------------- --------- -------- -------- ------------ -------------                ------------

Balance as of December 31, 2000       11,915,138    1,050      750      -      23,759,415    (12,306,862)                  (653,547)


Net loss for the year                    -           -         -        -          -          (9,683,442)   (9,683,442)
                                                                                                         -------------
Other comprehensive income (loss), net of tax:
   Foreign currency translation          -           -         -        -          -             -             209,506
   Adjustment to market value            -           -         -        -          -             -            (161,450)
                                                                                                         -------------
 Other comprehensive income                                                                                     48,056       48,056
                                                                                                         -------------
Comprehensive loss                                                                                          (9,635,386)
                                                                                                         =============
Issuance of common stock for cash        525,000     -         -         -        400,000        -

Issuance of preferred stock              -           -         -       1,230    1,230,000        -

Options exercised                         22,122     -         -         -              1        -

Common stock and warrants issued
in consideration of services             714,267     -         -        -         519,994        -

Reduction in common stock payable        596,667     -         -        -         709,005        -

Dividend on preferred stock              -           -         -        -         414,848       (444,647)

Conversion of preferred stock to
common stock                           3,864,634   (1,050)    (750)     (285)       -             -

Beneficial conversion on
Issuance of preferred stock              -           -         -        -         284,093       (284,093)

Debt settled through the issuance
of common stock                           93,883     -         -        -          44,125        -

Allowance for deferred taxes
recoverable on issue expenses            -           -         -        -        (790,000)       -
                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of December 31, 2001       17,731,711     -         -         945   26,571,481    (22,719,044)                  (605,491)
                                   ============== ========= ======== ======== ============ ==============               ============
Net loss for the period                  -           -         -        -          -            (499,470)     (499,470)
                                                                                                         -------------
Other comprehensive income (loss), net of tax:
   Foreign currency translation          -           -         -        -          -             -            (277,058)
   Adjustment to market value            -           -         -        -          -             -                -
                                                                                                         -------------
 Other comprehensive income                                                                                   (277,058)    (277,058)
                                                                                                         -------------
Comprehensive loss                                                                                            (776,528)
                                                                                                         =============
Reduction in common stock payable      1,756,655     -         -        -         474,297        -

Dividend on preferred stock              -           -         -        -          21,617        (21,617)

Conversion of preferred stock to
common stock                             541,593     -         -         (65)       -             -

Beneficial conversion on
Issuance of preferred stock              -           -         -        -           2,063         (2,063)

Debt settled through the issuance
of common stock                        1,253,752     -         -        -         226,956        -
                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of March 31, 2002          21,283,711     -         -         880   27,296,414    (23,242,194)                  (882,549)
                                   ============== ========= ======== ======== ============ ==============               ============



              The accompanying notes are an integral part of these
                   interim consolidated financial statements.



THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                        2002         2001
                                                                        ----         ----
                                                                          $           $

Cash flows from operating activities
Net income (loss)                                                      (499,470)   (490,296)
                                                                     ----------    --------
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:

          Amortization                                                  374,625     560,586
          Decrease (increase) in accounts receivable                    581,480    (159,078)
          Decrease (increase) in prepaid expenses                       (11,272)   (168,092)
          Increase (decrease) in accounts payable                    (1,087,036)   (327,405)
          Decrease (increase) in deferred income taxes                     --       200,000
          Decrease (increase) in inventory                               (3,169)     25,233
          Increase (decrease) in deferred revenue                       (48,542)    (23,710)
          Common stock and warrants issued for services                    --       246,980
          Gain on disposal of subsidiary                               (401,027)       --
                                                                     ----------    --------
     Total adjustments                                                 (593,019)    354,514
                                                                     ----------    --------
     Net cash used in operating activities                           (1,092,489)   (135,782)
                                                                     ----------    --------


Cash flows from investing activities
     Purchase of capital assets                                        (222,577)    (62,089)
     Increase in long-term receivable                                      --      (139,956)
     Proceeds on disposal of subsidiary                               1,320,786        --
                                                                     ----------    --------
 Net cash used in investing activities                                1,098,209    (202,045)
                                                                     ----------    --------


Cash flows from financing activities
     Repayment of notes payable                                         (37,500)    (73,574)
     Repayment of long-term debt                                       (335,861)   (219,734)
     Cash received (paid) on long-term debt                                --       225,000
     Proceeds from issuance of common stock                                --       400,000
     Increase (decrease) in bank indebtedness                           (28,356)    354,019
                                                                     ----------    --------
      Net cash provided by financing activities                        (401,717)    685,711
                                                                     ----------    --------

Effect of foreign currency exchange rate changes                          5,916    (347,884)
                                                                     ----------    --------

Net increase (decrease) in cash and cash equivalents                   (392,003)       --
Cash and cash equivalents
     -Beginning of period                                               482,233        --
                                                                     ----------    --------
     -End of period                                                      90,230        --
                                                                     ==========    ========

SUPPLEMENTAL CASH ITEMS:
     Interest paid                                                      239,865     116,553
                                                                     ==========    ========
     Income taxes paid (recovered)                                      (25,410)      3,962
                                                                     ==========    ========

SUPPLEMENTAL NON-CASH ITEM:
     Preferred stock dividend                                            23,680     226,500
     Common shares issued for liabilities                               701,253        --
                                                                     ==========    ========












          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


1.  MANAGEMENT'S INTENTIONS

      Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant operating losses, working capital deficiencies, and violation of certain loan covenants. At March 31, 2002, the Company had a working capital deficiency of $3,070,000, a deficit of $23,242,194 and has suffered recurring losses from operations.

      With insufficient working capital from operations, the Company's primary sources of cash have been a revolving line of credit with Bank One and proceeds from the sale of equity securities. At March 31, 2002, the balance of the revolving line of credit was $4,200,000 based on eligible receivables of $4,700,000. The revolving line of credit agreement requires the Company to meet various restrictive convenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At March 31, 2002 and thereafter, the company did not comply with the covenants contained in the revolving line of credit agreement. The bank has indicated its intent to enter into a forbearance agreement in which it would refrain from exercising any right or remedies based on continuing or existing defaults. If the company is not successful in procuring a forbearance agreement or alternative financing arrangements, it may be required to issue additional securities that may result in the substantial dilution to existing shareholders.

      As at May 17, 2002, management's plans to mitigate and alleviate these adverse conditions and events include:

       A. Ongoing restructuring of operations relating to the closure of non-profitable offices, termination of redundant staff and the institution of other cost cutting measures. See Note 14. Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs and will permit partial payments to vendors and interest payments on all debt.

       B. Ongoing discussions to secure a new credit facility in place of Bank One.

       C. Ongoing efforts to procure cash through a private placement of debt, equity or warrant securities.

       D. Settlement of an outstanding insurance claim related to the loss of assets and business for two offices impacted by the terrorist events of September 11, 2001.

       E. Focus on growing the technical publications, e-learning and engineering services division. Increase sales by providing defense related services to United States military suppliers. During the last nine months, this division has secured several large defense related contracts that will have a significant impact on the company's operations in 2002.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a) Going Concern

       These interim consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate sufficient working capital from operations and external investors. These interim consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the interim consolidated financial statements. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations. These interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    b) Change of Name

       The company changed its name from IT Staffing Ltd. to Thinkpath.com Inc. on February 24, 2000. On June 6, 2001, the company changed its name from Thinkpath.com Inc. to Thinkpath Inc.


    c) Principal Business Activities

       Thinkpath Inc. is an information technology and engineering services company which, along with its subsidiaries Systemsearch Consulting Services Inc., Thinkpath US Inc. (formerly Cad Cam Inc.), Thinkpath Michigan Inc. (formerly Cad Cam of Michigan Inc.), Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.), Thinkpath Training Inc. (formerly ObjectArts Inc.) Thinkpath Training US Inc.(formerly ObjectArts US Inc.), MicroTech Professionals Inc., Njoyn Software Incorporated, and TidalBeach Development Inc., provides engineering, staffing, training and technology services to enhance the resource performance of clients.

    d) Basis of interim consolidated financial statement presentation

       The interim consolidated financial statements include the accounts of the company and its controlled subsidiaries. The earnings of the subsidiaries are included from the date of acquisition for acquisitions accounted for using the purchase method. For subsidiaries accounted for by the pooling of interest method their earnings have been included for all periods reported. All significant inter-company accounts and transactions have been eliminated.


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

    k) Revenue
       1) The company provides the services of engineering and information technology staff on a project basis. The services provided are defined by guidelines to be accomplished by milestone and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery has occurred, the fee is fixed or determinable and collection reasonably assured.
       2) The company provides the services of information technology consultants on a contract basis and revenue is recognized as services are performed.
       3) The company places engineering and information technology professionals on a permanent basis and revenue is recognized upon candidates' acceptance of employment. If the company receives non-refundable upfront fees for "retained searches", the revenue is recognized upon candidates' acceptance of employment.
       4) The company provides advanced training and certification in a variety of technologies and revenue is recognized on delivery.
       5) The company licenses software in the form of a Human Capital Management System called Njoyn. The revenue associated with providing this software consists of an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements is based on the company's determination of the fair value of the elements if they had been sold separately. The set-up fee and customization revenue is recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract.
          Revenue is recognized on a percentage of completion basis for contracts with significant amounts of customization and clearly defined milestones agreed with the customer and an enforceable right to invoice and collect on a partial completion basis. For contracts which require significant customization and without clearly defined milestones, an inability to estimate costs, revenue is reflected on a completed contract basis. To date the customization and set up fees totaled approximately $200,000. On March 1, 2002 the Company sold its subsidiary, Njoyn Software Incorporated to Cognicase Inc, a Canadian company. The net proceeds after broker fees were $1,350,000 of which $800,000 was received in cash and $550,000 was received in unrestricted common shares. The shares were sold on March 11, 2002 for value of $524,673.19. As part of the transaction, Cognicase assumed the entire staff in the technology division.
       6) Revenue for the training is recorded as the services are rendered and the ongoing monthly fee is recorded each calendar month. There is no additional fee for hosting. The company signs contracts for the customization or development of SecondWave in accordance with specifications of its clients. The project plan defines milestones to be accomplished and the costs associated. These amounts are billed as they are accomplished and revenue is recognized as the milestones are reached. The work in progress for costs incurred beyond the last accomplished milestone is reflected at the period end. To date these amounts have not been material and have not been set up at the period ends. The contracts do not include any post-contract customer support. Additional customer support services are provided at standard daily rates, as services are required.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

       In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company began applying the new accounting rules effective January 1, 2002.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

v)     Advertising Costs
       Advertising costs are expensed as incurred. For the three months ended March 31, 2002, advertising expense was $68,772. For the three months ended March 31, 2001 advertising expense was $123,240.


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
                                                      =========

       On December 31, 2001, the Company had written off a portion of the goodwill related to its investment in Systemsearch Consulting Services Inc.

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
                                                      =========

       On December 31, 2000, the Company had written off the goodwill related to its investment in International Career Specialists Ltd.

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
                                                      ---------

                                                      $ 250,000
                                                      =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


       Cad Cam Inc. and its subsidiaries Cad Cam of Michigan Inc., Cad Cam Technical Services Inc., and Cad Cam Integrated Systems Inc. was acquired during 1999 for $6,000,000. This amount was paid as follows: $2,000,000 paid in cash and $500,000 in common stock on the date of closing. The balance consists of three notes payable totaling $2,500,000 and $1,000,000 in the form of common stock to be issued with the final note payable. The documents were executed at the end of September 1999 and the operations consolidated with the company from October 1, 1999. The terms of the note payable were subsequently restructured.(Note 12)

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
                                                      ===========


     MicroTech Professionals Inc., was acquired effective April 1, 2000 for $4,500,000.The amount was to be paid in two installments, based on certain revenue requirements to be met by MicroTech Professionals Inc. The requirements have been met. First Instalment: 133,333 common stock issued on closing, $1,250,000 cash paid on closing, $750,000 by a three year promissory note bearing interest at 1/2% above prime paid semi-annually issued on closing. Second Instalment: $625,000 in common stock, $875,000 cash, $500,000 by a three-year promissory note bearing interest at 1/2% above prime paid semi-annually. The acquisition was accounted for by the purchase method and the operations have been included in the consolidated operations from April 1, 2000. Refer to note 21(a) for supplemental information.

     The terms of payment were subsequently restructured. (Note 12)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

       On November 15, 2000, Thinkpath Inc. combined with TidalBeach Inc., a software developer, and in exchange for all of the outstanding shares of TidalBeach Inc., issued 250,000 common stock. The combination has been accounted for as a pooling of interests and the results of TidalBeach Inc. have been included for all periods presented. Refer to note 20(b) for supplemental information concerning TidalBeach Inc.



5.  ACCOUNTS RECEIVABLE
                                                   March 31,       December 31,
                                                       2002               2001
                                                          $                  $

    Accounts receivable                           5,598,120          6,079,676
    Less: Allowance for doubtful accounts          (529,257)          (577,563)
                                                  ---------          ---------
                                                  5,068,863          5,502,113
                                                  =========          =========


6. CAPITAL ASSETS
                                          March 31,                December 31,
                                           2002                          2001
                               -----------------------------------   -----------
                                           ACCUMULATED
                                  COST     AMORTIZATION       NET         NET
                                   $           $               $           $

   Furniture and equipment        787,934      451,904      336,030      344,693
   Computer equipment
     and software               6,345,817    4,095,627    2,250,190    2,322,887
   Leasehold improvements         486,508      312,983      173,525      191,760
                                ---------    ---------    ---------    ---------
                                7,620,259    4,860,514    2,759,745    2,859,340
                                =========    =========    =========    =========
   Assets under capital lease     884,935      444,377      440,558      474,485
                                =========    =========    =========    =========

  Amortization for the three months ended March 31, 2002 amounted to $257,205. Amortization includes amortization of assets under capital lease of $33,927.

  Amortization for the year ended December 31, 2001 amounted to $1,594,709. Amortization includes amortization of assets under capital lease of $146,217 for the year ended December 31, 2001.


6.         INVESTMENT IN NON-RELATED COMPANIES

           Investment in non-related companies are represented by the following:

                                          March 31,       December 31,
                                              2002               2001

                Conexys                   $667,511           $667,511
                Digital Cement             346,415            346,415
                Lifelogix                       --                 --
                                        ----------         ----------
                Total                   $1,013,926         $1,013,926
                                        ==========         ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


      i) Conexys
      During the year ended December 31, 1999, $383,146 of the Conexys investment was included as a short-term investment as the company had intended to sell these shares on the open market. During fiscal 2000, the company acquired additional shares of Conexys at a cost of approximately $284,365 in consideration of services rendered and reclassified the total investment as available for sale. Since the shares of Conexys trade on the Bermuda Stock Exchange, the fair value was determined based on the stock price.

      ii) Digital Cement
      During fiscal 2000, the company acquired 1,125,000 shares of Digital Cement, representing approximately 4% of that company's shares in consideration of the co-licensing of SecondWave, software developed by TidalBeach Inc., a wholly-owned subsidiary of Thinkpath Inc. The value of these shares was determined to be approximately $507,865 based on a offer to a third party to purchase shares in the company at a price of $0.50 per share. During 2001, the fair value adjusted to $346,415 with a charge of $161,450 to comprehensive income.

      iii) Lifelogix
      During 2000, the company acquired a twenty percent interest in LifeLogix in consideration of the source code for Secondwave, the software which supports LifeLogix's human stress and emotions management systems. The value of these shares is approximately $142,715. This investment has been accounted for on the cost basis as the company does not have significant influence over LifeLogix. This investment was written off in 2001.

      The acquisition of additional shares in 2000 of Conexys and the acquisition of shares of Digital Cement and the investment in LifeLogix were reflected at the estimated fair market value of the shares received which represents the more determinable value in the exchange. Revenue includes $932,927 arising from these transactions was reported in 2000.


   8. GOODWILL

       Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the following companies:





                                                             March 31,                 December 31,
                                                               2002                        2001
                                                -------------------------------------- ------------
                                                              ACCUMULATED
                                                   COST      AMORTIZATION      NET            NET
                                                     $            $             $              $

           Systemsearch Consulting Services        448,634      303,337        145,297       145,297
           International Career Specialists        850,597      850,597           --              --
           Cad Cam Inc.                          5,518,858      535,164      4,983,694     4,983,694
           MicroTech Professionals Inc.          3,009,198    3,009,198           --              --
           E-Wink Inc.                           2,433,700    2,433,700           --              --
                                                ----------   ----------     ----------    ----------
                                                12,260,987    7,131,996      5,128,991     5,128,991
                                                ==========   ==========     ==========    ==========

          Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These statements require the Company to evaluate the carrying value of our goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in writedowns that could adversely affect the Company's earnings. The company has not yet determined the effect of impairment tests on its earnings and financial position. Under these statements, goodwill will no longer be amortized.

          Amortization for the year ended December 31, 2001 was $454,908. Effective July 1, 2001, the Company changed its amortization period from 30 to 15 years on a prospective basis.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


       In accordance with the requirements of SFAS 121, the impairment of goodwill resulted in the writedown of the following amounts;

                                                  2001           2000
                                               ----------      ---------
           Systemsearch Consulting Services       238,673           --
           MicroTech Professionals Inc.         2,762,718           --
           International Career Specialists          --          679,568
           E-Wink Inc.                               --        2,433,700
                                               ----------     ----------

                                                3,001,391      3,113,268
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


9. OTHER ASSETS
                                                March 31,      December 31,
                                                    2002              2001

                                                     $                $

    Deferred development cost                      66,671          993,765
    Deferred financing costs                      100,000               --
    Deferred contract(net of accumulated
         amortization of $640,000)                200,000          250,000
    Cash surrender value of life insurance         45,284           43,945
                                                ---------        ---------
                                                  411,955        1,287,710
                                               ==========       ==========

    Amortization for the three months ended March 31, 2002 amounted to $117,600.

    Amortization for the year ended December 31, 2001 amounted to $510,038.


10.   BANK INDEBTEDNESS

    i)  March 31, 2002
    At March 31, 2002, the Company had $4,200,000 outstanding with Bank One. The revolving line of credit provided for a maximum borrowing amount of $4,700,000 at variable interest rates based on eligible accounts receivable. The revolving line of credit agreement requires the Company to meet various restrictive covenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At March 31, 2002 and thereafter, the Company was not in compliance with the covenants contained in the revolving line of credit agreement. Bank One has indicated its intention to enter into a forbearance agreement with the Company in which the bank would refrain from exercising any rights or remedies based on existing or continuing defaults, including accelerating the maturity of the loans under the credit facility.

    ii)  December 31, 2001
    At December 31, 2001, the Company had $4,870,000 outstanding with Bank One. The revolving line of credit provided for a maximum borrowing amount of $4,760,000 at variable interest rates based on eligible accounts receivable. At December 31, 2001, the Company had an overdraft of $110,000. The Company does not have an authorized overdraft facility with Bank One, however the bank has allowed an overdraft of up to $500,000 on a regular basis for approximately ten weeks. At December 31, 2001 and thereafter, the Company was not in compliance with the covenants contained in the revolving line of credit agreement.

    As a result of the default on the loan covenants governing our credit line facility, Bank One restricted our repayment of certain subordinated loans and notes payable. The parties affected by this restriction, included the Business Development Bank of Canada, Roger Walters and Denise Dunne.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


11. LONG-TERM DEBT

i)  March 31, 2002
    At March 31, 2002, the Company had $402,670 in subordinated debt outstanding to the Business Development Bank of Canada. The loan agreements require the Company to meet a certain working capital ratio. At March 31, 2002 and thereafter, the Company was not in compliance with the covenant contained in the loan agreements. In March 2002, the company began principal repayment of its subordinated loans with the Business Development Bank of Canada after a nine month deferment. Also in March 2002, the Business Development Bank consolidated the Company's loans and established a new repayment schedule with extended maturity dates. The company is current in its interest obligations.

ii) December 31, 2001
    At December 31, 2001, the Company had $419,079 in subordinated debt outstanding to the Business Development Bank of Canada. At December 31, 2001 and thereafter, the Company was not in compliance with the covenant contained in the loan agreements. The Business Development Bank of Canada agreed to postpone principal repayment of its subordinated loans until March 2002.



                                                         March 31,       December 31,
                                                             2002               2001
                                                              $                  $
     a) Included therein:
     Several loans with Business Development Bank of
     Canada ("BDC") secured by a general security
     agreement at various interest rates and royalties.    402,670           419,079

     A loan with Bank One that was payable in 19
     remaining monthly payments of $13,889 with interest
     at 6% at December 31, 2001. In March 2002, this
     loan was paid in full.                                     --           263,889

     Various capital leases with various payment terms
     and interest rates                                    444,714           427,749
                                                        ----------        ----------
                                                           847,384         1,110,717
     Less: current portion                                 368,044           528,285
                                                        ----------        ----------
                                                        $  479,340        $  582,432
                                                        ==========        ==========


     b) Future principal payments obligations as at March 31, 2002, were as follows:

                2002          $  362,175
                2003             325,838
                2004             139,841
                2005              15,712
                2006               3,818
                              ----------
                                 847,384
                              ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     c) Interest expense with respect to the long-term debt amounted to $21,638 for the three months ended March 31, 2002. ($99,651 for the year ended December 31, 2001).

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


12. NOTES PAYABLE

       In September 2001, the Company restructured its note payable to Roger Walters, the vendor of Cad Cam Inc. The principal was reduced from $1,200,000 to $750,000 in consideration of capital stock payable of $450,000. In addition, all principal payments were postponed until January 1, 2002 at which time, the Company began making principal payments of $12,500 per month plus interest at 4.5% until December 31, 2006.

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

       Subsequent to March 31, 2002, the Company restructured its note payable to Denise Dunne, reducing the principal from $1,740,536 to $990,536 in consideration of the issuance of 2,000,000 shares of its common stock. The Company will continue to make monthly interest payments of $14,397 until December 31, 2002. Beginning January 1, 2003, the Company will begin monthly principal payments of $15,000 with interest at 4.2%. The loan will mature January 1, 2007 at which time the remaining principal of $270,536 will be due.


                                            March 31,           December 31
                                                2002                   2001
                                                   $                      $

     Note Payable to Roger Walters           712,500                750,000

     Note Payable to Denise Dunne          1,740,000              1,740,000
                                          ----------             ----------
                                           2,452,500              2,490,000
     Less: current portion                   150,000                150,000
                                          ----------             ----------
                                           2,302,500             $2,340,000
                                          ==========             ==========


    c)   Capital repayments as at March 31, 2002

              2002             112,500
              2003             390,000
              2004             390,000
              2005             390,000
              2006             390,000
              2007             780,000
                            ----------
                            $2,452,500
                            ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



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

       On September 13, 2000, the Company. entered into an agreement with Burlington Capital Markets Inc. to aid the company in further acquisitions. A total of 425,000 common shares has been reflected as issued for an aggregate cost of $717,250. This amount has been expensed in the year ended December 31, 2000 and is included in Acquisition costs and financing expenses.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


       During January 2001, the Company agreed to issue 250,000 warrants to acquire shares of the company at $1.50 and to re-price a total of 330,693 options to an exercise price of $1.00. In consideration of the foregoing, a total of 275,000 shares were issued for an amount of $275,000 in cash. The terms of the warrants are indicated in note 13(e). The value of the repricing of the warrants and the new warrants issued have been treated as the part of the allocation of the proceeds on the issuance of the common stock.

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

       During the three months ended March 31, 2002, the Company issued 588,235 shares of its common stock as payment of an executive bonus, 1,756,655 shares to reduce common stock payable of $474,297, and 665,517 shares in settlement of accounts payable.


    c) Liabilities payable in common stock

       During the year ended December 31, 2001, the company issued 316,667 shares to reduce a note payable of $625,000 to Denise Dunne related to the purchase of MicroTech Professionals Inc. The company also issued 280,000 shares in relation to a settlement with an Njoyn employee. The balance at December 31, 2001, represents $474,297 to Roger Walters in settlement of a note payable, and $225,000 to Denise Dunne also in settlement of a note payable.

       During the three months ended March 31, 2002, the company issued 1,756,655 shares to reduce a note payable of $474,297 to Roger Walters related to the purchase of CadCam Inc. The balance at March 31, 2002 represents $225,000 to Denise Dunne in settlement of a note payable.


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

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

       During the three months ended March 31, 2002, the Company issued 541,593 common stock on the conversion of 65 Series C preferred stock. The Company paid dividends of $21,617 on the conversions.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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



14. RESTRUCTURING COSTS

   At the end of December 31, 2001 the Company had a restructuring reserve balance of $79,118 as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring activities related to the closure of one training location in London, Ontario resulting in costs to sever 3 employees with long-term contracts until December 2002 and the lease commitment for the premises in London Ontario. These long-term contracts do not require the employees to provide services until the date of involuntary termination. Other employees at the London location, without contracts, were terminated during March 2001 and April 2001. In addition, in February 2001, the company began to close down one of its research and development (R&D) offices in Toronto. The company continued to terminate employees until April 2001.

   The remaining accrual will be relieved throughout fiscal 2002 as severance payments are completed. Details of the restructuring costs and reserve balance is as follows;



    Description            Cash/   Reserve balance   Restructuring  Activity  Reserve balance
                         non/cash  December 31, 2001     Costs                March 31, 2002
                         --------  -----------------     -----      --------  --------------

    Severance packages
       London-Training       Cash      66,518               --         28,872     37,646
------------------------------------------------------------------------------------------
       Toronto-R&D           Cash          --               --             --         --
------------------------------------------------------------------------------------------
    Lease cancellations
       London-Training       Cash      12,600               --         12,600         --
       Toronto-R&D           Cash          --               --             --         --
                                      -------          -------        -------    -------
    Commitments                        79,118              --          41,472     37,646
                                      =======          =======        =======    =======



THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


15. DEFERRED INCOME TAXES AND INCOME TAXES

    a) Deferred Income Taxes

       The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:


                                                           March 31,
                                                               2002
                                                                $
       Accounting amortization in excess of tax
           amortization                                       9,875
       Losses available to offset future income
           taxes                                          2,959,414
       Share issue costs                                    532,405
       Adjustment cash to accrual method                   (496,879)
       Investment tax credit                                     --
                                                          ---------

                                                          2,955,274

       Less:  Valuation allowance                         3,155,595
                                                          ---------

                                                           (150,380)
                                                          =========


       As part of the acquisitions of Cad Cam Inc. and MicroTech Professionals Inc., there was a change of control which resulted in the subsidiaries being required to change from the cash method to the accrual method of accounting for income tax purposes.


    b) Current Income Taxes

       Current income taxes consist of:

                                                    March 31,
                                                        2002

                                                         $

       Amount calculated at Federal and
              Provincial statutory rates            (209,952)
                                                   ----------

       Increase (decrease) resulting from:
              Permanent differences                  160,411
              Timing differences                      24,131
                                                   ----------

                                                     184,542
                                                   ----------

       Current income taxes                          (25,410)
                                                   ==========


       Issue expenses totaling approximately $1,300,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, the loss is available to be carried forward for seven years from the year the loss is incurred. As the US subsidiaries have been acquired by a non-US entity, the taxable income will be increased by approximately $1,900,000 over the next three years as the company is required to change its taxation method from the cash basis to the accrual basis. The company has not reflected the benefit of utilizing non-capital losses totaling approximately $7,800,000 in the future as a deferred tax asset as at March 31, 2002. As at the completion of the March 31, 2002 financial statements, Management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


16. OTHER COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) for the three months ended March 31, 2002:



                                                              Before Tax            Tax (Expense)        Net-of-Tax
                                                                Amount               or Benefit            Amount
                                                                ------               ----------            ------

    Foreign currency translation adjustments                    (277,058)                    --          (277,058)

    Adjustment to market value                                       --                      --                --
                                                               ---------                -------         ---------

    Other comprehensive income (loss)                           (277,058)                    --          (277,058)
                                                               =========                ========        =========


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


17.   DISCONTINUED OPERATIONS

   Effective March 1, 2002, the Company sold its technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. Net proceeds after broker fees were $1,320,000 of which the company received $800,000 in cash and $550,000 worth of unrestricted common shares on closing. The shares were sold on March 11, 2002 for value of $524,673. As part of the transaction, Cognicase assumed all of the staff in the Company's technology division. The company will not have future revenues from either its Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. Technology revenue for the three months ended March 31 was $42,000 for 2002 and $200,000 for 2001. The operating loss from the technology division for the three months ended March 31 was $110,000 for 2002 and $80,000 for 2001. On disposal, Njoyn had approximately $950,000 in assets consisting primarily of deferred development charges and approximately $30,000 in liabilities consisting primarily of capital lease obligations. The gain on disposal of $401,027 has been reflected in the Income (loss) from discontinued operations. No income taxes have been reflected on this disposition as the sale of the shares gives rise to a capital loss, the benefit of which, is more likely than not to be realized.




18. SEGMENTED INFORMATION


      a) Sales by Geographic Area
                                                    Three Months            Three Months
                                                Ended March 31, 2002    Ended March 31, 2001
                                                --------------------    --------------------
                                                         $                        $
                            Canada                   3,469,731                 3,869,460
          United States of America                   3,935,946                 6,571,695
                                                    ----------                ----------
                                                     7,405,677                10,441,155
                                                    ==========                ==========


          b) Net Income (Loss) by Geographic Area

                                                     Three Months            Three Months
                                                Ended March 31, 2002    Ended March 31, 2001
                                                --------------------    --------------------
                                                         $                        $

                            Canada                    (106,835)                 (724,741)
          United States of America                    (392,635)                  234,445
                                                    ----------                ----------
                                                      (499,470)                 (490,296)
                                                    ==========                ==========


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


           c)   Identifiable Assets by Geographic Area


                                                     Three Months            Year Ended
                                                Ended March 31, 2002      December 31, 2001
                                                --------------------    --------------------
                                                         $                        $
                                  Canada             5,665,206                4,995,715
                United States of America             9,720,815               12,179,263
                                                    ----------               ----------
                                                    15,386,021               17,174,978
                                                    ==========               ==========


           d)   Revenue and Gross Profit by Operating Segment

                                                    Three Months            Three Months
                                                Ended March 31, 2002    Ended March 31, 2001
                                                --------------------    --------------------
                                                         $                        $
                Revenue
                           IT Recruitment             3,535,551              4,454,688
                Tech Pubs and Engineering             3,073,331              3,781,473
                         IT Documentation               405,496              1,286,774
                                 Training               391,299                918,220
                                                     ----------             ----------
                                                      7,405,677             10,441,155
                                                     ==========             ==========
               Gross Profit
                           IT Recruitment               703,427              1,291,513
                Tech Pubs and Engineering               932,355              1,059,962
                         IT Documentation               107,126                716,546
                                 Training               164,367                540,371
                                                     ----------             ----------
                                                      1,907,275              3,608,392
                                                     ==========             ==========


    e) Revenues from Major Customers

       The consolidated entity had the following revenues from major Customers:

       For the three months ended March 31, 2002, one customer had sales of $2,052,787 which represents approximately 28% of total revenues.

       For the year ended December 31, 2001, one customer had sales of $6,800,000 which represents approximately 18% of total revenues.

    f) Purchases from Major Suppliers

       There were no significant purchases from major suppliers.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


19. EARNINGS PER SHARE

    The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

                                                   March 31,      March 31,
                                                       2002            2001

                                                          $               $

           Average common stock outstanding      17,640,438      13,025,123
           Average common stock issuable                 --              --
                                                 ----------     -----------

           Average common stock outstanding
                assuming dilution                17,641,438      13,025,123
                                                 ==========      ==========

    The outstanding options and warrants were not included in the computation of the fully diluted earnings per common share as the effect would be anti-dilutive.

    The earnings per share calculation (basic and fully diluted) does not include any common stock for common stock payable as the effect would be anti-dilutive.


20. STOCK OPTION PLANS


    a) Options outstanding
                                                               OPTIONS        WEIGHTED
                                                                               AVERAGE
                                                                              EXERCISE
                                                                                 PRICE
                                                               -------        --------
       Options outstanding at December 31, 2000                1,419,617          2.21

       Options granted to key employees and directors             35,000           .68
       Options granted to consultant                              50,000           .70
       Options exercised during the year                         (22,125)          .01
       Options forfeited during the year                        (257,500)         3.21
       Options expired during the year                                -
                                                               ---------

       Options outstanding at December 31, 2001                1,224,992
                                                               =========

       Options granted to key employees and directors                 -
       Options granted to consultant                                  -
       Options exercised during the period                            -
       Options forfeited during the period                      (27,500)         3.22
       Options expired during the year                                -
                                                               ---------

       Options outstanding at March 31, 2002                   1,197,492
                                                               =========

       Options exercisable December 31, 2000                     714,117          1.95
       Options exercisable December 31, 2001                   1,059,659          1.75
       Options available for future grant December 31, 1999      184,500
       Options available for future grant December 31, 2000          --
       Options available for future grant December 31, 2001      261,500


       During the three months ended March 31, 2002, 27,500 options exercisable at between $3.19 and $3.25 have been forfeited by employees following their termination and the expiry of their option periods to April 16, 2002.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


    b) Range of Exercise Prices at December 31, 2001




                     Outstanding     Weighted          Options        Options    Weighted
                       Options       Average         Outstanding    exercisable  Average
                                    Remaining          Average                   Exercise
                                        Life         Exercise Price                Price
                       -------       -------         -----------    -----------  -------

      $2.10 - $3.25     679,992      2.73 years         $2.88          514,659      $2.80

      $1 and under      545,000      3.06 years         $0.75          545,000      $0.75



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


                                     2001 AS           2001
                                    REPORTED        PRO FORMA
                                    --------        ---------

       Net loss                    (9,683,442)    (10,128,562)
       Net loss after preferred
          share dividends         (10,412,182)    (10,857,302)

       Basic and fully diluted
          Loss per share                (0.65)          (0.68)
          loss per share after
              preferred dividends       (0.70)          (0.73)


    d) Black Scholes Assumptions

       The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                                  2001 GRANTS
                                                  -----------
       Risk free interest rates                      4.76%
       Volatility factors                             100%
       Weighted average expected life                4.90 years
       Weighted average fair value per share          .74
       Expected dividends                            ------

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


21. SUPPLEMENTAL INFORMATION

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


       Reconciliation of revenue and net income(loss) previously reported

       December 31, 1999   Previously     ObjectArts  TidalBeach    Restated
                            Reported
       -----------------   ----------     ----------  ----------    --------

       Revenue              19,822,861    6,599,496      610,078  27,032,435

       Net income(loss)        228,720     (251,128)      17,085      (5,323)




22. CONTINGENCIES

a) Lease Commitments

       Minimum payments under operating leases for premises occupied by the company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at March 31, 2002 for the next five years are as follows:

                2002               $1,160,000
                2003                  730,000
                2004                  695,000
                2005                  695,000
                2006                  570,000
          Thereafter                  515,000
                                     --------

                                   $4,365,000
                                   ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


23.  SUBSEQUENT EVENTS

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

       On April 8, 2002, the Company closed its Etobicoke office and sold certain assets of Systemsearch Consulting Services Inc. to its prior owner in consideration of the assumption of the lease and certain liabilities. Existing contracts were transferred to another office and all sales and administrative staff were terminated.

       On April 25, 2002, the Company received a letter of intent from Aithent, Inc. for debt financing of $1,000,000 with a maturity of three years with interest of 8%. Under the agreement the Company will be obligated to issue 5 million, 5 year warrants exercisable as follows: a) 1,250,000 warrants with exercise price of $0.12; b) 1,250,000 warrants with exercise price of $0.20; c) 1,250,000 warrants with exercise price of $0.30; and, d) 1,250,000 warrants with exercise price of $0.40. Aithent will have an option to exercise up to 1,000,000 warrants within 12 months from closing and the balance thereafter. Under the agreement, the Company will be obligated to provide certain IT services contracts to Athient with an aggregate total minimum value as follows: i) $7 Million within a period of 12 months from date of closing; ii) $15 Million within 24 months from date of closing; and iii) $25 Million within 36 months from date of closing. Athient is currently conducting due diligence. This letter of intent is non-binding.

       On April 26, 2002, Ronan McGrath resigned from the Board of Directors as a result of changes in corporate policy from his employer regarding outside directorships.

       Effective April 30, 2002, the Company restructured its note payable to Denise Dunne, reducing the principal from $1,740,536 to $990,536 in consideration of the issuance of 2,000,000 shares of its common stock. The Company will continue to make monthly interest payments of $14,397 until December 31, 2002. Beginning January 1, 2003, the Company will begin monthly principal payments of $15,000 with interest at 4.2%. The loan will mature January 1, 2007 at which time the remaining principal of $270,536 will be due.

       On May 1, 2002, the Company finalized an agreement with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of the Toronto training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, triOS assumed the Toronto training staff and will sublet the classroom facilities.



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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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


25.   COMPARATIVE FIGURES

      Certain figures in the March 31, 2001 financial statements have been reclassified to conform with the basis of presentation used in March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Thinkpath Inc. contained elsewhere in this Form 10-Q. The statements contained in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding Thinkpath Inc.'s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Thinkpath Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-Q are based on information available to Thinkpath Inc. on the date hereof, and Thinkpath Inc. assumes no obligation to update any such forward-looking statement. It is important to note that Thinkpath Inc.'s actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form-10Q are in United States dollars unless otherwise indicated. Unless otherwise indicated, all reference to "Thinkpath," "us," "our," and "we," refer to Thinkpath Inc. and its subsidiaries.

Overview

         We are a global provider of technological solutions and services in engineering knowledge management including design, drafting, technical publishing, e-learning and staffing. Our customers include Department of Defense contractors, aerospace, automotive and financial services companies, Canadian and American governmental entities and large multinational companies, including Lockheed Martin, General Dynamics, General Electric, General Motors, Ford Motors, Goldman Sachs, CIBC and EDS Canada Inc.

Critical Accounting Policies

         On December 12, 2001, the Securities and Exchange Commission issued FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which encourages additional disclosure with respect to a company's critical accounting policies, the judgments and uncertainties that affect a company's application of those policies, and the likelihood that materially different amounts would be reported under different conditions and using different assumptions.

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

Consolidation

          Our determination of the appropriate accounting method with respect to our investments in subsidiaries is based on the amount of control we have, combined with our ownership level, in the underlying entity. Our consolidated financial statements include the accounts of our parent company and our wholly-owned subsidiaries. All of our investments are accounted for on the cost method. If we had the ability to exercise significant influence over operating and financial policies, but did not control, we would account for these investments on the equity method.

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

           At March 31, 2002, all of our investments in non-related companies totaling $1,013,926 were accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

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

           Our various revenue recognition policies are consistent with these criteria. We have developed proprietary technology in two areas: human capital management and Web development. Njoyn is a Web-based human capital management system that automates and manages the hiring process. The revenue associated with providing this software is allocated to an initial set-up fee, customization and training as agreed with the customer and an ongoing monthly per user fee. The allocation of revenue to the various elements is based on our determination of the fair value of the elements as if they had been sold separately. The set-up fee and customization revenue is recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract. Revenue for the training is recorded as the services are rendered and the ongoing monthly fee is recorded each calendar month. There is no additional fee charged to customers for hosting.

           Effective March 1, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc, a Canadian company. As part of the transaction, Cognicase assumed all of the eight staff in our technology division and is contracting the services of our Chief Information Officer for a period of six months. Revenue from Njoyn represented less than 1% of total revenue for the three months ended March 31, 2002, and 2001. As a result of the sale to Cognicase, we will not have future revenues from Njoyn and the operations have been reported as discontinued.

           The second technology, SecondWave is a Web development product that allows companies to create, manage and automate their own dynamic, adaptive Web sites. The software learns from each visitor's behavior and targets his or her needs and interests with customized content and communications. We enter into contracts for the customization or development of SecondWave in accordance with specifications of our customers. The project plan defines milestones to be accomplished and the costs associated with this project. These amounts are billed as they are accomplished and revenue is recognized as the milestones are reached. The work in progress for costs incurred beyond the last accomplished milestone is reflected at the period end. To date these amounts have not been material and have not been set up at the period ends. The contracts do not include any post-contract customer support. Additional customer support services are provided at standard daily rates, as services are required.

           Revenue from SecondWave represented less than 1% of total revenue for the three months ended March 31, 2002 and 2001. As part of the sale of Njoyn, Cognicase Inc. assumed all of our technology staff. As a result, we do not anticipate future revenues from SecondWave Inc and the operations have been reported as discontinued.


Carrying Value Goodwill and Intangible Assets

           Prior to January 1, 2002, our goodwill and intangible assets were accounted for in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement required us to evaluate the carrying value of our goodwill and intangible assets when indicators of impairment were present. Impairment losses were recorded when estimates of undiscounted future cash flows were less than the value of the underlying asset. The determination of future cash flows or fair value was based upon assumptions and estimates of forecasted financial information that may differ from actual results. If different assumptions and estimates were used, carrying values could be adversely impacted, resulting in write downs that would adversely affect our earnings. In addition, we amortized our goodwill balances on a straight-line basis over 30 years. The evaluation of the useful life of goodwill required our judgment, and had we chosen a shorter time period over which to amortize goodwill, amortization expense would have increased, adversely impacting our operations. As of March 31, 2002, we had goodwill of $5,128,991. At December 31, 2001, we recorded an impairment of goodwill of $3,001,391 based on our evaluation of carrying value and projected cash flows.

           Effective January 1, 2002, we adopted Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These statements require us to evaluate the carrying value of our goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in write downs that could adversely affect our earnings. We will perform the first of the required impairment tests of goodwill in 2002, and we have not yet determined the effect of these tests on our earnings and financial position. In addition, under these statements, goodwill will no longer be amortized, which will benefit our 2002 net income by approximately $454,908.

           Subsequent to March 31, 2002, we initiated additional restructuring of operations in response to reduced sales in the technology, training and recruitment divisions. As a result, an additional sixteen employees were terminated. In addition, we closed one of our recruitment offices, Systemsearch Consulting Services Inc., and transferred the existing contracts to another recruitment office. Eight employees were terminated. The prior owner of Systemsearch, John Wilson, was also terminated. Mr. Wilson will be subletting the space from us in consideration of certain assets including furniture and equipment. We do not anticipate a material effect on our recruitment revenue as a result of the closure of this office, as the contracts are long-term and will be managed from another office.

           On April 10, 2002, we entered into a series of agreements with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of our Toronto training division, Thinkpath Training. As part of the transaction, triOS will assume the Toronto training staff of six and sublet the classroom facilities. As a result of the sale of this office, our revenue will decline by approximately $1,000,000. Revenue from this office represented approximately 2% and 3% respectively of the total revenue for the three months ended March 31, 2002 and 2001.

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


The Three Months Ended March 31, 2002 Compared to the Three Months ended March 31, 2001

Revenue

         For the three months ended March 31, 2002, we derived 53% of our revenue in the United States compared to 63% for the three months ended March 31, 2001. The decrease in the total revenue derived from the United States is a result of the increase in IT Recruitment sales in Canada and the decrease in Technical Training and IT Documentation sales in the United States.

         For the three months ended March 31, 2002, our primary source of revenue was recruitment, representing 48% of total revenue compared to 43% for the three months ended March 31, 2001. Recruitment revenue for the three months ended March 31, 2002 decreased $915,000 or 21% to $3,535,000 compared to $4,450,000 for the three months ended March 31, 2001. The decrease in recruitment revenue is a result of cutbacks and reduced hiring in the telecommunications, network and financial services industries. Our recruitment division has preferred supplier agreements with AT&T, Rogers Communications, Sprint Canada and several Canadian banks.

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

          For the three months ended March 31, 2002, 41% of our revenue came from engineering services including technical publications, engineering design and e-learning compared to 36% for the three months ended March 31, 2001. Revenue from engineering services for the three months ended March 31, 2002 decreased $710,000 or 19% to $3,070,000 compared to $3,780,000 for the three months ended March 31, 2001. Although the majority of our revenue continues to come from IT Recruitment, our focus is on growing the engineering services division. In particular, we are focused on expanding into the defense, aerospace and automotive industries and leveraging off existing engineering customers to secure new technical publication and e-learning business.

           The decline in revenue from engineering services is the result of the postponement of start dates of several major contracts with established customers. Many of these contracts were awarded in 2001, but were postponed as a result of the general economic slowdown. After the events of September 11, 2001, some of these contracts, which consist primarily of defense work for military suppliers to the United States government, commenced immediately. The combined revenue from these contracts over the next twelve months is anticipated to be between $6,000,000 and $10,000,000 and we believe they will re-establish engineering services as our primary source of revenue in 2002.

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

           For the three months ended March 31, 2002, information technology documentation services represented approximately 5% of our revenue compared to 12% for the three months ended March 31, 2001. Revenue from information technology documentation services for the three months ended March 31, 2002 decreased $885,000 or 69% to $405,000 compared to $1,290,000 for the three months ended March 31, 2001.

           The substantial decrease in revenue from information technology documentation services is primarily due to the loss of sales personnel and the general economic slowdown in this industry. This division offers a very specialized service, and relied on several key customers in a very localized market. Many of these customers have either cancelled projects or have put a number of their projects on hold. In response to these conditions, we have recently expanded the marketing of our documentation services to other regions and to existing recruitment and engineering services customers. In addition, we have reduced our operating overheads for this division to support the current levels of revenue.

           We provide outsourced information technology documentation services in two ways: complete project management and the provision of skilled project resources to supplement a customer's internal capabilities. Revenue is recognized on the same basis as technical publications and engineering outsourcing services. Selected information technology documentation services customers include Fidelity Investments, SMD Tech Aid Corporation, CDI Corporation, and the Gillette Company.

           For the three months ended March 31, 2002, technical training represented approximately 5% of our revenue compared to 9% for the three months ended March 31, 2001. Revenue from technical training for the three months ended March 31, 2002 decreased $530,000 or 58% to $390,000 compared to $920,000 for the three months ended March 31, 2001.

           The decline in revenue from technical training is the result of several factors: the significant restructuring of this division, including the termination of 12 sales employees; a general decline in the industry resulting in the cancellation or postponement of technical training contracts; and, the events of September 11, 2001 which resulted in the temporary closure of our New York technical training office and the loss of approximately $300,000 in revenue for the period. In response to these conditions, we continue to reduce our operating overheads for this division to support the current levels of revenue. We do not intend to invest additional capital into this division to increase revenue to historical levels.

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

           Technology revenue for the three months ended March 31, 2002 decreased $160,000 or 80% to $40,000 compared to $200,000 for the three months ended March 31, 2001. The decrease in technology sales represents the integration of the Secondwave technology group into Njoyn and the resulting decrease in Secondwave sales. Pursuant to the sale of Njoyn Software Incorporated to Cognicase Inc. on March 1, 2002, and their assumption of all of our technology staff, we do not anticipate ongoing revenue from the technology division and these operations have been reported as discontinued.

Gross Profit

        Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of contract recruitment include contractor fees and benefits. Gross profit for information technology recruitment services for the three months ended March 31, 2002 declined to 20% from 29% for the three months ended March 31, 2001. The decline in gross profit is a result of becoming a preferred vendor for information technology contract recruitment services. In order to beat the competition, it is often necessary to lower billing rates and markups to be successful in the bid process. We do not attribute any direct costs to permanent placement services, therefore the gross profit on such services is 100% of revenue. Revenue from permanent placements has declined from last year, and has therefore contributed to the decline in gross profit.

        The direct costs of technical publications and engineering services include wages, benefits, software training and project expenses. The average gross profit for this division was 30% for the three months ended March 31, 2002 compared to 28% for the three months ended March 31, 2001. The increase in gross profit for technical publications and engineering services, is a result of the increase in higher margin contracts in technical publications and e-learning compared to the traditional engineering services. In addition, we are engaging in more time and materials based contracts versus fixed cost which prevents against project and costs overruns.

        The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the three months ended March 31, 2002 was 26% compared to 56% for the three months ended March 31, 2001. The decline in gross profit in the current period is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.

        The direct costs of training include courseware and trainer salaries, benefits and travel. The average gross profit was 42% for the three months ended March 31, 2002 compared to 59% for the three months ended March 31, 2001. The decrease in gross profit is a result of higher trainer travel costs and the higher utilization of contract trainers as a result of the downsizing of internal staff that occurred in the later half of last year.

        The direct costs of our technology services include hosting fees and software expenses. Pursuant to the sale of Njoyn Software Incorporated to Cognicase Inc. on March 1, 2002, and their assumption of all of our technology staff, these operations have been reported as discontinued.


Results of Operations

         Revenue. Revenue for the three months ended March 31, 2002 decreased by $3,030,000 or 29%, to $7,410,000, as compared to $10,440,000 for the three months ended March 31, 2001. The decrease is primarily attributable to the decline in revenues from our technical publications and engineering, information technology documentation and training divisions of 19%, 69% and 58% respectively.

         Cost of Sales. The cost of sales for the three months ended March 31, 2002 decreased by $1,350,000, or 20%, to $5,500,000, as compared to $6,850,000 for the three months ended March 31, 2001. The cost of sales as a percentage of revenue, increased to 74% compared to 66% for the three months ended March 31, 2001. The increase in cost as a percentage of sales corresponds with the increase in lower margin IT recruitment sales.

          Gross Profit. Gross profit for the three months ended March 31, 2002 decreased by $1,690,000, or 47%, to $1,910,000 compared to $3,600,000 for the three months ended March 31, 2001. This decrease was attributable to the overall decrease in revenue and the increase in cost of sales during the three months ended March 31, 2002. As a percentage of revenue, gross profit decreased from 34% for the three months ended March 31, 2001 to 26% for the three months ended March 31, 2000. This decrease in gross profit is a direct result of the increase in direct costs associated with IT recruitment sales.

          Expenses. Expenses for the three months ended March 31, 2002 decreased by $1,100,000 or 31% to $2,490,000 compared to $3,590,000 for the three months ended March 31, 2001. Administrative expenses decreased $130,000 or 10% to $1,150,000 compared to $1,280,000 for the three months ended March 31, 2001. This decrease is related to the reduction of administrative salaries and overhead as a result of restructuring and general cost reduction. Selling expenses for the three months ended March 31, 2002 decreased by $540,000 or 34% to $1,040,000 from $1,580,000 for the three months ended March 31, 2001. This decrease is attributable to the decrease in sales salaries and commissions, as a result of the reduction in sales. For the three months ended March 31, 2002, depreciation and amortization expenses decreased by $180,000 or 38% to $300,000 from $480,000 for the three months ended March 31, 2001. This decrease is primarily attributable to our adoption of Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under these statements, goodwill will no longer be amortized. For the three months ended March 31, 2002, there were no restructuring charges related to the termination of personnel and the closure of non-productive branch offices. For the three months ended March 31, 2001, restructuring charges were $240,000 and related to the closure of our London training office and termination of personnel.

          Income (Loss) from Continuing Operations. For the three months ended March 31, 2002, losses from continuing operations increased by $600,000 to a loss of $580,000 as compared to income of $20,000 for the three months ended March 31, 2001. This increase is primarily attributable to the decrease in gross profit from 34% to 26%.

          Interest Charges. For the three months ended March 31, 2002, interest charges increased by $10,000 or 4% to $240,000 from $230,000 for the three months ended March 31, 2001.

          Income (Loss) from Continuing Operations before Income Tax. Loss from continuing operations before income tax for the three months ended March 31, 2002 increased by $610,000 to a loss of $820,000 as compared to a loss of $210,000 for the three months ended March 31, 2001.

          Income Taxes. Income tax expense for the three months ended March 31, 2002 decreased by $225,000 to a recovery on state taxes of $25,000 compared to an expense of $200,000 for the three months ended March 31, 2001. The expense in 2001 was a write down of the deferred income tax asset.

          Income (Loss) from Continuing Operations. Loss from continuing operations for the three months ended March 31, 2002 increased $380,000 to a loss of $790,000 compared to a loss of $410,000.

          Income (Loss) from Discontinued Operations. Operations of the technology division for the three months ended March 31, 2002 have been reported as discontinued and include revenues of $40,000, cost of sales of $20,000, administrative expenses of $40,000, selling expenses of $5,000, depreciation expense of $80,000 and interest expense of $4,000. The net loss for the three months ended March 31, 2002 was $110,000. The gain on disposal of $400,000 has been reflected in the Income (loss) from discontinued operations.

          Operations of the technology division for the three months ended March 31, 2001 have been reported as discontinued and include revenues of $200,000, cost of sales of $10,000, administrative expenses of $80,000, selling expenses of $50,000, depreciation expense of $80,000, restructuring costs of $40,000 and interest expense of $10,000. The net loss for the three months ended March 31, 2001 was $70,000.

          Net Loss. Net loss for the three months ended March 31, 2002 increased by $10,000 to a net loss of $500,000 compared to a net loss of $490,000 for the three months ended March 31, 2001.


Liquidity and Capital Resources

           Our primary sources of cash are our revolving line of credit with Bank One and proceeds from the sale of equity securities. Our primary capital requirements include debt service, capital expenditures and working capital needs.

           At March 31, 2002, we had negative cash or cash equivalents and a working capital deficiency of $3,070,000. At March 31, 2002, we had a cash flow deficiency from operations of $1,090,000 due primarily to the decrease in accounts payable. At March 31, 2001, we had negative cash or cash equivalents and a working capital deficiency of $2,530,000. At March 31, 2001, we had a cash flow deficiency from operations of $135,000.

           At March 31, 2002, we had a cash flow deficit from financing activities of $400,000 attributable primarily to long-term debt repayment of $330,000, repayment of Roger Walters' note payable of $40,000 and a decrease in bank indebtedness of $30,000.

           At March 31, 2001, we had cash flow from financing activities of $685,000 attributable primarily to proceeds from the issuance of common stock of $400,000, an increase in long-term debt of $225,000 and an increase in bank indebtedness of $350,000. Cash was used in the repayment of notes payable of $70,000 and long-term debt of $220,000.

           At March 31, 2002, we had cash flow from investing activities of $1,100,000 attributable primarily to proceeds of $1,320,000 on the sale of our subsidiary, Njoyn Software Incorporated to Cognicase Inc. that was partially offset by the purchase of capital assets of $220,000.

           At March 31, 2001, we had a cash flow deficit from investing activities of $200,000 attributable primarily to the purchase of capital assets of approximately $60,000 and an increase in long-term receivable of $140,000.

           At March 31, 2002, we had $4,200,000 outstanding with Bank One. The revolving line of credit provided for a maximum borrowing amount of $4,700,000 at variable interest rates based on eligible accounts receivable. The revolving line of credit agreement requires us to meet various restrictive covenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At March 31, 2002 and thereafter, we were not in compliance with the covenants contained in the revolving line of credit agreement. Bank One has indicated its intention to enter into a forbearance agreement with us in which the bank would refrain from exercising any rights or remedies based on existing or continuing defaults, including accelerating the maturity of the loans under the credit facility.

           Any agreement reached with Bank One could result in new terms that are less favorable than current terms under the existing agreement, and could involve a reduction in availability of funds, an increase in interest rates and shorter maturities, among other things. If we are not successful in securing a forbearance agreement or waivers of Bank One's rights and remedies as a result of the defaults, we will need to seek new financing arrangements from other lenders. Such alternative financing arrangements may be unavailable to us or available on terms substantially less favorable to us than our existing line of credit facility. If we are unable to either procure a waiver from Bank One or acceptable alternative financing, such failures could have a material adverse effect on our financial condition and results of operations. No assurance can be given that we will be able to obtain a waiver from Bank One on the default of loan covenants or refinance our existing obligations.

           At March 31, 2002, we had $402,670 in subordinated debt outstanding to the Business Development Bank of Canada. The loan agreements require us to meet a certain working capital ratio. At March 31, 2002 and thereafter, we were not in compliance with the covenant contained in the loan agreements. The Business Development Bank postponed the payment of principal on its subordinated loans from June 2001 until March 23, 2002. During this period we were current with our interest obligations on the loans. Effective March 23, 2002, the Business Development Bank consolidated its loans and established a new repayment schedule and extended the maturity dates.

           At March 31, 2002, we had a note payable of $712,500 owed to Roger Walters, the sole shareholder of CadCam Inc. In September 2001, we restructured this note, reducing the principal from $1,225,000 to $750,000 in consideration of capital stock payable of $475,000. In addition, all principal payments were postponed until January 1, 2002, at which time we began paying $12,500 per month plus interest at 4.5%. These payments will continue until December 31, 2006 at which time a balloon payment of $150,000 will be due.

           At March 31, 2002, we had a note payable of $1,740,000 owed to Denise Dunne-Fushi, the vendor of MicroTech Professionals Inc. In September 2001, we restructured this note, reducing the principal from $1,965,000 to $1,740,000 in consideration of capital stock payable of $225,000. In addition, all principal payments were postponed until January 1, 2003, at which time we were to pay $20,000 per month plus interest at 5% until December 31, 2006. A balloon payment of $781,287 was due on January 1, 2007.

            Subsequent to March 31, 2002, we further restructured our note payable to Denise Dunne-Fushi, reducing the principal from $1,740,000 to $990,000 in consideration of the issuance of 2,000,000 shares of our common stock. We are currently making interest payments of $14,397 per month until December 30, 2002. Beginning January 1, 2003, we will begin monthly principal payments of $15,000 with interest at 4.2%. The loan will mature January 1, 2007 at which time the remaining principal of $270,536 will be due.

            As a result of the terrorist attacks of September 11, 2001, we lost our IT recruitment office in the World Trade Center and our training office located at 195 Broadway was inaccessible for approximately four weeks. The recruitment office represents approximately $2,000,000 in annual information technology recruitment revenue. We do not anticipate a material decline in revenue from this office, as our primary source of revenue was contract placement which can continue unobstructed. We lost approximately $75,000 of fixed assets, including furniture, computer hardware and office equipment. We have filed an interim statement of loss with our insurance company and to date have received approximately $75,000 for this office.

           The training office represents approximately $2,000,000 in annual technical training revenue. Many of our top customers have since relocated to other cities and have indicated their postponement of employee training until Spring 2002. The estimated loss of revenue from this office is now between $100,000 and $200,000 per month. In addition, many of the office's computer assets were malfunctioning as a result of debris and smoke. As a result of the decline in revenue, we terminated four of twelve employees from this office in October 2001 and an additional two employees in March 2002. At this time we do not know what the total loss of revenue will be for our training operations in New York, or the final amount of our insurance claim. We have filed an interim statement of loss with our insurance company and to date have received approximately $150,000 for business interruption which have been treated as an extraordinary item on the income statement. Once we have settled the insurance claim, it is our plan to divest this office. We have filed additional business interruption claims which have not yet been settled. In accordance with EITF 01-10 "Accounting for the Impact of the Terrorist Attacks of September 11, 2001," we have determined our losses directly resulting from the September 11th events amount to approximately $25,000 net of insurance recoveries.

          If we are not successful in securing a forbearance agreement or waivers of Bank One's rights and remedies as a result of the defaults, we will need to seek new financing arrangements from other lenders. As a result, on January 31, 2002, we signed a term sheet with Investors Corporation for a Revolving Loan Facility of up to $7,500,000 based on eligible receivables, cash flow and EBITDA, a Term Loan Facility of up to $1,000,000 based on eligible equipment and an additional secured Credit Facility of $2,000,000 for future acquisitions financing. Under this facility, we would have approximately $300,000 in extra borrowing availability as a result of more favorable terms than our current facility with Bank One. Proceeds from this facility would be used to retire our credit facility with Bank One with the balance being used for working capital. The financing is expected to close by the end of May 2002, subject to financial covenants. The term sheet is non-binding.

          In addition to Investors, we are currently pursuing several financing initiatives, including equity and debt placements, to assist with the company's current cash flow requirements and the required financial covenants. On April 25, 2002, we received a letter of intent from Aithent, Inc. for debt financing of $1,000,000 with a maturity of three years with interest of 8%. We will also be obligated to issue 5 million, 5 year warrants exercisable as follows: a) 1,250,000 warrants with exercise price of $0.12; b) 1,250,000 warrants with exercise price of $0.20; c) 1,250,000 warrants with exercise price of $0.30; and, d) 1,250,000 warrants with exercise price of $0.40. Aithent shall have an option to exercise up to 1,000,000 warrants within 12 months from closing and the balance thereafter. In addition, subject to qualification, we will be obligated to provide certain IT services contracts to have an aggregate total minimum value as follows: i) $7 Million within a period of 12 months from date of closing; ii) $15 Million within 24 months from date of closing; and iii) $25 Million within 36 months from date of closing. Athient is currently conducting due diligence. This letter of intent is non-binding.

          There can be no assurance that the transactions contemplated by the various letters of intent will be consummated, and if consummated, will be on such terms as outlined by the original letters of intent.

           Effective March 1, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. Our net proceeds after broker fees were $1,320,000 of which we received $800,000 in cash and $550,000 worth of unrestricted common shares on closing. The shares were sold on March 11, 2002 for value of $ 524,673.19. As part of the transaction, Cognicase assumed all of the 8 staff in our technology division and is contracting the services of our CIO for a period of six months. The proceeds were used to pay down an unauthorized overdraft with Bank One of $500,000 and a term loan with Bank One for $230,000. We also used the proceeds to pay past due rent, professional fees and contractor fees. We believe the sale of Njoyn will have an impact on our cash flow, as the operations had recurring losses since inception.

           Effective May 1, 2002, we completed an agreement with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of our Toronto training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, triOS assumed all of the Toronto training staff and will sublet the classroom facilities. We have also positioned our New York training division for sale upon settlement of our outstanding insurance claim. Until such a time, we have scaled the operations down significantly to mitigate losses. The sale of the training division will also have an immediate impact on our cash flow as the fixed overheads are quite significant, particularly rent and equipment leases.

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


Recent Accounting Pronouncements

           In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we will apply the new accounting rules in the current year. We are currently assessing the financial impact SFAS No. 141 and No. 142 will have on our Consolidated Financial Statements. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

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

Recent Events

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

       On April 8, 2002, we closed our Etobicoke office and sold certain assets of Systemsearch Consulting Services Inc. to its prior owner in consideration of the assumption of the lease and certain liabilities. Existing contracts were transferred to our Toronto office and all sales and administrative staff was terminated.

       On April 26, 2002, Ronan McGrath resigned from the Board of Directors as a result of changes in corporate policy of his employer regarding outside directorships.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

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

           We have been advised that an action is being launched by a former employee, Christopher Killarney regarding employment matters. At this time, we do not know the details or amount of damages or costs he will be seeking.

          We are not party to any other material litigation, pending or otherwise.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3. DEFAULTS IN SENIOR SECURITIES

         We are in breach of the loan covenants governing our credit line facility with Bank One; including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At March 31, 2002, we had $4,200,000 outstanding with BankOne.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



ITEM 5.  OTHER INFORMATION


         None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Incorporated by reference to our Registration Statement on Form SB-2, as amended and filed on February 6, 2002.

(b)      Reports on Form 8-K.

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


Dated: May 20, 2002      By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer
                             and President