Form 10-Q
period 2002-06-30
THINKPATH INC
filed 2002-08-19
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

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

          AS OF AUGUST 19, 2002 THERE WERE 28,602,791 SHARES OF COMMON
                   STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

                                 THINKPATH INC.
                  JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                     Page Number


Item 1.  Financial Statements

Interim Consolidated Balance Sheets as of June 30, 2002,
         December 31, 2001...................... ............................5,6
Interim Consolidated Statements of Income for the three and six months ended
         June 30, 2002 and 2001 ...............................................7
Interim Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2002............................................8
Interim Consolidated Statements of Cash Flows for the six months ended
         June 30, 2002 and 200 1............. .................................9
Notes to Interim Consolidated Financial Statements............................10

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

ITEM 1.  FINANCIAL STATEMENTS





                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                         AS OF JUNE 30, 2002 (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)


THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                      June 30,      December 31,
                                                         2002              2001
                                                         ----              ----
                                                          $                  $
                                     ASSETS
CURRENT ASSETS


    Cash                                                 56,330          482,233
    Accounts receivable                               5,167,076        5,502,113
    Inventory                                            39,003           40,057
    Income taxes receivable                             162,100          431,817
    Prepaid expenses                                    877,514          345,341
                                                     ----------       ----------

                                                      6,302,024        6,801,561

CAPITAL ASSETS                                        2,522,697        2,859,340

GOODWILL                                              5,128,991        5,128,991


INVESTMENT IN NON-RELATED COMPANIES                   1,013,926        1,013,926

LONG-TERM RECEIVABLE                                     83,450           83,450

OTHER ASSETS                                            436,390        1,287,710

                                                     ----------       ----------
                                                     15,487,477       17,174,978
                                                     ==========       ==========







THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                      June 30,     December 31,
                                                         2002             2001
                                                         ----             ----
                                                           $               $
                                   LIABILITIES
CURRENT LIABILITIES


    Bank indebtedness                                  4,478,367      5,039,171
    Accounts payable                                   3,667,110      4,073,444
    Deferred revenue                                     242,045        365,023
    Current portion of long-term debt                    607,010        528,285
    Current portion of notes payable                     230,000        150,000
                                                     -----------    -----------
                                                       9,224,532     10,155,923



DEFERRED INCOME TAXES                                    150,380        150,380

LONG-TERM DEBT                                           398,284        582,432

NOTES PAYABLE                                          2,185,000      2,340,000

LIABILITIES PAYABLE IN CAPITAL STOCK                     225,000        699,297
                                                     -----------    -----------
                                                      12,183,196     13,928,032
                                                     -----------    -----------


                              STOCKHOLDERS' EQUITY

CAPITAL STOCK                                         27,906,817     26,571,481

DEFICIT                                              (23,780,992)   (22,719,044)

ACCUMULATED OTHER COMPREHENSIVE LOSS                    (821,544)      (605,491)

                                                     -----------    -----------
                                                       3,304,281      3,246,946
                                                     -----------    -----------
                                                      15,487,477     17,174,978
                                                     ===========    ===========


                 The accompanying notes are an integral part of
                these interim consolidated financial statements.




THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
(AMOUNTS EXPRESSED IN US DOLLARS)


                                              THREE MONTHS    THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                 ENDED           ENDED          ENDED          ENDED
                                             JUNE 30, 2002   JUNE 30, 2001  JUNE 30, 2002   JUNE 30, 2001
                                             -------------   -------------  -------------   -------------
                                                  $               $             $             $
REVENUE                                        7,377,052      9,740,937     14,782,729     20,239,138

COST OF SERVICES                               5,622,032      6,585,033     11,120,434     13,453,559
                                             -----------    -----------    -----------    -----------
GROSS PROFIT                                   1,755,020      3,155,904      3,662,295      6,785,579
                                             -----------    -----------    -----------    -----------
EXPENSES
  Administrative                                 875,058      2,254,873      2,026,133      2,925,818
  Selling                                        926,000      1,606,838      1,967,162      3,196,378
  Financing Expenses                                --          (51,111)          --          573,525
  Depreciation and amortization                  307,430        471,902        605,585        951,218
  Restructuring costs                               --           62,006           --          303,457
                                             -----------    -----------    -----------    -----------
                                               2,108,488      4,344,508      4,598,879      7,950,396
                                             -----------    -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INTEREST CHARGES                       (353,468)    (1,188,604)      (936,584)    (1,164,817)

  Interest Charges                               232,892        241,787        468,471        474,493
                                             -----------    -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                           (586,360)    (1,430,391)    (1,405,055)    (1,639,310)

  Income taxes                                       110        200,030        (25,300)       403,992
                                             -----------    -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS        (586,470)    (1,630,421)    (1,379,755)    (2,043,302)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
 (INCLUDING GAIN ON DISPOSAL OF $497,579)         79,165         11,387        372,980        (66,028)
                                             -----------    -----------    -----------    -----------
NET INCOME (LOSS)                               (507,305)    (1,619,034)    (1,006,775)    (2,109,330)

PREFERRED STOCK DIVIDEND REQUIREMENTS             31,493        438,231         55,173        664,731

EARNINGS APPLICABLE TO COMMON STOCK             (538,798)    (2,057,265)    (1,061,948)    (2,774,061)
                                             ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
  OUTSTANDING BASIC AND FULLY DILUTED         24,511,005     14,713,383     21,182,368     13,869,253
                                             ===========    ===========    ===========    ===========
INCOME (LOSS) PER WEIGHTED AVERAGE
  COMMON STOCK BEFORE PREFERRED DIVIDENDS
                                                   (0.02)         (0.11)         (0.05)         (0.15)

  BASIC AND FULLY DILUTED
                                             ===========    ===========    ===========    ===========
INCOME (LOSS) PER WEIGHTED AVERAGE
  COMMON STOCK AFTER PREFERRED DIVIDENDS
  BASIC AND FULLY DILUTED                          (0.02)         (0.14)         (0.05)         (0.20)
                                             ===========    ===========    ===========    ===========




                 The accompanying notes are an integral part of
                these interim consolidated financial statements.



THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND THE YEAR ENDED DECMEBER 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                                                                       ACCUMULATED
                                  COMMON STOCK       PREFERRED STOCK           CAPITAL                                     OTHER
                                    NUMBER OF        NUMBER OF SHARES          STOCK        RETAINED   COMPREHENSIVE COMPREHENSIVE
                                     SHARES         A         B        C       AMOUNTS      EARNINGS   INCOME (LOSS) INCOME (LOSS)
                                  ----------- --------- -------- -------- ------------ -------------                ------------

Balance as of December 31, 2000      11,915,138      1,050      750      --     23,759,415   (12,306,862)                 (653,547)


Net loss for the year                     --           --        --      --         --        (9,683,442)   (9,683,442)
                                                                                                            -----------
Other comprehensive income (loss),
   net of tax:
   Foreign currency translation           --           --        --       --         --            --          209,506
   Adjustment to market value             --           --        --       --         --            --         (161,450)
                                                                                                           -----------
 Other comprehensive income                                                                                     48,056      48,056
                                                                                                           -----------
Comprehensive loss                                                                                          (9,635,386)
                                                                                                           ===========
Issuance of common stock for cash       525,000        --        --       --       400,000         --

Issuance of preferred stock               --           --        --     1,230    1,230,000         --

Options exercised                        22,122        --        --       --             1         --

Common stock and warrants issued
in consideration of services            714,267        --        --       --       519,994         --

Reduction in common stock payable       596,667        --        --       --       709,005

Dividend on preferred stock               --           --        --       --       414,848     (444,647)

Conversion of preferred stock to
common stock                          3,864,634     (1,050)    (750)     (285)         --          --

Beneficial conversion on
Issuance of preferred stock               --          --         --       --       284,093     (284,093)

Debt settled through the issuance
of common stock                          93,883       --         --       --        44,125         --

Allowance for deferred taxes
recoverable on issue expenses             --          --         --       --      (790,000)        --
                                     ----------   --------  -------   -------    ---------   -----------
Balance as of December 31, 2001      17,731,711       --         --       945   26,571,481  (22,719,044)                  (605,491)
                                     ==========   ========  =======   =======   ==========   ===========                 =========
Net loss for the period                   --          --         --       --           --      (499,470)      (499,470)
                                                                                                           -----------
Other comprehensive income (loss),
  net of tax:
   Foreign currency translation           --         --          --       --           --         --          (277,058)
   Adjustment to market value             --         --          --       --           --         --            --
                                                                                                           -----------
 Other comprehensive income                                                                                   (277,058)   (277,058)
                                                                                                           -----------
Comprehensive loss                                                                                            (776,528)
                                                                                                           ===========
 Reduction in common stock payable    1,756,655      --          --       --       474,297        --

Dividend on preferred stock               --         --          --       --        21,617      (21,617)

Conversion of preferred stock to
common stock                            541,593      --          --       (65)        --          --

Beneficial conversion on
Issuance of preferred stock               --         --          --       --         2,063       (2,063)

Debt settled through the issuance
of common stock                       1,253,752      --          --       --       226,956        --
                                     ----------   --------  -------   -------   ----------   -----------                ----------
Balance as of March 31, 2002         21,283,711      --          --       880   27,296,414  (23,242,194)                  (882,549)
                                     ==========   ========  =======   =======   ==========   ==========                 ==========
Net loss for the period                  --          --          --       --          --       (507,305)      (507,305)
                                                                                                            ----------
Other comprehensive income (loss),
  net of tax:
   Foreign currency translation          --         --           --       --          --          --            61,005
   Adjustment to market value            --         --           --       --          --          --              --
                                                                                                            ----------
Other comprehensive income                                                                                      61,005      61,005
                                                                                                            ----------
Comprehensive loss                                                                                            (446,300)
                                                                                                           ===========
Common stock and warrants issued
in consideration of services          3,681,818     --           --       --       578,910       --

Dividend on preferred stock              --         --           --       --         7,842       (7,842)

Conversion of preferred stock to
common stock                          3,253,534     --           --      (280)        --         --

Beneficial conversion on
Issuance of preferred stock              --         --           --       --        23,651      (23,651)
Debt settled through the issuance
of common stock                                     --           --                               --
                                     ----------   --------  -------   -------   ----------   -----------                ----------
Balance as of June 30, 2002          28,219,063     --           --       600   27,906,817   (23,780,992)                (821,544)
                                     ==========   ========  =======   =======   ==========   ==========                 ==========



                 The accompanying notes are an integral part of
                these interim consolidated financial statements.




THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(AMOUNTS EXPRESSED IN US DOLLARS)




                                                                   2002           2001
                                                                   ----          ----
                                                                     $             $
Cash flows from operating activities
Net income (loss)                                                1,006,775)   (2,109,330)
     Adjustments to reconcile net loss to net cash (used in)     ---------    ----------
     provided by operating activities:

          Amortization                                             692,134     1,123,705
          Decrease (increase) in accounts receivable               483,589       840,226
          Decrease (increase) in prepaid expenses                 (599,840)      (50,568)
          Increase (decrease) in accounts payable                 (512,012)      167,969
          Decrease (increase) in deferred income taxes                --         397,362
          Decrease (increase) in inventory                           1,122        30,472
          Increase (decrease) in deferred revenue                 (124,036)      (44,685)
          Increase in income taxes payable (receivable)            269,699          --
          Common stock and warrants issued for services            578,909       354,682
          Long-term investment received for services                  --        (205,242)
          Gain on disposal of subsidiary                          (497,579)         --
                                                                 ---------    ----------
     Total adjustments                                             291,986     2,613,921
                                                                 ---------    ----------
     Net cash used in operating activities                        (714,789)      504,591
                                                                 ---------    ----------

Cash flows from investing activities
     Purchase of capital assets                                   (246,570)     (214,691)
     Disposal (purchase) of other assets                            16,156      (294,202)
     Increase in long-term receivable                                 --        (188,626)
     Proceeds on disposal of subsidiary                          1,320,786          --
                                                                 ---------    ----------
     Net cash used in investing activities                       1,090,372      (697,519)
                                                                 ---------    ----------


Cash flows from financing activities
     Repayment of notes payable                                    (75,000)     (192,164)
     Repayment of long-term debt                                  (390,768)     (475,845)
     Cash received (paid) on long-term debt                        259,350       225,000
     Proceeds from issuance of common stock                           --         400,000
     Proceeds from issuance of preferred stock                        --       1,100,000
     Increase (decrease) in bank indebtedness                     (617,516)     (812,515)
                                                                 ---------    ----------
     Net cash provided by financing activities                    (823,934)      244,476
                                                                 ---------    ----------
Effect of foreign currency exchange rate changes                    22,448       (51,548)
                                                                 ---------    ----------

Net increase (decrease) in cash and cash equivalents              (425,903)        --
Cash and cash equivalents
     -Beginning of period                                          482,233         --
                                                                 ---------    ----------
     -End of period                                                 56,330         --
                                                                 =========    ==========

SUPPLEMENTAL CASH ITEMS:
     Interest paid                                                 476,838       300,434
                                                                 =========    ==========
     Income taxes paid (recovered)                                 (25,300)        3,992
                                                                 =========    ==========

SUPPLEMENTAL NON-CASH ITEM:
     Preferred stock dividend                                       55,173       664,731
     Common shares issued for liabilities                          701,253          --
                                                                 =========    ==========










                 The accompanying notes are an integral part of
                these interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


1.  MANAGEMENT'S INTENTIONS

    Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant operating losses, working capital deficiencies, and violation of certain loan covenants. At June 30, 2002, the Company had a working capital deficiency of $2,920,000, a deficit of $23,780,992 and has suffered recurring losses from operations.

    With insufficient working capital from operations, the Company's primary sources of cash have been a revolving line of credit with Bank One and proceeds from the sale of equity securities. At June 30, 2002, the revolving line of credit was $4,400,000 including an overdraft of approximately $300,000. Eligible receivables allowed for a maximum borrowing of $4,100,000. The revolving line of credit agreement requires the Company to meet various restrictive covenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At June 30, 2002 and thereafter, the company did not comply with the covenants contained in the revolving line of credit agreement.

    On July 1, 2002 and as amended on August 1, 2002 and August 15, 2002, the company entered into a Forbearance and Modification Agreement with its senior lender, Bank One whereby the Bank agreed to forebear from exercising its rights and remedies against the company as a result of its violation of certain loan covenants, until the period ending August 31, 2002. In the event that the company defaults under the agreement including the failure to make payment when due, the Bank is entitled to exercise any and all of its security rights including foreclosing on collateral.

    On August 13, 2002, the company received a commitment from Morrison Financial Services Limited for a syndicated financing arrangement that will provide the funding necessary to purchase Bank One's debt and security. The partners in the syndicate are Maple Partners America Inc., Morrison Financial Services Limited and MFI Export Finance Inc. Bank One has agreed to extend the expiration of the Forbearance and Modification Agreement until August 31, 2002 to allow the syndicate to complete the financing arrangement.


    As at August 19, 2002, management's plans to mitigate and alleviate these adverse conditions and events include:

      A.  Commitment from a new lender to purchase Bank One's debt and security.
      B. Ongoing restructuring of debt obligations and settlement of outstanding claims.
      C. Ongoing restructuring of operations relating to the closure of non-profitable offices, termination of redundant staff and the institution of other cost cutting measures. See Note 14. Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs and will permit partial payments to vendors and interest payments on all debt.
      D. Ongoing efforts to procure cash through a private placement of debt, equity or warrant securities.
      E. Settlement of an outstanding insurance claim related to the loss of assets and business for two offices impacted by the terrorist events of September 11, 2001.
      F. Focus on growth in the technical publications, e-learning and engineering services divisions.
      G.  Sale of non-profitable and non-complimentary business units.

    Despite its negative working capital and deficit, the company believes that its management has developed a business plan that if successfully implemented could substantially improve the company's operational results and financial condition. However, the company can give no assurances that its current cash flows from operations, if any, borrowings available under its revolving line of credit, and proceeds from the sale of securities, will be adequate to fund its expected operating and capital needs for the next twelve months. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results, the bank's continued forbearance, the closing of new financing, and settlement of its insurance claim, all of which are subject to substantial uncertainties. Cash flows from operations for the next twelve months will be dependent, among other things, upon the effect of the current economic slowdown on sales, the impact of the restructuring plan and management's ability to implement its business plan. The failure to return to profitability and optimize operating cash flows in the short term, and to successfully procure forbearance from the bank and close alternate financing, could have a material adverse effect on the company's liquidity position and capital resources.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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


    c) Principal Business Activities

       Thinkpath Inc. is an information technology and engineering services company which, along with its subsidiaries Thinkpath US Inc. (formerly Cad Cam Inc.), Thinkpath Michigan Inc. (formerly Cad Cam of Michigan Inc.), Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.), Thinkpath Training US Inc.(formerly ObjectArts US Inc.), MicroTech Professionals Inc., and TidalBeach Development Inc., provides engineering, staffing, training and technology services to enhance the resource performance of clients.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

    k) Revenue
       1) The company provides the services of engineering and information technology staff on a project basis. The services provided are defined by guidelines to be accomplished by milestone and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery has occurred, the fee is fixed or determinable and collection reasonably assured.
       2) The company provides the services of information technology consultants on a contract basis and revenue is recognized as services are performed.
       3) The company places engineering and information technology professionals on a permanent basis and revenue is recognized upon candidates' acceptance of employment. If the company receives non-refundable upfront fees for "retained searches", the revenue is recognized upon candidates' acceptance of employment.
       4) The company provides advanced training and certification in a variety of technologies and revenue is recognized on delivery.
       5) The company licenses software in the form of a Human Capital Management System called Njoyn. The revenue associated with providing this software consists of an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements is based on the company's determination of the fair value of the elements if they had been sold separately. The set-up fee and customization revenue is recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract. Revenue is recognized on a percentage of completion basis for contracts with significant amounts of customization and clearly defined milestones agreed to by the customer and an enforceable right to invoice and collect on a partial completion basis. For contracts which require significant customization, without clearly defined milestones, and an inability to estimate costs, revenue is reflected on a completed contract basis. On March 1, 2002 the Company sold its subsidiary, Njoyn Software Incorporated to Cognicase Inc, a Canadian company. The net proceeds after broker fees were $1,350,000 of which $800,000 was received in cash and $550,000 was received in unrestricted common shares. The shares were sold on March 11, 2002 for value of $524,673.19. As part of the transaction, Cognicase assumed the entire staff in the technology division. As a result, the company has had no further Njoyn revenue.
       6) The company also signs contracts for the customization or development of SecondWave, a web development software in accordance with specifications of its clients. The project plan defines milestones to be accomplished and the costs associated. These amounts are billed as they are accomplished and revenue is recognized as the milestones are reached. The work in progress for costs incurred beyond the last accomplished milestone is reflected at the period end. To date these amounts have not been material and have not been set up at the period ends. The contracts do not include any post-contract customer support. Additional customer support services are provided at standard daily rates, as services are required. After the sale of Njoyn and the assumption of the technology division, the company has had no further SecondWave revenue.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

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

    q) Comprehensive Income
       In 1999, the company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income". This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as the changes in unrealized appreciation (depreciation) of securities and foreign currency translation adjustments.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

v)     Advertising Costs
       Advertising costs are expensed as incurred. For the three months ended June 30, 2002, advertising expense was $80,232 compared to $224,545 for the three months ended June 30, 2001.

       For the three months ended March 31, 2002, advertising expense was $68,772 compared to $123,240 for the three months ended March 31, 2001.


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
                                                      ---------

                                                      $ 250,000
                                                      =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


4. POOLING OF INTEREST

    Effective January 1, 2000. Thinkpath Inc. entered into a merger and acquisition agreement with a technical training provider, ObjectArts Inc. and its subsidiary ObjectArts (US) Inc. ObjectArts (US) Inc., was merged with IT Staffing New York Ltd., an inactive subsidiary of Thinkpath Inc. In exchange for all of the outstanding shares of ObjectArts Inc., the company issued 527,260 common stock. The merger was accounted for as a pooling of interests and the results of ObjectArts Inc. and ObjectArts (US) Inc. have been included for all periods presented.

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



5. ACCOUNTS RECEIVABLE
                                                    June 30,       December 31,
                                                       2002               2001
                                                          $                  $

    Accounts receivable                           5,483,229          6,079,676
    Less: Allowance for doubtful accounts          (316,153)          (577,563)
                                                  ---------          ---------
                                                  5,167,076          5,502,113
                                                  =========          =========


6. CAPITAL ASSETS
                                             June 30,               December 31,
                                              2002                         2001
                               -----------------------------------   -----------
                                   Accumulated
                                  COST     AMORTIZATION       NET         NET
                                   $           $               $           $

   Furniture and equipment        771,107      460,128      310,979      344,693
   Computer equipment
     and software               6,358,499    4,296,640    2,061,859    2,322,887
   Leasehold improvements         475,963      326,104      149,859      191,760
                                ---------    ---------    ---------    ---------
                                7,605,569    5,082,872    2,522,697    2,859,340
                                =========    =========    =========    =========
   Assets under capital lease     853,590      378,911      474,679      474,485
                                =========    =========    =========    =========

  Amortization for the three months ended June 30, 2002 was $204,720 including amortization of assets under capital lease of $32,929.

  Amortization for the three months ended March 31, 2002 amounted to $222,358 including amortization of assets under capital lease of $33,927.

  Amortization for the year ended December 31, 2001 amounted to $1,594,709. Amortization includes amortization of assets under capital lease of $146,217 for the year ended December 31, 2001.


7. INVESTMENT IN NON-RELATED COMPANIES

   Investment in non-related companies are represented by the following:

                                                     June 30,       December 31,
                                                        2002               2001

                Conexys                             $667,511           $667,511
                Digital Cement                       346,415            346,415
                                                  ----------         ----------
                Total                             $1,013,926         $1,013,926
                                                  ==========         ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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


      8. GOODWILL

         Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the following companies:



                                                              June 30,                  December 31,
                                                                  2002                          2001
                                                --------------------------------------    ----------
                                                              Accumulated
                                                   COST      AMORTIZATION      NET            NET
                                                     $            $             $              $

           Systemsearch Consulting Services        448,634      303,337        145,297       145,297
           International Career Specialists        850,597      850,597           --              --
           Cad Cam Inc.                          5,518,858      535,164      4,983,694     4,983,694
           MicroTech Professionals Inc.          3,009,198    3,009,198           --              --
           E-Wink Inc.                           2,433,700    2,433,700           --              --
                                                ----------   ----------     ----------    ----------

                                                12,260,987    7,131,996      5,128,991     5,128,991
                                                ==========   ==========     ==========    ==========


          Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These statements require the Company to evaluate the carrying value of our goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in writedowns that could adversely affect the Company's earnings. As of June 30, 2002, the company had not determined the effect of impairment tests on its earnings and financial position. In accordance with the requirements of SFAS No. 142, the company has not amortized goodwill in the current period. For the three and six months ended June 30, 2001, the company recorded amortization of goodwill of $132,000 and $280,000 respectively. The adjusted net loss for the three and six months ended June 30, 2001 without amortization of goodwill would have been $1,487,034 and $1,829,330 respectively. The adjusted loss per share before preferred dividends for the three and six months ended June 30, 2001 without amortization of goodwill would have been $0.10 and $0.13 respectively. The adjusted loss per share after preferred dividends for the three and six months ended June 30, 2001 without amortization of goodwill would have been $0.13 and $0.18.

          Amortization for the year ended December 31, 2001 was $454,908. Effective July 1, 2001, the Company changed its amortization period from 30 to 15 years on a prospective basis.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


       In accordance with the requirements of SFAS 121, the impairment of goodwill resulted in the writedown of the following amounts;
                                                     2001           2000
                                                    --------      ---------
           Systemsearch Consulting Services           238,673           --
           MicroTech Professionals Inc.             2,762,718           --
           International Career Specialists              --          679,568
           E-Wink Inc.                                   --        2,433,700
                                                    ---------     ----------
                                                    3,001,391      3,113,268
                                                    =========     ==========

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


9. OTHER ASSETS
                                                     June 30,      December 31,
                                                        2002              2001
                                                         $                $

    Deferred development cost                          58,620          993,765
    Deferred financing costs                          181,146               --
    Deferred contract(net of accumulated
         amortization of $690,000)                    150,000          250,000
    Cash surrender value of life insurance             46,624           43,945
                                                    ---------        ---------
                                                      436,390        1,287,710
                                                    =========       ==========

    Amortization for the three months ended June 30, 2002 amounted to $112,789. Amortization for the three months ended March 31, 2002 amounted to $152,267. Amortization for the year ended December 31, 2001 amounted to $510,038.


10.BANK INDEBTEDNESS

    i)  June 30, 2002
    At June 30, 2002, the balance of the revolving line of credit was $4,400,000 including an overdraft of approximately $300,000. The revolving line of credit provided for a maximum borrowing amount of $4,100,000 at variable interest rates based on eligible accounts receivable. The revolving line of credit agreement requires the Company to meet various restrictive covenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At June 30, 2002 and thereafter, the Company was not in compliance with the covenants contained in the revolving line of credit agreement.

    On July 1, 2002 and as amended on August 1, 2002, and August 15, 2002 the company entered into a Forbearance and Modification Agreement with its senior lender, Bank One whereby the Bank agreed to forebear from exercising its rights and remedies against the company as a result of its violation of certain loan covenants, until the period ending August 31, 2002. Under the terms of the agreement, the Bank is entitled to a forbearance fee of $50,000 and payment of related legal fees and expenses. The interest rate on the revolving line facility was increased to prime plus 3%. The company has continued to borrow from the revolving line facility subject to eligible accounts receivables as monitored weekly by the Bank. In the event that the company defaults under the agreement including the failure to make payment when due, the Bank is entitled to exercise any and all of its security rights including foreclosing on collateral.

    Bank One has agreed to extend the expiration of the Forbearance and Modification Agreement until August 31, 2002 to allow the company's new lender to complete the financing arrangement required to purchase Bank One's debt and security.

ii)  December 31, 2001
    At December 31, 2001, the Company had $4,870,000 outstanding with Bank One. The revolving line of credit provided for a maximum borrowing amount of $4,760,000 at variable interest rates based on eligible accounts receivable. At December 31, 2001, the Company had an

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


    overdraft of $110,000. The Company does not have an authorized overdraft facility with Bank One, however the bank has allowed an overdraft of up to $500,000 on a regular basis for approximately ten weeks. At December 31, 2001 and thereafter, the Company was not in compliance with the covenants contained in the revolving line of credit agreement.

    As a result of the default on the loan covenants governing our credit line facility, Bank One restricted our repayment of certain subordinated loans and notes payable which affected payments to the Business Development Bank of Canada, Roger Walters and Denise Dunne.


11.LONG-TERM DEBT

i)  June 30, 2002
    At June 30, 2002, the Company had $402,670 in subordinated debt outstanding to the Business Development Bank of Canada. The loan agreements require the Company to meet a certain working capital ratio. At June 30, 2002 and thereafter, the Company was not in compliance with the covenant contained in the loan agreements. In March 2002, the Business Development Bank consolidated the Company's loans and established a new repayment schedule with extended maturity dates after a nine month payment deferment. However, the company's ability to make subordinated debt and interest payments continues to be restricted by its senior lender, Bank One.

    In May 2002, the company secured a loan of $259,375 from an individual, Terry Lyons which was secured by the company's IRS refund. The company paid a placement fee of 10% to Mr. Lyons and the loan bears interest at 30% per cent per annum. Although the company received its IRS refund in July 2002, Mr. Lyons agreed to an extension of the loan until August 31, 2002.

ii) December 31, 2001
    At December 31, 2001, the Company had $419,079 in subordinated debt outstanding to the Business Development Bank of Canada. At December 31, 2001 and thereafter, the Company was not in compliance with the covenant contained in the loan agreements. The Business Development Bank of Canada agreed to postpone principal repayment of its subordinated loans until March 2002.

                                                           June 30,       December 31,
                                                             2002               2001
                                                              $                  $
     a) Included therein:

     Several loans with Business Development Bank of
     Canada ("BDC") secured by a general security
     agreement at various interest rates and royalties.    402,670           419,079

     A loan with T. Lyons payable by August 31, 2002       259,375                --
     bearing interest at 30% per annum.

     A loan with Bank One that was payable in 19
     remaining monthly payments of $13,889 with
     interest at 6% at December 31, 2001.
     In March 2002, this loan was paid in full.                 --           263,889

     Various capital leases with various payment terms
     and interest rates                                    343,249           427,749
                                                        ----------        ----------
                                                         1,005,294         1,110,717
     Less: current portion                                 607,010           528,285
                                                        ----------        ----------
                                                        $  398,284        $  582,432
                                                        ==========        ==========


     b) Future principal payments obligations as at June 30, 2002, were as follows:

                2002                      $  485,209
                2003                         325,838
                2004                         139,841
                2005                          50,588
                2006                           3,818
                                          ----------
                                           1,005,294
                                          ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



      c) Interest expense with respect to the long-term debt for the three months ended June 30, 2002 amounted to $67,673. Interest expense related to long-term debt was $21,638 for the three months ended March 31, 2002 and $99,651 for the year ended December 31, 2001.

     d) Pursuant to the BDC loan agreement, BDC had the option to acquire 22,122 common stock for an aggregate consideration of $1. The fair market value of these options at the time of issuance was $62,393 ($2.82 per option). The imputed discount on these options has been amortized over the term of the loan as interest and was fully amortized prior to January 1, 1999. The options were exercised in July 2001.


12. NOTES PAYABLE

      In September 2001, the company restructured its note payable to Roger Walters, the vendor of Cad Cam Inc. The principal was reduced from $1,200,000 to $750,000 in consideration of capital stock payable of $450,000. The company agreed to price protection on the 1,756,655 shares that were issued to Mr. Walters to a maximum floor price of $.14 per share. All principal payments were postponed until January 1, 2002 at which time, the Company began making principal payments of $12,500 per month plus interest at 4.5% until December 31, 2006.

      Subsequent to June 30, 2002, the company restructured its note payable to Roger Walters, reducing the principal from $675,000 to $240,000 in consideration of the issuance of 1,000,000 shares of its common stock. The company agreed to issue and register the shares upon obtaining shareholder approval of an amendment to its Articles of Incorporation increasing its authorized capital stock. Principal payments of $4,000 per month will begin September 1, 2002 bearing no interest until August 1, 2007.

      In September 2001, the company restructured its note payable to Denise Dunne-Fushi, the vendor of MicroTech Professionals Inc. The principal was reduced from $1,965,000 to $1,740,000 in consideration of capital stock payable of $225,000. In addition, all principal payments were postponed until January 1, 2003, at which time, the Company will pay $20,000 per month plus interest at 5% until December 31, 2006. The balance of $781,287 will be due on January 1, 2007. The Company is currently making interest payments of $14,397 per month until December 30, 2002.

      Subsequent to June 30, 2002, the company restructured its note payable to Denise Dunne-Fushi, reducing the principal from $1,740,000 to $600,000 in consideration of the issuance of 3,000,000 shares of its common stock. The company agreed to issue and register the shares upon obtaining shareholder approval of an amendment to its Articles of Incorporation increasing its authorized capital stock. Principal payments of $10,000 per month will begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, the company agreed to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits and vehicle lease for a period of four years.

                                                  June 30,           December 31
                                                     2002                   2001
                                                        $                      $

     Note Payable to Roger Walters                675,000                750,000

     Note Payable to Denise Dunne               1,740,000              1,740,000
                                               ----------             ----------
                                                2,415,000              2,490,000
     Less: current portion                        230,000                150,000
                                               ----------             ----------
                                                2,185,000             $2,340,000
                                               ==========             ==========

    c)   Capital repayments as at June 30, 2002

         2002                   95,000
         2003                  390,000
         2004                  390,000
         2005                  390,000
         2006                  370,000
         2007                  780,000
                            ----------
                            $2,415,000
                            ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



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

       During the three months ended June 30, 2002, the Company issued 250,000 shares of its common stock in consideration of public relations services, and 181,818 shares of its common stock in consideration of marketing and communications services.

       On May 24, 2002, the company entered into a loan agreement with Tazbaz Holdings Inc., an Ontario Corporation. Pursuant to the agreement, Tazbaz securitized an overdraft position of the company with Bank One in the amount of $650,000 in consideration of an aggregate of 5,000,000 shares of its common stock to be issued upon an amendment to the company's Articles of Incorporation permitting an increase in the company's authorized capital stock.

       On June 24, 2002, the company entered into consulting agreements with each of Mark Young and George Georgiou pursuant to which Messrs. Young and Georgiou shall perform consulting services with respect to corporate and debt restructuring. In consideration for such services the company issued 2,250,000 and 1,000,000 shares of its common stock to Messrs. Young and Georgiou, respectively. Pursuant to the agreement the company registered such shares of common stock under an S-8 registration statement.

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

       During the three months ended March 31, 2002, the company issued 1,756,655 shares to reduce a note payable of $474,297 to Roger Walters related to the purchase of CadCam Inc. The balance at June 30, 2002 represents $225,000 to Denise Dunne in settlement of a note payable.


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

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

       During the three months ended June 30, 2002, the Company issued 3,253,534 shares of its common stock on the conversion of 280 Series C preferred stock. The Company paid dividends of $84,506 on the conversions.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


       During the three months ended June 30, 2002, the company received four conversion notices for an aggregate of 435 shares of Series C Preferred Stock requiring the issuance of approximately 5,421,386 shares of its common stock. The company is unable to honor these conversions until it files an amendment to its Articles of Incorporation increasing its authorized capital stock, which amendment is subject to shareholder approval. The company has reflected the dividend on each of these conversions for a total of $51,687.

       On June 25, 2002, the company received letters from two of the holders of the Series C Preferred Stock demanding payment of an aggregate of $253,250 in liquidated damages as a result of a default of certain registration rights. The company believes that it has reached an oral agreement whereby such holders would forgo any liquidated damages.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


       share. In February 2001, 150,000 of such warrants were exercised by KSH Investment Group, the placement agent in the Company's August 2000 private placement offering. The exercise prices of the revised and newly issued warrants are equal to, or in excess of, the market price of our common stock on the date of such revision or issuance.

       Following verbal agreements in December 2000, on January 24, 2001, the company signed an agreement with The Del Mar Consulting Group, a California corporation, to represent it in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals. The company issued a non-refundable retainer of 400,000 shares to Del Mar and are required to pay $4,000 per month for on-going consulting services. In addition, Del Mar has a warrant to purchase 400,000 shares of common stock at $1.00 per share and 100,000 shares at $2.00 which expires January 24, 2005 and which are exercisable commencing August 1, 2001. As the agreement to issue the non- refundable retainer was reached in December 2000, the 400,000 shares with a value of $268,000 has been included in the shares issued for services rendered and has been included in financing expenses for December 31, 2000. The commitment to issue the non-refundable deposit was effected in December 2000. The value of the warrants of $216,348 has been included in paid in capital in January 2001 and the expense was reflected over the six month period ending August 1, 2001. In April 2001, the warrants were cancelled and new warrants were issued which are exercisable at $0.55. 200,000 of the warrants are exercisable commencing April 2001 and the balance are exercisable commencing August 1, 2001. The value of the change in the warrants of $29,702 has been included in the paid in capital in April 2001 and the additional expense was amortized in the period ending August 1, 2001.

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

         During the three months ended June 30, 2002, the company issued 200,000 warrants. The warrants were issued to Johnston & Associates, LLC, a Washington company, to provide strategic governmental relations counseling and marketing representation before the Department of Defense, Congress and targeted companies in connection with marketing the services of the Company's engineering operations related to specific government contracts. The warrants were issued at the fair market value on the date of grant and will vest at 50% per year. In addition, Johnston & Associates will be compensated at a rate of $10,000 per month for twelve months from April 2002 until March 31, 2003.


    f) Stock Options

       The company had outstanding stock options issued in conjunction with its long-term financing agreements for 22,122 common stock which were exercised in July 2001, the cost of which has been expensed prior to January 1, 1999, and additional options issued to a previous employee of the company for 200,000 shares exercisable at $2.10, of which 18,508 were exercised during 2000. The balance of 181,492 are outstanding.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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


       Description            Cash/   Reserve balance   Restructuring  Activity  Reserve balance
                            non/cash   March 31, 2002        Costs                June 30, 2002

    Severance packages
     London-Training         Cash        37,646             --        (37,646)        --
       Toronto-R&D           Cash          --               --             --         --
    Lease cancellations
       London-Training       Cash          --               --             --         --
       Toronto-R&D           Cash          --               --             --         --
                                        -------          -------      -------    -------
    Commitments                          37,646             --        (37,646)        --
                                        =======          =======      =======    =======


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


15. DEFERRED INCOME TAXES AND INCOME TAXES

    a) Deferred Income Taxes

       The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:


                                                                     June 30,
                                                                        2002
                                                                         $
       Accounting amortization in excess of tax
           amortization                                                9,875
       Losses available to offset future income
           taxes                                                   3,117,220
       Share issue costs                                             532,405
       Adjustment cash to accrual method                            (496,879)
       Investment tax credit                                              --
                                                                   ---------

                                                                   3,162,621

       Less:  Valuation allowance                                  3,313,001
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


    b) Current Income Taxes

       Current income taxes consist of:

                                                                    June 30,
                                                                       2002

                                                                        $

       Amount calculated at Federal and
              Provincial statutory rates                           (412,874)
                                                                  ----------

       Increase (decrease) resulting from:
              Permanent differences                                 205,527
              Valuation allowance                                   182,047
                                                                  ----------

                                                                    387,574
                                                                  ----------

       Current income taxes                                         (25,300)
                                                                  ==========


       Issue expenses totaling approximately $1,300,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, the loss is available to be carried forward for seven years from the year the loss is incurred. As the US subsidiaries have been acquired by a non-US entity, the taxable income will be increased by approximately $1,900,000 over the next three years as the company is required to change its taxation method from the cash basis to the accrual basis. The company has not reflected the benefit of utilizing non-capital losses totaling approximately $8,200,000 in the future as a deferred tax asset as at June 30, 2002. As at the completion of the June 30, 2002 financial statements, Management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


16. OTHER COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) for the three months ended June 30, 2002:



                                                              Before Tax            Tax (Expense)               Net-of-Tax
                                                                Amount               or Benefit                   Amount
                                                                ------               ----------                   ------

    Foreign currency translation adjustments                     61,005                      --                   61,005

    Adjustment to market value                                       --                      --                       --
                                                               ---------                -------                ---------

    Other comprehensive income (loss)                            61,005                      --                   61,005
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


17.   DISCONTINUED OPERATIONS

    Effective March 1, 2002, the Company sold its technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. Net proceeds after broker fees were $1,320,000 of which the company received $800,000 in cash and $550,000 worth of unrestricted common shares on closing. The shares were sold on March 11, 2002 for value of $524,673. As part of the transaction, Cognicase assumed all of the staff in the Company's technology division. The company will not have future revenues from either its Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. Technology revenue for the three months ended March 31 was $42,000 for 2002 and $200,000 for 2001. The operating loss from the technology division for the three months ended March 31 was $110,000 for 2002 and $80,000 for 2001. The operating loss from the technology division for the three months ended June 30 was $17,000 for 2002 compared to income of $11,000 for 2001. On disposal, Njoyn had approximately $950,000 in assets consisting primarily of deferred development charges and approximately $30,000 in liabilities consisting primarily of capital lease obligations. The gain on disposal of $497,579 has been reflected in the Income (loss) from discontinued operations. No income taxes have been reflected on this disposition as the sale of the shares gives rise to a capital loss, the benefit of which, is more likely than not to be realized.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



18. SEGMENTED INFORMATION


      a) Sales by Geographic Area

                                           Three Months            Three Months            Six Months              Six Months
                                       Ended June 30, 2002     Ended June 30, 2001    Ended June 30, 2002     Ended June 30, 2001
                                       -------------------     -------------------    -------------------     -------------------
                                                $                       $                        $                       $

                            Canada          3,256,895               3,169,243                6,726,626               8,148,674
          United States of America          4,120,157               6,571,694                8,056,103              12,090,464
                                           ----------              ----------               ----------              ----------
                                            7,377,052               9,740,937               14,782,729              20,239,138
                                           ==========              ==========               ==========              ==========


      b) Net Income (Loss) by Geographic Area

                                Three Months            Three Months            Six Months              Six Months
                                       Ended June 30, 2002     Ended June 30, 2001    Ended June 30, 2002     Ended June 30, 2001
                                       -------------------     -------------------    -------------------     -------------------
                                                $                       $                        $                       $

                            Canada           (457,031)             (1,194,448)                (563,866)             (1,906,989)
          United States of America            (50,274)               (424,586)                (442,909)               (202,341)
                                           ----------              ----------               ----------              ----------
                                             (507,305)             (1,619,034)              (1,006,775)             (2,109,330)
                                           ==========              ==========               ==========              ==========


      c) Identifiable Assets by Geographic Area

                                 Three Months            Year Ended
                                        Ended June 30, 2002       December 31, 2001
                                       --------------------    --------------------
                                                 $                        $

                             Canada          6,088,506                4,995,715
           United States of America          9,398,971               12,179,263
                                            ----------               ----------
                                            15,487,477               17,174,978
                                            ==========               ==========


      d) Revenue and Gross Profit by Operating Segment


                                            Three Months          Three Months            Six Months             Six Months
                                       Ended June 30, 2002   Ended June 30, 2001     Ended June 30, 2002   Ended June 30, 2001
                                       -------------------   -------------------     -------------------   -------------------
                                                 $                    $                      $                       $
            Revenue
                    IT Recruitment           3,348,304            4,467,704              6,883,854               8,979,438
         Tech Pubs and Engineering           3,036,629            3,239,012              6,109,960               7,020,485
                  IT Documentation             500,364              932,395                905,861               2,219,169
                          Training             491,755            1,101,826                883,054               2,020,046
                                            ----------           ----------             ----------              ----------
                                             7,377,052            9,740,937             14,782,729              20,239,138
                                            ==========           ==========             ==========              ==========
            Gross Profit
                    IT Recruitment             356,458            1,279,165              1,055,885               2,591,961
         Tech Pubs and Engineering           1,004,074              957,049              1,936,429               2,017,011
                  IT Documentation             124,910              285,398                236,036               1,001,944
                          Training             269,578              634,292                433,945               1,174,663
                                            ----------           ----------             ----------              ----------
                                             1,755,020            3,155,904              3,662,295               6,785,579
                                            ==========           ==========             ==========              ==========


    e) Revenues from Major Customers

       The consolidated entity had the following revenues from major Customers:

       For the three months ended June 30, 2002, one customer had sales of $2,285,525 which represents approximately 31% of total revenues.

       For the three months ended March 31, 2002, one customer had sales of $2,052,787 which represents approximately 28% of total revenues.

       For the year ended December 31, 2001, one customer had sales of $6,800,000 which represents approximately 18% of total revenues.

    f) Purchases from Major Suppliers
       There were no significant purchases from major suppliers.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


19. EARNINGS PER SHARE

    The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

                                         Three Months     Three Months       Six Months       Six Months
                                                Ended            Ended            Ended            Ended
                                        June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001


    Average common stock outstanding    24,511,005      14,713,383      21,182,368     13,869,253
    Average common stock issuable               --              --              --             --
                                        ----------      ----------      ----------     ----------
    Average common stock outstanding
      assuming dilution                 24,511,005      14,713,383      21,182,368     13,869,253
                                        ==========      ==========      ==========     ==========

    The outstanding options and warrants were not included in the computation of the fully diluted earnings per common share as the effect would be anti-dilutive.

    The earnings per share calculation (basic and fully diluted) does not include any common stock for common stock payable as the effect would be anti-dilutive.


20. STOCK OPTION PLANS

    a) Options outstanding

                                                               OPTIONS        WEIGHTED
                                                                               AVERAGE
                                                                              EXERCISE
                                                                                 PRICE

       Options outstanding at December 31, 2000                1,419,617          2.21

       Options granted to key employees and directors             35,000           .68
       Options granted to consultant                              50,000           .70
       Options exercised during the year                         (22,125)          .01
       Options forfeited during the year                        (257,500)         3.21
       Options expired during the year                                -
                                                               ---------

       Options outstanding at December 31, 2001                1,224,992
                                                               =========

       Options granted to key employees and directors                 -
       Options granted to consultant                                  -
       Options exercised during the period                            -
       Options forfeited during the period                      (27,500)         3.22
       Options expired during the period                              -
                                                               ---------

       Options outstanding at March 31, 2002                   1,197,492
                                                               =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



       Options granted to key employees and directors                 -
       Options granted to consultant                                  -
       Options exercised during the period                            -
       Options forfeited during the period                      (45,000)         3.22
       Options expired during the period                              -
                                                               ---------

       Options outstanding at June 30, 2002                    1,152,492
                                                               =========


       Options exercisable December 31, 2000                     714,117          1.95
       Options exercisable December 31, 2001                   1,059,659          1.75
       Options available for future grant December 31, 1999      184,500
       Options available for future grant December 31, 2000          --
       Options available for future grant December 31, 2001      261,500


       During the three months ended June 30, 2002, 45,000 options exercisable at between $3.19 and $3.25 have been forfeited by employees following their termination and the expiry of their option periods to August 16, 2002.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


    d) Black Scholes Assumptions

       The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                                    2001 GRANTS
                                                    -----------
       Risk free interest rates                      4.76%
       Volatility factors                             100%
       Weighted average expected life                4.90 years
       Weighted average fair value per share          .74
       Expected dividends                              --



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



THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


22. CONTINGENCIES

a) Lease Commitments

       Minimum payments under operating leases for premises occupied by the company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at June 30, 2002 for the next five years are as follows:

                2002                         $  495,155
                2003                            586,624
                2004                            555,366
                2005                            554,916
                2006                            458,634
          Thereafter                            458,634
                                               --------

                                             $3,109,329
                                             ==========


23.  SUBSEQUENT EVENTS


        On July 1, 2002 and as amended on August 1, 2002 and August 31, 2002, the company entered into a Forbearance and Modification Agreement with its senior lender, Bank One whereby the Bank agreed to forebear from exercising its rights and remedies against the company as a result of its violation of certain loan covenants, until the period ending August 31, 2002. Under the terms of the agreement, the Bank is entitled to a forbearance fee of $50,000 and payment of related legal fees and expenses. The interest rate on the revolving line facility was increased to prime plus 3%. The company has continued to borrow from the revolving line facility subject to eligible accounts receivables as monitored weekly by the Bank. In the event that the company defaults under the agreement including the failure to make payment when due, the Bank is entitled to exercise any and all of its security rights including foreclosing on collateral.

        On August 13, 2002, the company received a commitment from Morrison Financial Services Limited for a syndicated financing arrangement that will provide the funding necessary to purchase Bank One's debt and security. The partners in the syndicate are Maple Partners America Inc., Morrison Financial Services Limited and MFI Export Finance Inc. Bank One has agreed to extend the expiration of the Forbearance and Modification Agreement until August 31, 2002 to allow the syndicate to complete the financing arrangement.

        On July 31, 2002, the company restructured its note payable to Roger Walters, reducing the principal from $675,000 to $240,000 in consideration of the issuance of 1,000,000 shares of its common stock. The company agreed to issue and register the shares upon obtaining shareholder approval of an amendment to its Articles of Incorporation increasing its authorized capital stock. Principal payments of $4,000 per month will begin September 1, 2002 bearing no interest until August 1, 2007.

        On July 31, 2002, the company restructured its note payable to Denise Dunne-Fushi, reducing the principal from $1,740,000 to $600,000 in consideration of the issuance of 3,000,000 shares of its common stock. The company agreed to issue and register the shares upon obtaining shareholder approval of an amendment to its Articles of Incorporation increasing its authorized capital stock. Principal payments of $10,000 per month will begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, the company agreed to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits and vehicle lease for a period of four years.

        On August 14, 2002, the company received a Nasdaq Staff Determination letter indicating that it was not in compliance with the minimum bid price or net tangible assets requirements for continued listing, as set forth in Nasdaq's Marketplace Rule 4310(c)(4). The company also failed to meet the initial inclusion requirements under Nasdaq's Marketplace Rule 4310(c)(2)(A) including minimum stockholders' equity of $5 million, market capitalization of $50 million or net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As a result, the company's securities will be delisted from The Nasdaq SmallCap Market on August 22, 2002. The company intends to appeal the Staff's determination to the Listing Qualifications Panel, pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. A hearing request will stay the delisting of the Company's securities pending the Panel's decision.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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


24.  COMPARATIVE FIGURES

     Certain figures in the June 30, 2001 financial statements have been reclassified to conform with the basis of presentation used in June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Thinkpath Inc. contained elsewhere in this Form 10-Q. The statements contained in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended including statements regarding Thinkpath Inc.'s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Thinkpath Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-Q are based on information available to Thinkpath Inc. on the date hereof, and Thinkpath Inc. assumes no obligation to update any such forward-looking statement. It is important to note that Thinkpath Inc.'s actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form 10-Q are in United States dollars unless otherwise indicated. Unless otherwise indicated, all reference to "Thinkpath," "us," "our," and "we," refer to Thinkpath Inc. and its subsidiaries.

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

Consolidation

           Our determination of the appropriate accounting method with respect to our investments in subsidiaries is based on the amount of control we have, combined with our ownership level, in the underlying entity. Our consolidated financial statements include the accounts of our parent company and our wholly-owned subsidiaries. All of our investments are accounted for on the cost method. If we had the ability to exercise significant influence over operating and financial policies of a company, but did not control such company, we would account for these investments on the equity method.

           Accounting for an investment as either consolidated or by the equity method would have no impact on our net income (loss) or stockholders' equity in any accounting period, but would impact individual income statement and balance sheet items, as consolidation would effectively "gross up" our income statement and balance sheet. However, if control aspects of an investment accounted for by the cost method were different, it could result in us being required to account for an investment by consolidation or the equity method. Under the cost method, the investor only records its share of the investee's earnings to the extent that it receives dividends from the investee; when the dividends received exceed the investee's earnings subsequent to the date of the investor's investment, the investor records a reduction in the basis of its investment. Under the cost method, the investor does not record its share of losses of the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the investee's net income or loss, to the extent of its investment or its guarantees of the investee's debt.

          At June 30, 2002, all of our investments in non-related companies totaling $1,013,926 were accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

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

           Our various revenue recognition policies are consistent with these criteria. We have developed proprietary technology in two areas: human capital management and Web development. Njoyn is a Web-based human capital management system that automates and manages the hiring process. The revenue associated with providing this software is allocated to an initial set-up fee, customization and training fees as agreed with the customer and an ongoing monthly per user fee. The allocation of revenue to the various elements is based on our determination of the fair value of the elements as if they had been sold separately. The set-up fee and customization revenue is recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract. Revenue for the training is recorded as the services are rendered and the ongoing monthly fee is recorded each calendar month. There is no additional fee charged to customers for hosting.

           Effective March 1, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc, a Canadian company. As part of the transaction, Cognicase assumed all of the (eight employees) staff in our technology division and is contracting the services of our Chief Information Officer for a period of six months. There was no revenue from Njoyn for the three months ended June 30, 2002 and it represented less than 1% for the three months ended June 30, 2001. Revenue from Njoyn represented less than 1% of total revenue for the three months ended March 31, 2002, and 2001. As a result of the sale to Cognicase, we will not have future revenues from Njoyn and the operations have been reported as discontinued.

               Our other proprietory technology, SecondWave, is a Web development product that allows companies to create, manage and automate their own dynamic, adaptive Web sites. The software learns from each visitor's behavior and targets his or her needs and interests with customized content and communications. We enter into contracts for the customization or development of SecondWave in accordance with the specifications of our customers. The project plan defines milestones to be accomplished and the costs associated with this project. These amounts are billed as they are accomplished and revenue is recognized as the milestones are reached. The work in progress for costs incurred beyond the last accomplished milestone is reflected at the period end. To date these amounts have not been material and have not been set up at the period ends. The contracts do not include any post-contract customer support. Additional customer support services are provided at standard daily rates, as services are required.

           There was no revenue from SecondWave for the three months ended June 30, 2002. Revenue from SecondWave represented less than 2% of total revenue for the three months ended June 30, 2001. Revenue from SecondWave represented less than 1% of total revenue for the three months ended March 31, 2002 and 2001. As part of the sale of Njoyn, Cognicase Inc. assumed all of our technology staff. As a result, we do not anticipate future revenues from SecondWave Inc. and the operations have been reported as discontinued.


Carrying Value Goodwill and Intangible Assets

           Prior to January 1, 2002, our goodwill and intangible assets were accounted for in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement required us to evaluate the carrying value of our goodwill and intangible assets upon the presence of indicators of impairment. Impairment losses were recorded when estimates of undiscounted future cash flows were less than the value of the underlying asset. The determination of future cash flows or fair value was based upon assumptions and estimates of forecasted financial information that may differ from actual results. If different assumptions and estimates were used, carrying values could be adversely impacted, resulting in write downs that would adversely affect our earnings. In addition, we amortized our goodwill balances on a straight-line basis over 30 years. The evaluation of the useful life of goodwill required our judgment, and had we chosen a shorter time period over which to amortize goodwill, amortization expense would have increased, adversely impacting our operations. As of June 30, 2002, we had goodwill of $5,128,991. At December 31, 2001, we recorded an impairment of goodwill of $3,001,391 based on our evaluation of carrying value and projected cash flows.

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


THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

Revenue

             For the three months ended June 30, 2002, we derived 56% of our revenue in the United States compared to 67% for the three months ended June 30, 2001. The decrease in the total revenue derived in the United States is a result of the increase in IT Recruitment sales in Canada and the decrease in Technical Training and IT Documentation sales in the United States.

             For the three months ended June 30, 2002, our primary source of revenue was recruitment, representing 45% of total revenue compared to 46% for the three months ended June 30, 2002. Recruitment revenue for the three months ended June 30, 2002 decreased by $1,120,000 or 25% to $3,350,000 compared to $4,470,000 for the three months ended June 30, 2001. The decrease in recruitment revenue is a result of cutbacks and reduced hiring in the telecommunications, network and financial services industries. Our recruitment division has preferred supplier agreements with AT&T, Rogers Communications, Sprint Canada and several Canadian banks.

             We perform permanent, contract and executive searches for IT and engineering professionals. Most searches are performed on a contingency basis with fees due upon candidate acceptance of permanent employment or on a time-and-materials basis for contracts. Retained searches are also offered, and are paid by a non-refundable portion of one fee prior to performing any services, with the balance due upon candidates' acceptance. The revenue for retained searches is recognized upon a candidate's acceptance of employment.

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

           For the three months ended June 30, 2002, 41% of our revenue came from engineering services including technical publications, engineering design and e-learning compared to 33% for the three months ended June 30, 2001. Revenue from engineering services for the three months ended June 30, 2002 decreased by $200,000 or 6% to $3,040,000 compared to $3,240,000 for the three months ended June 30, 2001. Although the majority of our revenue continues to be derived from IT Recruitment, our focus is on growing the engineering services division. In particular, we are focused on expanding into the defense, aerospace and automotive industries and leveraging off existing engineering customers to secure new technical publication and e-learning business.

           The decrease in engineering sales is a result of the postponement of large contracts awarded in 2001 and the first quarter of 2002. Many of these contracts did not begin until the end of the second quarter. It is anticipated that the revenues from these contracts will contribute to the growth in engineering sales in the third and fourth quarters of 2002.

           Our engineering services include the complete planning, staffing, development, design, implementation and testing of a project. It can also involve enterprise-level planning and project anticipation. Our specialized engineering services include: technical publications, design, e-learning and Web development. We outsource our technical publications and engineering services on both a time and materials and project basis. For project work, the services provided are defined by guidelines to be accomplished by milestone and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery of the service, and when the fee is fixed or determinable and collection is probable. Customers we provide engineering services to include General Dynamics, General Electric, General Motors, Lockheed Martin, Boeing, Caterpillar and Cummins Engines.

           For the three months ended June 30, 2002, information technology documentation services represented approximately 7% of our revenue compared to 10% for the three months ended June 30, 2001. Revenue from information technology documentation services for the three months ended June 30, 2002 decreased by $430,000 or 46% to $500,000 compared to $930,000 for the three months ended June 30, 2001.

               The substantial decrease in revenue from information technology documentation services is primarily due to the loss of sales personnel and the general economic slowdown in this industry. This division offers a very specialized service, and relied on several key customers in a very localized market. Many of these customers have either cancelled projects or have put a number of their projects on hold. In response to these conditions, we have recently expanded the marketing of our documentation services to other regions and to existing recruitment and engineering services customers. In addition, we have reduced our operating expenses for this division to support the current levels of revenue.

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

           For the three months ended June 30, 2002, technical training represented approximately 7% of our revenue compared to 11% for the three months ended June 30, 2001. Revenue from technical training for the three months ended June 30, 2002 decreased by $610,000 or 55% to $490,000 compared to $1,100,000 for the three months ended June 30, 2001.

               The decline in revenue from technical training is the result of several factors: the significant restructuring of this division, including the termination of 12 sales employees; a general decline in the industry resulting in the cancellation or postponement of technical training contracts; and, the events of September 11, 2001 which resulted in the temporary closure of our New York technical training office, the relocation of several clients and continuing business interruption. In response to these conditions, we continue to reduce our operating expenses for this division to support the current levels of revenue. We are actively marketing this division for sale.

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


Gross Profit

           Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of contract recruitment include contractor fees and benefits. Gross profit for information technology recruitment services for the three months ended June 30, 2002 declined to 11% from 29% for the three months ended June 30, 2001. The decline in gross profit is a result of our focus on contract sales and our preferred vendor status with large clients for information technology contract recruitment services. It is often necessary to lower billing rates and markups to be successful in the bid process. One client, with an average gross profit margin of 15%, represents 68% of the total revenue for the recruitment division and 31% of the company's total revenues for the three months ended June 30, 2002. Revenue from permanent placements has declined considerably from last year, which has also contributed to the decline in gross profit. We do not attribute any direct costs to permanent placement services, therefore the gross profit on such services is 100% of revenue.

               The direct costs of technical publications and engineering services include wages, benefits, software training and project expenses. The average gross profit for this division was 33% for the three months ended June 30, 2002 compared to 30% for the three months ended June 30, 2001. The increase in gross profit for technical publications and engineering services is a result of the increase in higher margin contracts in technical publications and e-learning compared to the traditional engineering services. In addition, we are engaging in more time-and-materials based contracts versus fixed cost which prevents against project and costs overruns.

               The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the three months ended June 30, 2002 was 25% compared to 31% for the three months ended June 30, 2001. The decline in gross profit in the current period is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.

              The direct costs of training include courseware and trainer salaries, benefits and travel. The average gross profit was 55% for the three months ended June 30, 2002 compared to 57% for the three months ended June 30, 2001. The decrease in gross profit is a result of higher trainer travel costs and the higher utilization of contract trainers as a result of the downsizing of internal staff that occurred in the later half of last year.

THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2001

Revenue

               For the six months ended June 30, 2002, we derived 55% of our revenue in the United States compared to 60% for the six months ended June 30, 2001. The decrease in the total revenue derived from the United States is a result of the increase in IT Recruitment sales in Canada and the decrease in Technical Training and IT Documentation sales in the United States.

               For the six months ended June 30, 2002, our primary source of revenue was recruitment, representing 47% of total revenue compared to 44% for the six months ended June 30, 2001. Recruitment revenue for the six months ended June 30, 2002 decreased by $2,100,000 or 23% to $6,880,000 compared to
$8,980,000 for the six months ended June 30, 2001. The decrease in recruitment revenue is a result of cutbacks and reduced hiring in the telecommunications, network and financial services industries.

               For the six months ended June 30, 2002, 41% of our revenue came from engineering services including technical publications, engineering design and e-learning compared to 35% for the six months ended June 30, 2001. Revenue from engineering services for the six months ended June 30, 2002 decreased by $910,000 or 13% to $6,110,000 compared to $7,020,000 for the six months ended June 30, 2001. The decrease in engineering sales is a result of the postponement of large contracts awarded in 2001 and the first quarter of 2002. Many of these contracts did not begin until the end of the second quarter. It is expected that the revenues from these contracts will contribute to the growth in engineering sales in the third and fourth quarters of 2002.

              For the six months ended June 30, 2002, information technology documentation services represented approximately 6% of our revenue compared to 11% for the six months ended June 30, 2001. Revenue from information technology documentation services for the six months ended June 30, 2002 decreased by $1,310,000 or 59% to $910,000 compared to $2,220,000 for the six months ended June 30, 2001.

              The substantial decrease in revenue from information technology documentation services is primarily due to the loss of sales personnel and the general economic slowdown in this industry. This division offers a very specialized service, and relied on several key customers in a very localized market. Many of these customers have either cancelled projects or have put a number of their projects on hold. In response to these conditions, we have recently expanded the marketing of our documentation services to other regions and to existing recruitment and engineering services customers. In addition, we have reduced our operating expenses for this division to support the current levels of revenue.

               For the six months ended June 30, 2002, technical training represented approximately 6% of our revenue compared to 10% for the six months ended June 30, 2001. Revenue from technical training for the six months ended June 30, 2002 decreased by $1,130,000 or 56% to $890,000 compared to $2,020,000 for the six months ended June 30, 2001.

              The decline in revenue from technical training is the result of several factors: the significant restructuring of this division, including the termination of 12 sales employees; a general decline in the industry resulting in the cancellation or postponement of technical training contracts; and, the events of September 11, 2001 which resulted in the temporary closure of our New York technical training office, the relocation of several clients and continuing business interruption. In response to these conditions, we continue to reduce our operating expenses for this division to support the current levels of revenue. We are actively marketing this division for sale.

Gross Profit

              Gross profit for information technology recruitment services for the six months ended June 30, 2002 declined to 15% from 29% for the six months ended June 30, 2001. The decline in gross profit is a result of our focus on contract sales and our preferred vendor status with large clients for information technology contract recruitment services. It is often necessary to lower billing rates and markups to be successful in the bid process. One client, with an average gross profit margin of 15% represented 63% of the total revenue for the recruitment division and 29% of the company's total revenues for the six months ended June 30, 2002. Revenue from permanent placements has declined considerably from last year, which has also contributed to the decline in gross profit in this division.

              The average gross profit for the engineering division was 32% for the six months ended June 30, 2002 compared to 29% for the six months ended June 30, 2001. The increase in gross profit for technical publications and engineering services is a result of the increase in higher margin contracts in technical publications and e-learning compared to the traditional engineering services. In addition, we are engaging in more time-and-materials based contracts versus fixed cost which prevents against project and costs overruns.

              The average gross profit for the information technology division for the six months ended June 30, 2002 was 26% compared to 45% for the six months ended June 30, 2001. The decline in gross profit in the current period is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.

               The average gross profit for the technical training division was 49% for the six months ended June 30, 2002 compared to 58% for the six months ended June 30, 2001. The decrease in gross profit is a result of increased trainer travel costs and the increased utilization of contract trainers as a result of the downsizing of internal staff that occurred in the third and fourth quarters of last year.


RESULTS OF OPERATIONS

               The following table presents our statements of operations reflected as a percentage of our total revenue.

                                                   STATEMENTS OF OPERATIONS--PERCENTAGES
                                                               (UNAUDITED)


                                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------         -------------------------

                                                    2002             2001             2002             2001
                                                    ----             ----             ----             ----

REVENUE                                            100%             100%             100%              100%
-------                                            ----             ----             ----              ----

COST OF SALES                                       76%              68%              75%               66%
                                                   ----             ----             ----              ----
GROSS PROFIT                                        24%              32%              25%               34%
                                                   ----             ----             ----              ----
EXPENSES
   Administrative                                   12%              23%              14%               15%
   Selling                                          13%              17%              13%               16%
   Financing Expenses                               --%              (1)%             --%                3%
   Depreciation and amortization                     4%               5%               4%                5%
   Restructuring                                    --%               1%              --%                1%
                                                  ----             ----             ----              ----
Income (loss) from continuing operations
before interest charges                             (5)%             (13)%            (6)%              (6)%

 Interest charges                                    3%               2%               3%                2%
                                                  ----             ----             ----              ----
Income (loss) from continuing operations            (8)%            (15)%             (9)%              (8)%

   Income taxes                                      0%               2%              (0)%               2%
                                                  ----             ----             ----              ----
Income (loss) from continuing operations            (8)%            (17)%             (9)%             (10)%

Income (loss) from discontinued operations           1%               0%               3%               (0)%

Net Income (loss)                                   (7)%            (17)%             (6)%             (10)%
                                                  ----             ----             ----              ----

THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

              Revenue. Revenue for the three months ended June 30, 2002 decreased by $2,360,000 or 24%, to $7,380,000, as compared to $9,740,000 for the three months ended June 30, 2001. The decrease is primarily attributable to the decline in revenues from our IT recruitment, IT documentation and training divisions of 25%, 46% and 55% respectively.

              Cost of Sales. The cost of sales for the three months ended June 30, 2002 decreased by $970,000, or 15%, to $5,620,00, as compared to $6,590,000 for the three months ended June 30, 2001. The cost of sales as a percentage of revenue increased to 76% compared to 68% for the three months ended June 30, 2001. The increase in cost as a percentage of sales corresponds with the increase in lower margin IT recruitment sales.

              Gross Profit. Gross profit for the three months ended June 30, 2002 decreased by $1,400,000, or 44%, to $1,760,000 compared to $3,160,000 for the three months ended June 30, 2001. This decrease was attributable to the overall decrease in revenue and the increase in cost of sales during the three months ended June 30, 2002. As a percentage of revenue, gross profit decreased from 32% for the three months ended June 30, 2001 to 24% for the three months ended June 30, 2002. This decrease in gross profit is a direct result of the increase in direct costs associated with IT recruitment sales.

               Expenses. Expenses for the three months ended June 30, 2002 decreased by $2,230,000, or 51%, to $2,110,000 compared to $4,340,000 for the three months ended June 30, 2001. Administrative expenses decreased $1,370,000 or 61% to $880,000 compared to $2,250,000 for the three months ended June 30, 2001. This decrease is related to the significant reduction in administrative salaries and other expenses as a result of restructuring and general cost cutting. Selling expenses for the three months ended June 30, 2002 decreased by $680,000, or 42%, to $930,000 from $1,610,000 for the three months ended June 30, 2001. This decrease is attributable to the decrease in sales salaries and commissions, as a result of the reduction in sales and the elimination of certain advertising and promotional expenses. For the three months ended June 30, 2002, depreciation and amortization expenses decreased by $160,000, or 34%, to $310,000 from $470,000 for the three months ended June 30, 2001. This decrease is primarily attributable to our adoption of Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under these statements, goodwill will no longer be amortized. Amortization of goodwill for the three months ended June 30, 2001 amounted to $132,000. For the three months ended June 30, 2002, there were no restructuring charges related to the termination of personnel and the closure of non-productive branch offices. For the three months ended June 30, 2001, restructuring charges were $62,000 and related to the closure of our London training office and termination of personnel.

              Income (Loss) from Continuing Operations. For the three months ended June 30, 2002, losses from continuing operations decreased by $840,000 to a loss of $350,000 as compared to a loss of $1,190,000 for the three months ended June 30, 2001. The decrease in losses is primarily attributable to the significant reduction in administrative and sales expenses, as well as amortization.

              Interest Charges. For the three months ended June 30, 2002, interest charges decreased by $10,000, or 4%, to $230,000 from $240,000 for the three months ended June 30, 2001.

              Income (Loss) from Continuing Operations before Income Tax. Loss from continuing operations before income tax for the three months ended June 30, 2002 decreased by $840,000 to a loss of $590,000 as compared to a loss of $1,430,000 for the three months ended June 30, 2001.

              Income Taxes. Income tax expense for the three months ended June 30, 2002 decreased by $200,000 to $100 compared to an expense of $200,000 for the three months ended June 30, 2001. The expense in 2001 was a write down of the deferred income tax asset.

              Income (Loss) from Continuing Operations. Loss from continuing operations for the three months ended June 30, 2002 decreased by $1,040,000, or 64%, to a loss of $590,000 compared to a loss of $1,630,000 for the three months ended June 30, 2001.

              Income (Loss) from Discontinued Operations. Operations of the technology division for the three months ended June 30, 2002 have been reported as discontinued and include no revenue, cost of sales of $2,000, administrative expenses of $800, selling expenses of $500, depreciation expense of $10,000 and interest expense of $4,000. The net loss for the three months ended June 30, 2002 was $17,300. The gain on disposal of $100,000 has been reflected in the Income (loss) from discontinued operations.

              Operations of the technology division for the three months ended June 30, 2001 have been reported as discontinued and include revenues of $275,000, cost of sales of $13,000, administrative expenses of $30,000, selling expenses of $13,000, depreciation expense of $90,000, restructuring costs of $110,000 and interest expense of $5,000. Net income for the three months ended June 30, 2001 was $14,000.

              Net Loss. Net loss for the three months ended June 30, 2002 decreased by $1,110,000 to a net loss of $510,000 compared to a net loss of $1,620,000 for the three months ended June 30, 2001.

THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2001

              Revenue. Revenue for the six months ended June 30, 2002 decreased by $5,460,000, or 27%, to $14,780,000, as compared to $20,240,000 for the six months ended June 30, 2001. The decrease is primarily attributable to the decline in revenues from our IT recruitment, IT documentation and technical training divisions of 23%, 59% and 56% respectively.

               Cost of Sales. The cost of sales for the six months ended June 30, 2002 decreased by $2,330,000, or 17%, to $11,120,00, as compared to
$13,450,000 for the six months ended June 30, 2001. The cost of sales as a percentage of revenue increased to 75% compared to 66% for the six months ended June 30, 2001. The increase in cost as a percentage of sales corresponds with the increase in lower margin IT recruitment sales.

              Gross Profit. Gross profit for the six months ended June 30, 2002 decreased by $3,130,000, or 46%, to $3,660,000 compared to $6,790,000 for the six months ended June 30, 2001. This decrease was attributable to the overall decrease in revenue and the increase in cost of sales during the six months ended June 30, 2002. As a percentage of revenue, gross profit decreased from 34% for the six months ended June 30, 2001 to 25% for the six months ended June 30, 2002. This decrease in gross profit is a direct result of the increase in direct costs associated with IT recruitment sales.

               Expenses. Expenses for the six months ended June 30, 2002 decreased by $3,350,000, or 42%, to $4,600,000 compared to $7,950,000 for the six months ended June 30, 2001. Administrative expenses decreased $900,000, or 31%, to $2,030,000 compared to $2,930,000 for the six months ended June 30, 2001. This decrease is related to the significant reduction in administrative salaries and other expenses as a result of restructuring and general cost cutting. Selling expenses for the six months ended June 30, 2002 decreased by $1,230,000, or 38%, to $1,970,000 from $3,200,000 for the six months ended June
30, 2001. This decrease is attributable to the decrease in sales salaries and commissions, as a result of the reduction in sales and the elimination of certain advertising and promotional expenses. For the six months ended June 30, 2002, depreciation and amortization expenses decreased by $340,000, or 36%, to $610,000 from $950,000 for the six months ended June 30, 2001. This decrease is primarily attributable to our adoption of Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under these statements, goodwill will no longer be amortized. Amortization of goodwill for the six months ended June 30, 2001 amounted to $280,000. For the six months ended June 30, 2002, there were no restructuring charges related to the termination of personnel and the closure of non-productive branch offices. For the six months ended June 30, 2001, restructuring charges were $300,000 and related to the closure of our London training office and termination of personnel.

              Income (Loss) from Continuing Operations. For the six months ended June 30, 2002, losses from continuing operations decreased by $220,000 to a loss of $940,000 as compared to a loss of $1,160,000 for the six months ended June 30, 2001. The decrease in losses is primarily attributable to the significant reduction in administrative and sales expenses, as well as amortization.

              Interest Charges. For the six months ended June 30, 2002, interest charges decreased by $5,000 or 1% to $470,000 from $475,000 for the six months ended June 30, 2001.

              Income (Loss) from Continuing Operations before Income Tax. Loss from continuing operations before income tax for the six months ended June 30, 2002 decreased by $230,000 to a loss of $1,410,000 as compared to a loss of $1,640,000 for the six months ended June 30, 2001.

               Income Taxes. Income tax expense for the six months ended June 30, 2002 decreased by $425,000 to a recovery of $25,000 compared to an expense of $400,000 for the six months ended June 30, 2001. The expense in 2001 was a write down of the deferred income tax asset.

              Income (Loss) from Continuing Operations. Loss from continuing operations for the six months ended June 30, 2002 decreased by $660,000, or 32%, to a loss of $1,380,000 compared to a loss of $2,040,000 for the six months ended June 30, 2001.

              Income (Loss) from Discontinued Operations. Operations of the technology division for the six months ended June 30, 2002 have been reported as discontinued and include revenue of $42,000, cost of sales of $21,000, administrative expenses of $45,000, selling expenses of $6,000, depreciation expense of $87,000 and interest expense of $8,000. The net loss for the six months ended June 30, 2002 was $125,000. The gain on disposal of $500,000 has been reflected in the Income (loss) from discontinued operations.

             Operations of the technology division for the six months ended June 30, 2001 have been reported as discontinued and include revenues of $478,000, cost of sales of $23,000 administrative expenses of $114,000, selling expenses of $67,000, depreciation expense of $172,000, restructuring costs of $150,000 and interest expense of $18,000. The net loss for the six months ended June 30, 2001 was $66,000.

             Net Loss. Net loss for the six months ended June 30, 2002 decreased by $1,100,000 to a net loss of $1,010,000 compared to a net loss of $2,110,000 for the six months ended June 30, 2001.


Liquidity and Capital Resources

               We have incurred substantial losses during the last 18 months. Due to these factors, we had taken additional cost cutting steps in the first six months of 2002 to reduce our expenses. Specifically, we sold certain non-performing divisions and assets of such divisions and reduced our staff by approximately 25 employees.

               In March 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. Our net proceeds after broker fees were $1,320,000 of which we received $800,000 in cash and $550,000 worth of unrestricted common shares on closing. The shares were sold on March 11, 2002 for value of $ 524,673. As part of the transaction, Cognicase assumed all of the staff in our technology division (eight employees) and is contracting the services of our CIO for a period of six months. The proceeds were used to pay down bank indebtedness with Bank One of $500,000 and a term loan with Bank One for $260,000. We also used the proceeds to pay past due rent, professional fees and contractor fees. We believe the sale of Njoyn and the corresponding reduction in technology expenses will have a significant impact on our cash flow for the balance of 2002, as the operations had recurring losses since inception.

               In April 2002, we closed one of our IT recruitment offices, Systemsearch Consulting Services Inc., and transferred the existing contracts to our Toronto head office. As a result of the closing, eight of our employees were terminated. The prior owner of Systemsearch, John Wilson, was also terminated. Mr. Wilson is subletting the space from us in consideration of certain assets including furniture and equipment. We do not anticipate a material effect on our recruitment revenue as a result of the closure of this office, as the contracts are long-term and will be managed from another office.

               In May 2002, we entered into a series of agreements with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of our Toronto training division, Thinkpath Training. As part of the transaction, triOS assumed the Toronto training staff (six employees) and is subletting our classroom facilities. As a result of the sale of this office, our annual revenue will decline by approximately $1,000,000. Revenue from this office represented less than 1% of the total revenue for the six months ended June 30, 2002 and approximately 3% for the six months ended June 30, 2001. We have also positioned our New York training division for sale upon settlement of an outstanding insurance claim. Until such a time, we have scaled the operations down significantly to mitigate further losses. We believe the sale of the training division will also have an immediate impact on our cash flow as the fixed overheads are quite significant, particularly rent and equipment leases.

               We expect the reduction of our staff during the six months ended June 30, 2002 will save approximately $1,000,000. Further reductions during the second half of the year will save approximately $600,000 on an annualized basis. Despite the steps that we have taken, to the extent we experience a shortfall in required revenue or are unable to bill and collect our receivables and unbilled work-in-progress in a timely manner, it could have a material adverse impact on our ability to continue as a going-concern and meet our intended business objectives. Also, a continued slowdown in the economy or the postponement of large engineering contracts could adversely affect our working capital and/or operating cash flow.

              With insufficient working capital from operations, the Company's primary sources of cash have been a revolving line of credit with Bank One and proceeds from the sale of equity securities. Our primary capital requirements include debt service, capital expenditures and working capital needs.

              At June 30, 2002, we had negative cash or cash equivalents and a working capital deficiency of $2,920,000. At June 30, 2002, we had a cash flow deficiency from operations of $715,000 due primarily to the decrease in accounts payable of $510,000, increase in prepaid expenses of $600,000 and increase in accounts receivable of $480,000 which was partially offset by the gain on the disposal of Njoyn of $500,000. At June 30, 2001, we had negative cash or cash equivalents and a working capital deficiency of $2,450,000. At June 30, 2001, we had a cash flow from operations of $500,000.

              At June 30, 2002, we had cash flow from investing activities of $1,090,000 attributable primarily to the proceeds on the disposal of Njoyn of $1,320,000, which was offset by the purchase of capital assets of approximately $250,000. At June 30, 2001, we had a cash flow deficit from investing activities of $700,000 attributable to the purchase of capital assets of $215,000, purchase of other assets of $295,000 and increase in long-term receivable of $190,000.

               At June 30, 2002, we had a cash flow deficit from financing activities of $825,000 attributable primarily to long-term debt repayment of $390,000, the repayment of Roger Walters' note payable of $75,000 and a decrease in bank indebtedness of $620,000 which was offset by an increase in debt of $260,000 related to the Terry Lyons loan received in May 2002. At June 30, 2001, we had cash flow from financing activities of $245,000 attributable primarily to proceeds from the issuance of common stock of $400,000, proceeds from the issuance of preferred stock of $1,100,000, and an increase in long-term debt of $225,000. Cash was used in the repayment of notes payable of $190,000, long-term debt of $480,000 and bank indebtedness of $810,000.

              At June 30, 2002, the balance of our revolving line of credit with Bank One was $4,400,000 including an overdraft of approximately $300,000. Eligible receivables allowed for a maximum borrowing amount of $4,100,000. The revolving line of credit agreement requires us to meet various restrictive covenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At June 30, 2002 and thereafter, we were not in compliance with the covenants contained in the revolving line of credit agreement.

               On July 1, 2002 and as amended on August 1, 2002 and August 15, 2002, we entered into a Forbearance and Modification Agreement with Bank One whereby the Bank agreed to refrain from exercising its rights and remedies against us as a result of our violation of certain loan covenants, until the period ending August 31, 2002. In the event that we default under the agreement including the failure to make payment when due, the Bank is entitled to exercise any and all of its security rights including foreclosing on collateral.

               On August 13, 2002, we received a commitment from Morrison Financial Services Limited for a syndicated financing arrangement that will provide the funding necessary to purchase Bank One's debt and security. The partners in the syndicate are Maple Partners America Inc., Morrison Financial Services Limited and MFI Export Finance Inc. Bank One has agreed to extend the expiration of the Forbearance and Modification Agreement until August 31, 2002 to allow the syndicate to complete the financing arrangement. If we are not successful in closing the financing arrangement with Morrison Financial, we would have to secure a further extension from Bank One on the Forbearance and Modification Agreement and seek alternative financial arrangements. If we are unable to either procure a waiver from Bank One or acceptable alternative financing, such failures could have a material adverse effect on our financial condition and results of operations.

               In our earlier efforts to obtain alternative financing, we had signed a term sheet with Investors Corporation on January 31, 2002 for a Revolving Loan Facility to replace our credit facility with Bank One and pursuant to the term sheet, we advanced Investors a deposit $100,000. Based on certain misrepresentations, we have requested a return of our deposit and intend to take legal action if said deposit is not returned.

              At June 30, 2002, we had $402,670 in subordinated debt outstanding to the Business Development Bank of Canada. The loan agreements require us to meet a certain working capital ratio. At June 30, 2002 and thereafter, we were not in compliance with the covenant contained in the loan agreements. In March 2002, the Business Development Bank consolidated our various loans and established a new repayment schedule and extended the maturity date after a nine-month deferment. However, our ability to make subordinated debt and interest payments continues to be restricted by Bank One.

              In May 2002, we secured a loan of $259,375 from an individual lender, Terry Lyons, which was secured by an outstanding IRS refund. We paid Mr. Lyons a placement fee of 10% and the loan bears interest at 30% per annum. We received the IRS refund in July 2002, but extended the maturity date of Mr. Lyons loan until August 31, 2002.

              At June 30, 2002, we had approximately $343,249 outstanding on various capital leases with various payment terms and interest rates. The average balance on the terms of leases are 12 months and cover primarily the hardware and various software applications required to support our training and engineering divisions.

               At June 30, 2002, we had a note payable of $675,000 owed to Roger Walters, the sole shareholder of CadCam Inc. In September 2001, we restructured this note, reducing the principal from $1,225,000 to $750,000 in consideration of the issuance of capital stock in the amount of $450,000. We agreed to price protection on the 1,756,655 shares that were issued to Mr. Walters to a maximum floor price of $.14 per share. All principal payments were postponed until January 1, 2002 at which time, we began making principal payments of $12,500 per month plus interest at 4.5% until December 31, 2006.

              Subsequent to June 30, 2002, we restructured our note payable to Roger Walters, reducing the principal from $675,000 to $240,000 in consideration of the issuance of 1,000,000 shares of our common stock. We agreed to issue and register the shares upon obtaining shareholder approval of an amendment to our Articles of Incorporation increasing our authorized capital stock. Principal payments of $4,000 per month will begin September 1, 2002 bearing no interest until August 1, 2007.

               At June 30, 2002, we had a note payable of $1,740,000 owed to Denise Dunne-Fushi, the vendor of MicroTech Professionals Inc. In September 2001, we restructured our note payable to Denise Dunne-Fushi, the vendor of MicroTech Professionals Inc. The principal was reduced from $1,965,000 to $1,740,000 in consideration of capital stock payable of $225,000. In addition, all principal payments were postponed until January 1, 2003, at which time, we were to pay $20,000 per month plus interest at 5% until December 31, 2006. The balance of $781,287 was due on January 1, 2007.

               Subsequent to June 30, 2002, we restructured our note payable to Denise Dunne-Fushi, reducing the principal from $1,740,000 to $600,000 in consideration of the issuance of 3,000,000 shares of our common stock. We agreed to issue and register the shares upon obtaining shareholder approval of an amendment to its Articles of Incorporation increasing our authorized capital stock. Principal payments of $10,000 per month will begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, we agreed to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits and vehicle lease for a period of four years.

               As a result of the terrorist attacks of September 11, 2001, we lost our IT recruitment office in the World Trade Center and our training office located at 195 Broadway was inaccessible for approximately four weeks. The recruitment office represents approximately $2,000,000 in annual information technology recruitment revenue. We do not anticipate a material decline in revenue from this office, as our primary source of revenue was contract placement, which can continue unobstructed. We lost approximately $75,000 of fixed assets, including furniture, computer hardware and office equipment. We have filed an interim statement of loss with our insurance company and to date have received insurance payments of $75,000 with respect to the claims submitted for this office.

              Our training office in New York represents approximately $2,000,000 in annual technical training revenue. Many of our primary customers have since relocated to other cities and have indicated their postponement of employee training until the later part of 2002. The estimated loss of revenue from this office is now between $100,000 and $200,000 per month. In addition, many of the office's computer assets were malfunctioning as a result of debris and smoke. As a result of the decline in revenue, we terminated four of twelve employees from this office in October 2001 and an additional two employees in March 2002. At this time we do not know what the total loss of revenue will be for our training operations in New York, or the final amount of our insurance claim. We have filed an interim statement of loss with our insurance company and to date have received approximately $250,000 for business interruption which have been treated as an extraordinary item on the income statement. Once we have settled the insurance claim, it is our plan to divest this office. We have filed additional business interruption claims, which have not yet been settled. In accordance with EITF 01-10 "Accounting for the Impact of the Terrorist Attacks of September 11, 2001," we have determined our losses directly resulting from the September 11th events amount to approximately $25,000 net of insurance recoveries.

              Although we believe that our current working capital and cash flows from restructured operations will be adequate to meet our anticipated cash requirements going forward, we have accrued liabilities and potential settlements of outstanding claims that may require additional funds. We will have to raise these funds through equity or debt financing. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

              Despite our recurring losses and negative working capital, we believe that we have developed a business plan that, if successfully implemented, could substantially improve our operational results and financial condition. However, we can give no assurances that our current cash flows from operations, if any, borrowings available under our line of credit, and proceeds from the sale of securities, will be adequate to fund our expected operating and capital needs for the next twelve months. The adequacy of our cash resources over the next twelve months is primarily dependent on our operating results and our ability to secure alternate financing, and settlement of our insurance claim, all of which are subject to substantial uncertainties. Cash flow from operations for the next twelve months will be dependent, among other things, upon the effect of the current economic slowdown on our sales, the impact of the restructuring plan and management's ability to implement our business plan. The failure to return to profitability and optimize operating cash flow in the short term, and to successfully secure alternate financing, could have a material adverse effect on our liquidity position and capital resources which may force us to curtail our operations.


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


Recent Events

               On July 1, 2002 and as amended on August 1, 2002 and August 15, 2002, we entered into a Forbearance and Modification Agreement with Bank One, whereby the Bank agreed to forebear from exercising its rights and remedies against us as a result of our violation of certain loan covenants, until the period ending August 31, 2002. Under the terms of the agreement, the Bank is entitled to a forbearance fee of $50,000 and payment of related legal fees and expenses. The interest rate on the revolving line facility was increased to prime plus 3%. We have continued to borrow from the revolving line facility subject to eligible accounts receivables as monitored weekly by the Bank. In the event that we default under the agreement including the failure to make payment when due, the Bank is entitled to exercise any and all of its security rights including foreclosing on collateral.

              On August 13, 2002, we received a commitment from Morrison Financial Services Limited for a syndicated financing arrangement that will provide the funding necessary to purchase Bank One's debt and security. The partners in the syndicate are Maple Partners America Inc., Morrison Financial Services Limited and MFI Export Finance Inc. Bank One has agreed to extend the expiration of the Forbearance and Modification Agreement until August 31, 2002 to allow the syndicate to complete the financing arrangement.

              On July 31, 2002, we restructured our note payable to Roger Walters, reducing the principal from $675,000 to $240,000 in consideration of the issuance of 1,000,000 shares of our common stock. We agreed to issue and register the shares upon obtaining shareholder approval of an amendment to our Articles of Incorporation increasing our authorized capital stock. Principal payments of $4,000 per month will begin September 1, 2002 bearing no interest until August 1, 2007.

               On July 31, 2002, we restructured our note payable to Denise Dunne-Fushi, reducing the principal from $1,740,000 to $600,000 in consideration of the issuance of 3,000,000 shares of our common stock. We agreed to issue and register the shares upon obtaining shareholder approval of an amendment to our Articles of Incorporation increasing our authorized capital stock. Principal payments of $10,000 per month will begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, we agreed to cover the monthly expense associated with Ms. Dunne's family health benefits and vehicle lease for a period of four years.

              On August 14, 2002, we received a Nasdaq Staff Determination letter indicating that we were not in compliance with the minimum bid price or net tangible assets requirements for continued listing, as set forth in Nasdaq's Marketplace Rule 4310(c)(4). We also failed to meet the initial inclusion requirements under Nasdaq's Marketplace Rule 4310(c)(2)(A) including minimum stockholders' equity of $5 million, market capitalization of $50 million or net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. As a result, our securities will be delisted from The Nasdaq SmallCap Market on August 22, 2002. We intend to appeal the Staff's determination to the Listing Qualifications Panel, pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 Series. A hearing request will stay the delisting of our securities pending the Panel's decision.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Not applicable.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

             We are party to the following pending legal proceedings:

             In November 1998, we completed the acquisition of certain assets of Southport Consulting Co. from Michael Carrazza, one of our former directors, for an aggregate of $250,000 in cash and shares of our common stock. Michael Carrazza instituted an action against us in the Supreme Court of the State of New York, County of New York, Index No. 600553/01, alleging breach of contract and unjust enrichment and seeking at least $250,000 in damages. Specifically, Mr. Carrazza claimed that we failed to deliver cash or stock to Mr. Carrazza under an asset purchase agreement, and that he was entitled to recovery of his attorneys' fees. We filed a counterclaim against Mr. Carrazza, seeking $162,000 in damages, plus punitive damages and attorneys' fees, on the ground that Mr. Carrazza, as then president and sole stockholder of Southport Consulting Co., fraudulently induced us into executing the asset purchase agreement by misrepresenting the value of the assets being purchased. After the commencement of discovery, Mr. Carrazza filed a motion for summary judgment, which was granted in his favor in the sum of $264,602. We intend on filing a notice of appeal.

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

              Christopher Killarney, a former employee, filed a statement of claim against us on June 14, 2002, with the Superior Court of Justice of Ontario, Canada, Court File No. 02-CV-229385CMS, alleging wrongful dismissal and breach of contract. Mr. Killarney is seeking between approximately $120,000 and $650,000 in damages. We intend to defend this claim vigorously.

              On June 25, 2002, we received letters from two of the holders of the Series C Preferred Stock demanding that we pay them an aggregate of $253,250 in liquidated damages as a result of a default of certain registration rights. We believe we have reached an oral agreement whereby such holders would forgo any liquidated damages.

              We are not party to any other material litigation, pending or otherwise.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

              None.


ITEM 3. DEFAULTS IN SENIOR SECURITIES

              We are in breach of the loan covenants governing our credit line facility with Bank One; including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At June 30, 2002, we had $4,400,000 outstanding with Bank One.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.



ITEM 5.  OTHER INFORMATION


         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          Exhibit 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 99.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


Dated: August 19, 2002      By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer