Form 10-Q
period 2002-09-30
THINKPATH INC
filed 2002-11-19
CIK 1070630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       OR

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

         AS OF NOVEMBER 19, 2002 THERE WERE 51,709,067 SHARES OF COMMON
                   STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

                                 THINKPATH INC.
                  SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.  Financial Statements

Interim Consolidated Balance Sheets as of September 30, 2002,
         December 31, 2001...................... ..............................
Interim Consolidated Statements of Income for the three and nine months ended
         September 30, 2002 and 2001 ..........................................
Interim Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2002.......................................
Interim Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2002 and 2001...........................................
Notes to Interim Consolidated Financial Statements.............................

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................
Item 2.  Changes in Securities and Use of Proceeds ............................
Item 3.  Defaults Upon Senior Securities ......................................
Item 4.  Submission of Matters to a Vote of Security Holders ..................
Item 5.  Other Information ....................................................
Item 6.  Exhibits and Reports on Form 8-K .....................................

ITEM 1.  FINANCIAL STATEMENTS

                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      AS OF SEPTEMBER 30, 2002 (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                  September 30,     December 31,
                                                           2002              2001
                                                    -----------       ----------
                                                          $                $
                                     ASSETS
CURRENT ASSETS

    Cash                                                 33,082          482,233
    Accounts receivable                               4,323,194        5,502,113
    Inventory                                            34,126           40,057
    Income taxes receivable                             162,100          431,817
    Prepaid expenses                                    326,750          345,341
                                                     ----------       ----------

                                                      4,879,252        6,801,561

CAPITAL ASSETS                                        2,384,164        2,859,340

GOODWILL                                              5,071,183        5,128,991

INVESTMENT IN NON-RELATED COMPANIES                     763,306        1,013,926

LONG-TERM RECEIVABLE                                     83,450           83,450

OTHER ASSETS                                            102,688        1,287,710
                                                     ----------       ----------
                                                     13,284,043       17,174,978
                                                     ==========       ==========

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                   September 30,   December 31,
                                                           2002           2001
                                                     -----------    -----------
                                                             $              $
                                   LIABILITIES
CURRENT LIABILITIES

    Bank indebtedness                                  4,977,686      5,039,171
    Accounts payable                                   3,193,688      4,073,444
    Deferred revenue                                     221,846        365,023
    Current portion of long-term debt                    807,049        528,285
    Current portion of notes payable                     168,000        150,000
                                                     -----------    -----------
                                                       9,368,269     10,155,923



DEFERRED INCOME TAXES                                    150,380        150,380

LONG-TERM DEBT                                           181,202        582,432

NOTES PAYABLE                                            668,000      2,340,000

LIABILITIES PAYABLE IN CAPITAL STOCK                   1,800,536        699,297
                                                     -----------    -----------
                                                      12,168,387     13,928,032
                                                     -----------    -----------


                              STOCKHOLDERS' EQUITY

CAPITAL STOCK                                         28,114,210     26,571,481

DEFICIT                                              (25,924,786)   (22,719,044)

ACCUMULATED OTHER COMPREHENSIVE LOSS                  (1,073,768)      (605,491)

                                                     -----------    -----------
                                                       1,115,656      3,246,946
                                                     -----------    -----------
                                                      13,284,043     17,174,978
                                                     ===========    ===========

                 The accompanying notes are an integral part of
                these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
(AMOUNTS EXPRESSED IN US DOLLARS)

                                            THREE MONTHS ENDED THREE MONTHS ENDED NINE MONTHS ENDED NINE MONTHS ENDED
                                               SEPT 30, 2002     SEPT 30, 2001     SEPT 30, 2002     SEPT 30, 2001
                                                -----------       -----------       -----------       -----------
                                                     $                 $                 $                 $
REVENUE                                           6,703,034         8,354,260        21,485,763        28,593,398

COST OF SERVICES                                  5,284,868         6,252,942        16,405,302        19,706,502
                                                -----------       -----------       -----------       -----------
GROSS PROFIT                                      1,418,166         2,101,318         5,080,461         8,886,896
                                                -----------       -----------       -----------       -----------
EXPENSES
  Administrative                                  1,565,698         1,430,517         3,591,830         4,226,173
  Selling                                           788,626         1,289,867         2,755,788         4,486,245
  Financing Expenses                                469,741            41,178           469,741           614,703
  Depreciation and amortization                     286,085           501,416           891,670         1,452,634
  Write down goodwill                                57,808              --              57,808              --
  Restructuring costs                                  --             (30,454)             --             403,165
                                                -----------       -----------       -----------       -----------
                                                  3,167,958         3,232,524         7,766,837        11,182,920
                                                -----------       -----------       -----------       -----------
OPERATING INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                     (1,749,792)       (1,131,206)       (2,686,376)       (2,296,024)

  Gain (Loss) on Investment                            --            (130,242)             --            (130,242)
                                                -----------       -----------       -----------       -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INTEREST CHARGES                        (1,749,792)       (1,261,448)       (2,686,376)       (2,426,266)

  Interest Charges                                  354,138           109,599           822,609           584,092
                                                -----------       -----------       -----------       -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                            (2,103,930)       (1,371,047)       (3,508,985)       (3,010,358)

  Income taxes                                       20,155           295,509            (5,145)          699,501
                                                -----------       -----------       -----------       -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS         (2,124,085)       (1,666,556)       (3,503,840)       (3,709,859)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
 (INCLUDING GAIN ON DISPOSAL OF $497,579)           (16,881)           37,716           356,099           (28,311)
                                                -----------       -----------       -----------       -----------
NET INCOME (LOSS)                                (2,140,966)       (1,628,840)       (3,147,741)       (3,738,170)

PREFERRED STOCK DIVIDEND REQUIREMENTS                 2,828            13,468            58,001           724,989

EARNINGS APPLICABLE TO COMMON STOCK              (2,143,794)       (1,642,308)       (3,205,742)       (4,463,159)
                                                ===========       ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
  OUTSTANDING BASIC AND FULLY DILUTED            28,704,219        15,093,564        23,717,204        14,277,356
                                                ===========       ===========       ===========       ===========
INCOME (LOSS) PER WEIGHTED AVERAGE
  COMMON STOCK BEFORE PREFERRED DIVIDENDS
  BASIC AND FULLY DILUTED                             (0.08)            (0.11)            (0.13)            (0.26)
                                                ===========       ===========       ===========       ===========
INCOME (LOSS) PER WEIGHTED AVERAGE
  COMMON STOCK AFTER PREFERRED DIVIDENDS
  BASIC AND FULLY DILUTED                             (0.08)            (0.11)            (0.14)            (0.31)
                                                ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED DECMEBER 31, 2001 (AMOUNTS EXPRESSED IN US DOLLARS)


                                                                                                                  ACCUMULATED
                                   COMMON STOCK    PREFERRED STOCK         CAPITAL                                   OTHER
                                     NUMBER OF     NUMBER OF SHARES        STOCK       RETAINED   COMPREHENSIVE  COMPREHENSIVE
                                      SHARES       A        B       C      AMOUNTS     EARNINGS     INCOME (LOSS) INCOME (LOSS)
                                   -----------  -------  -------  ----   ----------  -----------  -------------- -------------
Balance as of December 31, 2001     17,731,711     --       --     945   26,571,481  (22,719,044)                    (605,491)

Net loss for the period                   --       --       --    --           --       (499,470)      (499,470)
                                                                                                    -----------
Other comprehensive income (loss),
      net of tax:                                                                                      (277,058)
   Foreign currency translation           --       --       --    --           --           --            --
   Adjustment to market value             --       --       --    --           --           --      -----------
                                                                                                       (277,058)     (277,058)
 Other comprehensive income                                                                         -----------
                                                                                                       (776,528)
Comprehensive loss                                                                                  ===========

Reduction in common stock payable    1,756,655     --       --    --        474,297         --

Dividend on preferred stock               --       --       --    --         21,617      (21,617)

Conversion of preferred stock to
common stock                           541,593     --       --     (65)        --           --

Beneficial conversion on
Issuance of preferred stock               --       --       --    --          2,063       (2,063)

Debt settled through the issuance
of common stock                      1,253,752     --       --    --        226,956         --
                                    ----------  -------  -------  ----   ----------  -----------                  -----------
Balance as of March 31, 2002        21,283,711     --       --     880   27,296,414  (23,242,194)                    (882,549)
                                    ==========  =======  =======  ====   ==========  ===========                  ===========
Net loss for the period                   --       --       --    --           --       (507,305)      (507,305)
                                                                                                    -----------

Other comprehensive income (loss),                                                                       61,005
   net of tax:                                                                                            --
      Foreign currency translation        --       --       --    --           --           --      -----------
      Adjustment to market value          --       --       --    --           --           --           61,005         61,005
                                                                                                    -----------
 Other comprehensive income                                                                            (446,300)
                                                                                                    ===========
Comprehensive loss

Common stock and warrants issued
in consideration of services         3,681,818     --       --    --        578,910         --

Dividend on preferred stock               --       --       --    --          7,842       (7,842)

Conversion of preferred stock to
common stock                         3,253,534     --       --    (280)        --           --

Beneficial conversion on
Issuance of preferred stock               --       --       --    --         23,651      (23,651)

Debt settled through the issuance
of common stock                           --                                   --           --
                                    ----------  -------  -------  ----   ----------  -----------                  -----------
Balance as of June 30, 2002         28,219,063     --       --     600   27,906,817  (23,780,992)                    (821,544)
                                    ==========  =======  =======  ====   ==========  ===========                  ===========

Net loss for the period                   --       --       --    --           --     (2,140,966)    (2,140,966)
                                                                                                    -----------
Other comprehensive income (loss),
   net of tax:                                                                                           (1,604)
      Foreign currency translation        --       --       --    --           --           --         (250,620)
      Adjustment to market value          --       --       --    --           --           --      -----------
                                                                                                       (252,224)     (252,224)
 Other comprehensive income               --       --       --    --           --           --      -----------
                                                                                                     (2,393,190)
Comprehensive loss                        --       --       --    --           --           --      ===========

Common stock and warrants issued
in consideration of services              --       --       --    --           --           --

Dividend on preferred stock               --       --       --    --          2,828       (2,828)

Conversion of preferred stock to
common stock                              --       --       --    --           --           --

Beneficial conversion on
Issuance of preferred stock               --       --       --    --           --           --

Debt settled through the issuance
of common stock                      1,728,266     --       --    --        207,392         --
                                    ----------  -------  -------  ----   ----------  -----------                  -----------
Balance as of September 30, 2002    29,947,329     --       --     600   28,117,037  (25,924,786)                  (1,073,768)
                                    ==========  =======  =======  ====   ==========  ===========                  ===========

                 The accompanying notes are an integral part of
                these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                             2002                2001
                                                                                             ----                ----
                                                                                                $                   $
Cash flows from operating activities
     Net income (loss)                                                                 (3,147,741)         (3,738,170)
                                                                                       ----------          ----------

     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

          Amortization                                                                    987,964           1,712,937
          Write down of long-term investment                                              250,620                --
          Write down of goodwill                                                           57,808                --
          Decrease (increase) in accounts receivable                                    1,326,509           1,604,197
          Decrease (increase) in prepaid expenses                                          29,062             (80,776)
          Increase (decrease) in accounts payable                                        (864,409)           (186,017)
          Decrease (increase) in deferred income taxes                                       --               611,439
          Decrease (increase) in inventory                                                  6,000              41,351
          Decrease (increase) in short-term investments                                      --               130,242
          Increase (decrease) in deferred revenue                                        (144,225)            (63,899)
          Increase in income taxes payable (receivable)                                   269,699              84,494
          Common stock and warrants issued for services                                   578,909             428,299
          Long-term investment received for services                                         --              (206,072)
          Gain on disposal of subsidiary                                                 (497,579)               --
          Forgiveness of long-term debt                                                      --              (190,629)
                                                                                       ----------          ----------
     Total adjustments                                                                  2,000,358           3,885,566
                                                                                       ----------          ----------
     Net cash used in operating activities                                             (1,147,383)            147,396
                                                                                       ----------          ----------

Cash flows from investing activities
     Purchase of capital assets                                                          (253,520)           (183,803)
     Disposal (purchase) of other assets                                                   16,156            (295,476)
     Increase in long-term receivable                                                        --              (188,026)
     Proceeds on disposal of subsidiary                                                 1,320,786                --
                                                                                       ----------          ----------
     Net cash used in investing activities                                              1,083,422            (667,305)
                                                                                       ----------          ----------

Cash flows from financing activities
     Repayment of notes payable                                                           (79,000)           (211,127)
     Repayment of long-term debt                                                         (479,532)           (861,292)
     Cash received (paid) on long-term debt                                               259,350             225,000
     Proceeds from issuance of common stock                                                  --               400,000
     Proceeds from issuance of preferred stock                                               --             1,230,000
     Increase (decrease) in bank indebtedness                                            (118,197)            (61,505)
                                                                                       ----------          ----------
     Net cash provided by financing activities                                           (417,379)            721,076
                                                                                       ----------          ----------
Effect of foreign currency exchange rate changes                                           32,189            (201,167)
                                                                                       ----------          ----------
                                                                                         (449,151)               --
Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents

     -Beginning of period                                                                 482,233                --
                                                                                       ----------          ----------
     -End of period                                                                        33,082                --
                                                                                       ==========          ==========

SUPPLEMENTAL CASH ITEMS:
     Interest paid                                                                        837,303             612,978
                                                                                       ==========          ==========
     Income taxes paid (recovered)                                                         (5,145)             99,501
                                                                                       ==========          ==========

SUPPLEMENTAL NON-CASH ITEM:
     Preferred stock dividend                                                              58,001             711,521
     Common shares issued for liabilities                                               1,487,554             669,125
     Reduction in notes payable                                                         1,575,536             650,600
     Deferred taxes                                                                          --               790,000
                                                                                       ==========          ==========

                 The accompanying notes are an integral part of
                these interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


1. MANAGEMENT'S INTENTIONS

   Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant operating losses, working capital deficiencies, and violation of certain loan covenants. At September 30, 2002, the Company had a working capital deficiency of $4,489,017, a deficit of $25,924,786 and has suffered recurring losses from operations.

   With insufficient working capital from operations, the Company's primary sources of cash have been a revolving line of credit with Bank One and proceeds from the sale of equity securities. At September 30, 2002, the revolving line of credit was $4,980,000 including an overdraft of approximately $650,000. Eligible receivables allowed for a maximum borrowing of $4,330,000. The revolving line of credit agreement requires the Company to meet various restrictive covenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At September 30, 2002 and thereafter, the company did not comply with the covenants contained in the revolving line of credit agreement.

   On July 1, 2002 and as amended on August 1, 2002, August 15, 2002, September 1, 2002, September 16, 2002, September 30, 2002, and October 15, 2002, the company entered into a Forbearance and Modification Agreement with its senior lender, Bank One whereby the Bank agreed to forebear from exercising its rights and remedies against the company as a result of its violation of certain loan covenants, until the period ending November 30, 2002. In the event that the company defaults under the agreement including the failure to make payment when due, the Bank is entitled to exercise any and all of its security rights including foreclosing on collateral.

   On August 13, 2002, the company received a commitment from Morrison Financial Services Limited for a syndicated financing arrangement that will provide the funding necessary to purchase Bank One's debt and security. The partners in the syndicate are Maple Partners America Inc., Morrison Financial Services Limited and MFI Export Finance Inc. Bank One has agreed to extend the expiration of the Forbearance and Modification Agreement until November 30, 2002 to allow the syndicate to complete the financing arrangement. In addition, Bank One has agreed to accept a $700,000 discount on the payoff of its indebtedness. The Business Development Bank of Canada has also agreed to sell its debt and security to the syndicated group with a discount on the payoff of $300,000.

   On October 15, 2002, the company signed a term sheet with Bristol Investment Fund, Ltd. and a syndicate of other investors to issue Senior Secured Convertible Debentures of up to $3,000,000 in multiple tranches. The first tranche of $800,000 will be issued upon signing of a definitive investment agreement and concurrently with the closing of the financing arrangement with Morrison Financial. The funds will be directed to Bank One and certain of the company's other creditors.

   As at November 19, 2002, management's plans to mitigate and alleviate these adverse conditions and events include:

    A. Commitment from a new lender to purchase Bank One and the Business Development Bank of Canada's debt and security.

    B. Commitment from investors for a convertible debenture of up to $3,000,000.

    C. Ongoing restructuring of debt obligations and settlement of outstanding claims.

    D. Ongoing restructuring of operations relating to the closure of non-profitable offices, termination of redundant staff and the institution of other cost cutting measures. See Note 14. Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs and will permit partial payments to vendors and interest payments on all debt.

    E. Settlement of an outstanding insurance claim related to the loss of assets and business for two offices impacted by the terrorist events of September 11, 2001.

    F. Focus on growth in the engineering division, including design services, technical publications and e-learning.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

 THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

      The Company has assessed the financial impact SFAS No. 141 and No. 142 will have on its Consolidated Financial Statements and has determined that there is no transitional impairment loss.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144, effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's results of operations or financial condition.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

   u) Recent Pronouncements

      In April 2002, the FASB issued SFAS No. 145, which, among other things, changed the presentation of gains and losses on the extinguishments of debt. Any gain or loss on extinguishments of debt that does not meet the criteria in APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", shall be included in operating earnings and not presented separately as an extraordinary item. We will adopt SFAS No. 145 at the beginning of fiscal year 2003. We do not expect the provisions of SFAS No. 145 to have any impact on our financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No.146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue, or EITF, No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)". We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

   v) Advertising Costs

      Advertising costs are expensed as incurred. For the three months ended September 30, 2002, advertising expense was $94,232 compared to $105,593 for the three months ended September 30, 2001.

      For the nine months ended September 30, 2002, advertising expense was $243,235 compared to $353,995 for the nine months ended September 30, 2001.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


5. ACCOUNTS RECEIVABLE
                                               September 30,       December 31,
                                                       2002               2001
                                                          $                  $

    Accounts receivable                           4,593,586          6,079,676
    Less: Allowance for doubtful accounts          (270,392)          (577,563)
                                                  ---------          ---------
                                                  4,323,194          5,502,113
                                                  =========          =========


6. CAPITAL ASSETS

                                          September 30,                December 31,
                                               2002                       2001
                                 -----------------------------------   -----------
                                              Accumulated
                                    COST     AMORTIZATION       NET         NET
                                     $           $               $           $
     Furniture and equipment        778,489      478,985      299,504      344,693
     Computer equipment
       and software               6,409,180    4,455,277    1,953,903    2,322,887
     Leasehold improvements         475,963      345,206      130,757      191,760
                                  ---------    ---------    ---------    ---------
                                  7,663,632    5,279,468    2,384,164    2,859,340
                                  =========    =========    =========    =========
     Assets under capital lease     735,890      378,114      357,776      474,485
                                  =========    =========    =========    =========

   Amortization of capital assets for the three months ended September 30, 2002 was $141,935 including amortization of assets under capital lease of $28,182.

   Amortization of capital assets for the nine months ended September 30, 2002 amounted to $482,464 including amortization of assets under capital lease of $88,147.

   Amortization for the year ended December 31, 2001 amounted to $1,594,709 including amortization of assets under capital lease of $146,217.


6. INVESTMENT IN NON-RELATED COMPANIES

   Investment in non-related companies are represented by the following:

                                                September 30,       December 31,
                                                        2002               2001

                Conexys                             $667,511           $667,511
                Digital Cement                        95,795            346,415
                                                  ----------         ----------
                Total                               $763,306         $1,013,926
                                                  ==========         ==========

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

      ii) Digital Cement
      During fiscal 2000, the company acquired 1,125,000 shares of Digital Cement, representing approximately 4% of that company's shares in consideration of the co-licensing of SecondWave, software developed by TidalBeach Inc., a wholly-owned subsidiary of Thinkpath Inc. The value of these shares was determined to be approximately $507,865 based on a offer to a third party to purchase shares in the company at a price of $0.50 per share. During 2001, the fair value adjusted to $346,415 with a charge of $161,450 to comprehensive income. During the three months ended September 30, 2002, the fair value adjusted to $95,795 with a charge of $250,620 to comprehensive income.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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


8. GOODWILL

   Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries detailed in Note 3. Goodwill has been allocated to reporting units as follows:

                                                                          September 30,                      December 31,
                                                                               2002                             2001
                                                       ---------------------------------------------------   ------------
                                                                     Accumulated   Impairment
                                                          COST      AMORTIZATION     Losses        NET            NET
                                                            $            $              $           $              $
                  IT Recruitment                          448,634      303,337         57,808       87,489       145,297
                    (Systemsearch Consulting Services)

                  Technical Publications & Engineering  5,518,858      535,164             --    4,983,694     4,983,694
                    (CadCam Inc.)
                                                       ----------   ----------     ----------   ----------    ----------
                                                        5,967,492      838,501         57,808    5,071,183     5,128,991
                                                       ==========   ==========     ==========   ==========    ==========

   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This statement requires the Company to evaluate the carrying value of our goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in writedowns that could adversely affect the Company's earnings.

   During the third quarter of 2002, the company completed its transitional goodwill impairment test as of December 31, 2001 and determined that no adjustment to the carrying value of goodwill was needed.

   The IT recruitment unit was tested for impairment in the third quarter, after the annual forecasting process. Due to a decrease in margins and the loss of key sales personnel, operating profits and cash flows were lower than expected in the first nine months of 2002. Based on that trend, the earnings forecast for the next two years was revised. At September 30, 2002, a goodwill impairment loss of $57,808 was recognized in the IT recruitment reporting unit. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

   On an ongoing basis, absent any impairment indicators, the company expects to perform a goodwill impairment test as of the end of the third quarter of every year.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



   The following table presents the impact of adopting SFAS No. 142 on net loss and net loss per share had the standard been in effect for the three and nine months ended September 30, 2001.

                                                       Three Months        Nine Months
                                                            Ended            Ended
                                                   September 30, 2001  September 30, 2001
                                                   ------------------ -------------------
   Net loss as reported                                    (1,628,840)         (3,738,170)

   Adjustments                                                   --                  --

   Amortization of goodwill, net of tax                       214,905             494,974
                                                         ------------        ------------
   Adjusted net loss                                       (1,413,935)         (3,243,196)
                                                         ============        ============

   As reported basic and diluted net loss per share             (0.11)              (0.26)

   Impact of amortization of goodwill, net of tax                0.02                0.03
                                                         ------------        ------------
   Adjusted basic net loss per share                            (0.09)              (0.23)
                                                         ============        ============


9. OTHER ASSETS

                                                      September 30,      December 31,
                                                              2002              2001
                                                               $                $

    Deferred development cost                                   --           993,765
    Deferred financing costs                                    --                --
    Deferred contract(net of accumulated amortization
         of $195,275)                                       54,725           250,000
    Cash surrender value of life insurance                  47,963            43,945
                                                          ---------        ---------
                                                           102,688         1,287,710
                                                         ==========       ==========

    Amortization for the three and nine months ended September 30, 2002 amounted to $153,895 and $418,951 respectively. Amortization for the year ended December 31, 2001 amounted to $510,038.


10. BANK INDEBTEDNESS

      i) September 30, 2002

         At September 30, 2002, the balance of the revolving line of credit was $4,980,000 including an overdraft of approximately $650,000. The revolving line of credit provided for a maximum borrowing amount of $4,330,000 at variable interest rates based on eligible accounts receivable. The revolving line of credit agreement requires the Company to meet various restrictive covenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At September 30, 2002 and thereafter, the Company was not in compliance with the covenants contained in the revolving line of credit agreement.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

         On July 1, 2002 and as amended on August 1, 2002, August 15, 2002, September 1, 2002, September 16, 2002, September 30, 2002, October 15, 2002, and November 15, 2002, the company entered into a Forbearance and Modification Agreement with its senior lender, Bank One whereby the Bank agreed to forebear from exercising its rights and remedies against the company as a result of its violation of certain loan covenants, until the period ending November 30, 2002. Under the terms of the agreement, the Bank is entitled to forbearance fees and payment of related legal fees and expenses. As of November 19, 2002, the Bank has charged the company $204,000 in forbearance fees and $18,000 in legal fees. The interest rate on the revolving line facility was increased to prime plus 3%. The company has continued to borrow from the revolving line facility subject to eligible accounts receivables as monitored weekly by the Bank. In the event that the company defaults under the agreement including the failure to make payment when due, the Bank is entitled to exercise any and all of its security rights including foreclosing on collateral.

         Bank One has agreed to extend the expiration of the Forbearance and Modification Agreement until November 30, 2002 to allow the company's new lender complete the financing arrangement required to purchase Bank One's debt and security. In addition, Bank One has agreed to accept a $700,000 discount on the payoff of its indebtedness.

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

         As a result of the default on the loan covenants governing our credit line facility, Bank One restricted our repayment of certain subordinated loans and notes payable which affected payments to the Business Development Bank of Canada, Roger Walters and Denise Dunne-Fushi.


11. LONG-TERM DEBT

      i) September 30, 2002
         At September 30, 2002, the Company had $400,652 in subordinated debt outstanding to the Business Development Bank of Canada. The loan agreements require the Company to meet a certain working capital ratio. At September 30, 2002 and thereafter, the Company was not in compliance with the covenant contained in the loan agreements. On September 27, 2002, the company received a notice of default demanding repayment of the loans in full and the BDC's intention to enforce its security if repayment was not made within 10 days. On October 7, 2002, the BDC agreed to extend the stay of the demand period and on November 4, 2002 accepted a proposal from Morrison Financial to purchase its debt and security at a 75% discount. The purchase will close concurrently with the syndicated financing arrangement with Morrison Financial, the repayment of Bank One and the first tranche of the senior convertible debenture.

         In May 2002, the company secured a loan of $259,375 from an individual, Terry Lyons which was secured by the company's IRS refund. The company paid a placement fee of 10% to Mr. Lyons. Although the company received its IRS refund in July 2002, Mr. Lyons agreed to an extension of the loan until October 31, 2003. The loan is payable in twelve monthly payments of $21,613 beginning November 30, 2002 and bears interest at 30% per annum.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                       September 30,       December 31,
                                                            2002               2001
                                                             $                  $
   a) Included therein:

   Several loans with Business Development Bank of
   Canada ("BDC") secured by a general security
   agreement at various interest rates and royalties.    400,652            419,079

   A loan with T. Lyons payable in 12 monthly
   payments of $21,613 beginning November 30, 2002       259,350                 --
   and bearing interest at 30% per annum.

   A loan with Bank One that was payable in 19 remaining monthly payments of
   $13,889 with interest at 6% at December 31, 2001. In March 2002, this
   loan was paid in full.                                     --           263,889

   Various capital leases with various payment terms
   and interest rates                                    328,249           427,749
                                                      ----------        ----------
                                                         988,251         1,110,717
   Less: current portion                                 807,049           528,285
                                                      ----------        ----------
                                                      $  181,202        $  582,432
                                                      ==========        ==========


   b) Future principal payments obligations as at September 30, 2002, were as follows:

                2002                      $ 454,979
                2003                        397,386
                2004                        127,332
                2005                          8,554
                2006                             --
                                          ----------
                                             988,251
                                          ==========


   c) Interest expense with respect to the long-term debt for the three months ended September 30, 2002 amounted to $52,835. Interest expense related to long-term debt was $142,236 for the nine months ended September 30, 2002 and $99,651 for the year ended December 31, 2001.

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


12. NOTES PAYABLE

   On August 1, 2002, the company restructured its note payable to Roger Walters, reducing the principal from $675,000 to $240,000 in consideration of the issuance of 1,000,000 shares of its common stock. The company agreed to issue and register the shares upon obtaining shareholder approval of an amendment to its Articles of Incorporation increasing its authorized capital stock. Principal payments of $4,000 will be made monthly and started September 1, 2002 until August 1, 2007. This loan is non-interest bearing. The company agreed to price protection on the 1,756,655 shares that were issued to Mr. Walters in January 2002. In the event that the bid price is less than $.27 per share when Mr. Walters seeks to sell his shares in an open market transaction, the Company will be obligated to issue additional shares of unregistered common stock with a value equal to the difference between $.27 per share and the closing bid price to a floor of $.14 per share.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


   On August 1, 2002, the company restructured its note payable to Denise Dunne-Fushi, reducing the principal from $1,740,536 to $600,000 in consideration of the issuance of 3,000,000 shares of its common stock. The company agreed to issue and register the shares upon obtaining shareholder approval of an amendment to its Articles of Incorporation increasing its authorized capital stock. Principal payments of $10,000 per month will begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, the company agreed to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits and vehicle lease for a period of four years.

                                             September 30,           December 31,
                                                     2002                   2001
                                                        $                      $

     Note Payable to Roger Walters                236,000                750,000

     Note Payable to Denise Dunne                 600,000              1,740,000
                                               ----------             ----------
                                                  836,000              2,490,000
     Less: current portion                        168,000                150,000
                                               ----------             ----------
                                               $  668,000             $2,340,000
                                               ==========             ==========

   c) Capital repayments as at September 30, 2002

         2002                  32,000
         2003                 168,000
         2004                 168,000
         2005                 168,000
         2006                 168,000
         2007                 132,000
                            ----------
                            $ 836,000
                            ==========


13. CAPITAL STOCK

   a) Authorized

     100,000,000   Common stock, no par value (30,000,000 at December 31, 2001)
       1,000,000   Preferred stock, issuable in series,
                   rights to be determined by the Board of Directors

   b) Issued

      On June 8, 1999, the company was successful in its Initial Public Offering. 1,100,000 common stock were issued at an issuance price of $5.00 per share. Net proceeds received, after all costs, was $3,442,683. The company trades on Nasdaq under the trading symbol "THTH". As part of the Initial Public Offering, the underwriters exercised the over- allotment, resulting in 107,000 common stock being issued for net proceeds of $465,000. Deferred costs of $1,351,365, which were incurred as part of the completion of the Initial Public Offering, have been applied against the proceeds raised by the offering, and are included in the net proceeds.

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
                                                        =========    =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

      On June 6, 2001, the Company amended its Articles of Incorporation to increase its authorized common stock from 15,000,000 to 30,000,000.

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

      During the three months ended September 30, 2002, the Company issued 158,635 shares of its common stock in consideration of legal services and 1,569,631 shares in settlement of accrued liabilities.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


      On October 16, 2002, the Company amended its Articles of Incorporation to increase its authorized common stock from 30,000,000 to 100,000,000.


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

      During the three months ended September 30, 2002, the company converted $435,000 of its note payable to Roger Walters for consideration of 1,000,000 shares and $1,140,536 of its note payable to Denise Dunne for consideration of 3,000,000 shares. The shares were issued in October 2002. The balance at September 30, 2002 represents $435,000 to Roger Walters and $1,365,536 to Denise Dunne.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

      In July 1999, the directors of the company adopted and the stockholders approved the adoption of the company's 1998 Stock Option Plan. In May 2000, the directors approved the adoption of the 2000 Stock Option Plan. In June 2001, the directors approved the adoption of the 2001 Stock Option Plan. Each of the plans provides for the issuance of 435,000 options. In October 2002, the directors of the company adopted and the stockholders approved the adoption of the company's 2002 Stock Option Plan which provides for the issuance of 6,500,000 options.

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

      Options granted under the plans generally require a three-year vesting period, and shall be at an exercise price that may not be less than the fair market value of the common stock on the date of the grant. Options are non-transferable and if a participant ceases affiliation with the company by reason of death, permanent disability or retirement at or after age 65, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant 90 days to exercise the option, except for termination for cause, which results in immediate termination of the option.

      Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the company become available again for issuance under the plans, subject to applicable securities regulation.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

    Description            Cash/   Reserve balance   Restructuring  Activity  Reserve balance
                         non/cash   March 31, 2002        Costs                September 30, 2002

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
                                      =======           =======       =======    =======


15. DEFERRED INCOME TAXES AND INCOME TAXES

   a) Deferred Income Taxes

      The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:


                                                                September 30,
                                                                        2002
                                                                         $
       Accounting amortization in excess of tax
           amortization                                                9,875
       Losses available to offset future income
           taxes                                                   3,910,483
       Share issue costs                                             532,405
       Adjustment cash to accrual method                            (496,879)
       Investment tax credit                                              --
                                                                   ---------

                                                                   3,955,884

       Less:  Valuation allowance                                  4,106,264
                                                                   ---------

                                                                    (150,380)
                                                                   =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


      As part of the acquisitions of Cad Cam Inc. and MicroTech Professionals Inc., there was a change of control which resulted in the subsidiaries being required to change from the cash method to the accrual method of accounting for income tax purposes.


   b) Current Income Taxes

      Current income taxes consist of:

                                                               September 30,
                                                                       2002

                                                                        $

       Amount calculated at Federal and
              Provincial statutory rates                         (1,269,260)
                                                                  ----------

       Increase (decrease) resulting from:
              Permanent differences                                 288,805
              Valuation allowance                                   975,310
                                                                  ----------

                                                                  1,264,115
                                                                  ----------

       Current income taxes                                          (5,145)
                                                                  ==========


      Issue expenses totaling approximately $1,300,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, the loss is available to be carried forward for seven years from the year the loss is incurred. As the US subsidiaries have been acquired by a non-US entity, the taxable income will be increased by approximately $1,900,000 over the next three years as the company is required to change its taxation method from the cash basis to the accrual basis. The company has not reflected the benefit of utilizing non-capital losses totaling approximately $10,000,000 in the future as a deferred tax asset as at September 30, 2002. As at the completion of the September 30, 2002 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.


16. OTHER COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) for the three months ended September 30, 2002:



                                                              Before Tax            Tax (Expense)               Net-of-Tax
                                                                Amount               or Benefit                   Amount
                                                                ------               ----------                   ------
    Foreign currency translation adjustments                     (1,604)                     --                   (1,604)

    Adjustment to market value                                 (250,620)                     --                 (250,620)
                                                               ---------                -------                ---------

    Other comprehensive income (loss)                          (252,224)                     --                 (252,224)
                                                               =========                ========               =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



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


17. DISCONTINUED OPERATIONS

   Effective March 1, 2002, the Company sold its technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. Net proceeds after broker fees were $1,320,000 of which the company received $800,000 in cash and $550,000 worth of unrestricted common shares on closing. The shares were sold on March 11, 2002 for value of $524,673. As part of the transaction, Cognicase assumed all of the staff in the Company's technology division. The company will not have future revenues from either its Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. Technology revenue for the nine months ended September 30, 2002 was $40,000 compared to $630,000 for the nine months ended September 30, 2001. The operating loss from the technology division for the three months ended September 30, 2002 was $17,000 compared to income of $37,000 for the nine months ended September 30, 2001. The operating loss from the technology division for the nine months ended September 30, 2002 was $140,000 compared to a loss of $30,000 for the nine months ended September 30, 2001. On disposal, Njoyn had approximately $950,000 in assets consisting primarily of deferred development charges and approximately $30,000 in liabilities consisting primarily of capital lease obligations. The gain on disposal of $497,579 has been reflected in the Income (loss) from discontinued operations. No income taxes have been reflected on this disposition as the sale of the shares gives rise to a capital loss, the benefit of which, is more likely than not to be realized.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


18. SEGMENTED INFORMATION

      a) Sales by Geographic Area

                                        Three Months Ended     Three Months Ended       Nine Months Ended      Nine Months Ended
                                        September 30, 2002     September 30, 2001      September 30, 2002     September 30, 2001
                                        ------------------     ------------------      ------------------     ------------------
                                                $                       $                      $                       $
                            Canada          3,557,058               4,041,929             10,283,684              12,214,153
          United States of America          3,145,976               4,312,331             11,202,079              16,379,245
                                           ----------              ----------             ----------              ----------
                                            6,703,034               8,354,260             21,485,763              28,593,398
                                           ==========              ==========             ==========              ==========


   b) Net Income (Loss) by Geographic Area

                              Three Months Ended     Three Months Ended       Nine Months Ended      Nine Months Ended
                                        September 30, 2002     September 30, 2001      September 30, 2002     September 30, 2001
                                        ------------------     ------------------      ------------------     ------------------
                                                $                       $                      $                       $
                            Canada         (1,384,584)               (818,003)            (1,948,450)             (2,724,992)
          United States of America           (756,382)               (810,837)            (1,199,291)             (1,013,178)
                                           ----------              ----------             ----------              ----------
                                           (2,140,966)             (1,628,840)            (3,147,741)             (3,738,170)
                                           ==========              ==========             ==========              ==========


      c) Identifiable Assets by Geographic Area

                                           Nine Months Ended          Year Ended
                                          September 30, 2002       December 31, 2001
                                         --------------------    --------------------
                                                 $                        $
                             Canada          5,036,291                4,995,715
           United States of America          8,247,752               12,179,263
                                            ----------               ----------
                                            13,284,043               17,174,978
                                            ==========               ==========


      d) Revenue and Gross Profit by Operating Segment


                                        Three Months Ended     Three Months Ended       Nine Months Ended      Nine Months Ended
                                        September 30, 2002     September 30, 2001      September 30, 2002     September 30, 2001
                                        ------------------     ------------------      ------------------     ------------------
                                                 $                    $                      $                       $
            Revenue
                    IT Recruitment            3,587,881            4,208,683             10,471,735              12,979,100
         Tech Pubs and Engineering            2,497,900            3,001,612              8,607,860              10,200,817
                  IT Documentation              340,719              629,771              1,246,580               2,848,940
                          Training              276,534              514,194              1,159,588               2,564,541
                                             ----------           ----------             ----------              ----------
                                              6,703,034            8,354,260             21,485,763              28,593,398
                                             ==========           ==========             ==========              ==========
            Gross Profit
                    IT Recruitment              420,404              919,223              1,476,289               3,511,179
         Tech Pubs and Engineering              766,382              797,608              2,702,811               2,814,622
                  IT Documentation               77,586              156,646                313,622               1,158,589
                          Training              153,794              227,841                587,739               1,402,506
                                             ----------           ----------             ----------              ----------
                                              1,418,166            2,101,318              5,080,461               8,886,896
                                             ==========           ==========             ==========              ==========


      e) Revenues from Major Customers

         The consolidated entity had the following revenues from major customers:

         For the three months ended September 30, 2002 one customer had sales of $2,550,000, representing approximately 38% of total revenues.

         For the nine months ended September 30, 2002, one customer had sales of $6,890,000, representing approximately 32% of total revenues.

         For the year ended December 31, 2001, one customer had sales of $6,800,000 which representing approximately 18% of total revenues.

      f) Purchases from Major Suppliers

         There were no significant purchases from major suppliers.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


19. EARNINGS PER SHARE

   The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.


                                    Three Months Ended    Three Months Ended     Nine Months Ended    Nine Months Ended
                                     September 30, 2002    September 30, 2001    September 30, 2002   September 30, 2001
                                     ------------------    ------------------    ------------------   ------------------

    Average common stock outstanding    28,704,219              15,093,564           23,717,204           14,277,356
    Average common stock issuable               --                      --                   --                   --
                                        ----------              ----------           ----------           ----------
    Average common stock outstanding
      assuming dilution                 28,704,219              15,093,564           23,717,204           14,277,356
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


20. STOCK OPTION PLANS

      a) Options outstanding

                                                                OPTIONS        WEIGHTED
                                                                                AVERAGE
                                                                               EXERCISE
                                                                                  PRICE
         Options outstanding at December 31, 2000                1,419,617          2.21

         Options granted to key employees and directors             35,000           .68
         Options granted to consultant                              50,000           .70
         Options exercised during the year                         (22,125)          .01
         Options forfeited during the year                        (257,500)         3.21
         Options expired during the year                                -
                                                                 ---------
         Options outstanding at December 31, 2001                1,224,992
                                                                 =========

         Options granted to key employees and directors                 -
         Options granted to consultant                                  -
         Options exercised during the period                            -
         Options forfeited during the period                      (27,500)         3.22
         Options expired during the period                              -
                                                                 ---------
         Options outstanding at March 31, 2002                   1,197,492
                                                                 =========


         Options granted to key employees and directors                 -
         Options granted to consultant                                  -
         Options exercised during the period                            -
         Options forfeited during the period                      (45,000)         3.22
         Options expired during the period                              -
                                                                 ---------
         Options outstanding at June 30, 2002                    1,152,492
                                                                 =========

         Options granted to key employees and directors                 -
         Options granted to consultant                                  -
         Options exercised during the period                            -
         Options forfeited during the period                      (24,500)         3.22
         Options expired during the period                              -
                                                                 ---------
         Options outstanding at September 30, 2002               1,127,992
                                                               =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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

         During the three months ended September 30, 2002, 24,500 options exercisable at between $3.19 and $3.25 have been forfeited by employees following their termination and the expiry of their option periods to November 14, 2002.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

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


         Reconciliation of revenue and net income (loss) previously reported

       December 31, 1999     Previously       ObjectArts     TidalBeach         Restated
                              Reported
       Revenue                19,822,861      6,599,496         610,078       27,032,435

       Net income(loss)          228,720       (251,128)         17,085           (5,323)




22. CONTINGENCIES

a) Lease Commitments

         Minimum payments under operating leases for premises occupied by the company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at September 30, 2002 for the next five years are as follows:

                2002                         $  204,418
                2003                            306,328
                2004                            273,270
                2005                            272,820
                2006                            270,570
          Thereafter                          1,082,280
                                              ---------

                                             $2,409,686
                                             ==========

b) The Company is party to various lawsuits arising from the normal course of business and its restructuring activities. No material provision has been recorded in the accounts for possible losses or gains. Should any expenditure be incurred by the Company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)




23. SUBSEQUENT EVENTS


      On July 1, 2002 and as amended on August 1, 2002, August 15, 2002, September 1, 2002, September 16, 2002, September 30, 2002, October 15, 2002, and November 15, 2002, the company entered into a Forbearance and Modification Agreement with its senior lender, Bank One whereby the Bank agreed to forebear from exercising its rights and remedies against the company as a result of its violation of certain loan covenants, until the period ending November 30, 2002. In the event that the company defaults under the agreement including the failure to make payment when due, the Bank is entitled to exercise any and all of its security rights including foreclosing on collateral.

      On August 13, 2002, the company received a commitment from Morrison Financial Services Limited for a syndicated financing arrangement that will provide the funding necessary to purchase Bank One's debt and security. The partners in the syndicate are Maple Partners America Inc., Morrison Financial Services Limited and MFI Export Finance Inc. Bank One has agreed to extend the expiration of the Forbearance and Modification Agreement until November 30, 2002 to allow the syndicate to complete the financing arrangement. In addition, Bank One has agreed to accept a $700,000 discount on the payoff of its indebtedness. The Business Development Bank of Canada has also agreed to sell its debt and security to the syndicated group with a discount on the payoff of $300,000.

      On October 4, 2002, the company's securities were delisted from The Nasdaq SmallCap Market, for failure to comply with the minimum bid price or net tangible assets requirements for continued listing, as set forth in Nasdaq's Marketplace Rule 4310(c)(4). The company also failed to meet the initial inclusion requirements under Nasdaq's Marketplace Rule 4310(c)(2)(A) including minimum stockholders' equity of $5 million, market capitalization of $50 million or net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

      On October 16, 2002, the company held its Annual General Meeting and Special Meeting of Shareholders where the following resolutions were passed: the election of the Board of Directors including Declan French, Kelly Hankinson, John Dunne, Arthur Marcus and Katherine Seto Evans; the appointment of Schwartz Levitsky Feldman LLP as the company's independent auditors for the ensuing year; the adoption of the company's 2002 Stock Option Plan; and, the amendment of the company's Articles of Incorporation to increase its authorized capital stock from 30,000,000 to 100,000,000.

      On October 15, 2002, the company signed a term sheet with Bristol Investment Fund, Ltd. and a syndicate of other investors to issue Senior Secured Convertible Debentures of up to $3,000,000 in multiple tranches. The first tranche of $800,000 will be issued upon signing of a definitive investment agreement and concurrently with the closing of the financing arrangement with Morrison Financial. The funds will be directed to Bank One and certain of the company's other creditors.

      On October 21, 2002, the company entered into a settlement agreement with Michael Carrazza, a former director, in the sum of $330,000 to be paid $50,000 on October 31, 2002 and $17,500 per month thereafter until paid in full, bearing interest at 9% per annum. This settlement was pursuant to a motion for summary judgment filed by Carrazza, which was granted in his favor in the sum of $264,602. In November 1998, the Company completed the acquisition of certain assets of Southport Consulting Co. from Carrazza, for an aggregate of $250,000 in cash and shares of the company's common stock. Carrazza instituted an action against the company in the Supreme Court of the State of New York, County of New York, Index No. 600553/01, alleging breach of contract and unjust enrichment and seeking at least $250,000 in damages. Specifically, Mr. Carrazza claimed that the company failed to deliver cash or stock to Mr. Carrazza under an asset purchase agreement, and that he was entitled to recovery of his attorneys' fees. The company filed a counterclaim against Mr. Carrazza, seeking $162,000 in damages, plus punitive damages and attorneys' fees, on the ground that Mr. Carrazza, as then president and sole stockholder of Southport Consulting Co., fraudulently induced the company into executing the asset purchase agreement by misrepresenting the value of the assets being purchased.

      On November 1, 2002, the company entered into a series of agreements with Thinkpath Training LLC, a New York company, for the purchase of certain assets of our New York training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, Thinkpath Training LLC will assume the New York training staff, some assets and sublet the classroom facilities.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


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



24. COMPARATIVE FIGURES

     Certain figures in the September 30, 2001 financial statements have been reclassified to conform with the basis of presentation used in September 30, 2002.

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

         Management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Certain of our accounting policies and estimates have a more significant impact on our financial statements than others, due to the magnitude of the underlying financial statement elements.

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

         At September 30, 2002, all of our investments in non-related companies totaling $763,306 were accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

Revenue Recognition

         We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which has four basic criteria that must be met before revenue is recognized:

- Existence of persuasive evidence that an arrangement exists;

- Delivery has occurred or services have been rendered;

- The seller's price to the buyer is fixed and determinable; and,

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

         Effective March 1, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc, a Canadian company. As part of the transaction, Cognicase assumed all of the (eight employees) staff in our technology division and is contracting the services of our Chief Information Officer for a period of six months. There was no revenue from Njoyn for the three months ended September 30, 2002 and it represented less than 1% for the three months ended September 30, 2001. Revenue from Njoyn represented less than 1% of total revenue for the nine months ended September 30, 2002, and 2001. As a result of the sale to Cognicase, we will not have future revenues from Njoyn and the operations have been reported as discontinued.

         Our other proprietary technology, SecondWave, is a Web development product that allows companies to create, manage and automate their own dynamic, adaptive Web sites. The software learns from each visitor's behavior and targets his or her needs and interests with customized content and communications. We enter into contracts for the customization or development of SecondWave in accordance with the specifications of our customers. The project plan defines milestones to be accomplished and the costs associated with this project. These amounts are billed as they are accomplished and revenue is recognized as the milestones are reached. The work in progress for costs incurred beyond the last accomplished milestone is reflected at the period end. To date these amounts have not been material and have not been set up at the period ends. The contracts do not include any post-contract customer support. Additional customer support services are provided at standard daily rates, as services are required.

         There was no revenue from SecondWave for the three months ended September 30, 2002. Revenue from SecondWave represented less than 2% of total revenue for the three months ended September 30, 2001. Revenue from SecondWave represented less than 1% of total revenue for the nine months ended September 30, 2002 and 2% for the nine months ended September 30,2001. As part of the sale of Njoyn, Cognicase Inc. assumed all of our technology staff. As a result, we do not anticipate future revenues from SecondWave Inc. and the operations have been reported as discontinued.


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

         Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This statement requires us to evaluate the carrying value of our goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in write downs that could adversely affect our earnings.

         During the third quarter of 2002, we completed our transitional goodwill impairment test as of December 31, 2001 and determined that no adjustment to the carrying value of goodwill was needed.

         The IT recruitment unit was tested for impairment in the third quarter, after the annual forecasting process. Due to a decrease in margins and the loss of key sales personnel, operating profits and cash flows were lower than expected in the first nine months of 2002. Based on that trend, the earnings forecast for the next two years was revised. At September 30, 2002, we recognized a goodwill impairment loss of $57,808 in the IT recruitment unit.
The fair value of that reporting unit was estimated using the expected present value of future cash flows.

         On an ongoing basis, absent any impairment indicators, we expect to perform a goodwill impairment test as of the end of the third quarter during the fourth quarter of each year.

         Had the standard been in effect for the three months ended September 30, 2001, our net loss would decrease by $215,000 from a loss of $1,630,000 to a loss of $1,415,000 and our net loss per share would decrease by $0.02 from a net loss per share of $0.11 to a net loss per share of $0.09. Had the standard been in effect for the nine months ended September 30, 2002, our net loss would decrease by $500,000 from a loss of $3,740,000 to a loss of $3,240,000 and our net loss per share would decrease by $0.03 to a net loss per share of $0.26 to a net loss per share of $0.23.

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


THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenue

         For the three months ended September 30, 2002, we derived 47% of our revenue in the United States compared to 52% for the three months ended September 30, 2001. The decrease in the total revenue derived in the United States is a result of the increase in IT Recruitment sales in Canada and the decrease in Technical Training and IT Documentation sales in the United States.

         For the three months ended September 30, 2002, our primary source of revenue was recruitment, representing 54% of total revenue compared to 50% for the three months ended September 30, 2002. Recruitment revenue for the three months ended September 30, 2002 decreased by $620,000 or 15% to $3,590,000 compared to $4,210,000 for the three months ended September 30, 2001. The decrease in recruitment revenue is a result of cutbacks and reduced hiring in the telecommunications, network and financial services industries.

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

         For the three months ended September 30, 2002, 37% of our revenue came from engineering services including technical publications, engineering design and e-learning compared to 36% for the three months ended September 30, 2001. Revenue from engineering services for the three months ended September 30, 2002 decreased by $500,000 or 17% to $2,500,000 compared to $3,000,000 for the three months ended September 30, 2001. Although the majority of our revenue continues to be derived from IT Recruitment, our focus is on growing the engineering services division. In particular, we are focused on expanding into the defense, aerospace and automotive industries and leveraging off existing engineering customers to secure new technical publication and e-learning business.

         The decrease in engineering sales is a result of the postponement and cancellation of several large contracts, combined with a general decline in sales activity as a result of a reduced sales force.

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

         For the three months ended September 30, 2002, information technology documentation services represented approximately 5% of our revenue compared to 8% for the three months ended September 30, 2001. Revenue from information technology documentation services for the three months ended September 30, 2002 decreased by $290,000 or 46% to $340,000 compared to $630,000 for the three months ended September 30, 2001.

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

         For the three months ended September 30, 2002, technical training represented approximately 4% of our revenue compared to 6% for the three months ended September 30, 2001. Revenue from technical training for the three months ended September 30, 2002 decreased by $230,000 or 45% to $280,000 compared to $510,000 for the three months ended September 30, 2001.

         In May 2002, we entered into a series of agreements with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of our Toronto training division, Thinkpath Training. As part of the transaction, triOS assumed the Toronto training staff (six employees) and is subletting our classroom facilities. As a result of the sale of this office, our annual revenue will decline by approximately $1,000,000. There was no revenue from this office for the three months ended September 30, 2002. Revenue from this office represented approximately 3% for the three months ended September 30, 2001.

         Subsequent to September 30, 2002, we entered into a series of agreements with Thinkpath Training LLC, a New York company, for the purchase of certain assets of our New York training division, Thinkpath Training US, for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, Thinkpath Training LLC will assume the New York training staff, some assets and sublet the classroom facilities. As a result of the sale of this office, our annual revenue will decline by approximately $1,000,000. Revenue from this office for the three months ended September 30, 2002 was $270,000 or 4% of total revenue. Revenue from this office for the three months ended September 30, 2001 was $310,000 or 4% of total revenue.

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


Gross Profit

         Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of contract recruitment include contractor fees and benefits. Gross profit for information technology recruitment services for the three months ended September 30, 2002 declined to 12% from 22% for the three months ended September 30, 2001. The decline in gross profit is a result of our focus on contract sales and our preferred vendor status with large clients for information technology contract recruitment services. It is often necessary to lower billing rates and markups to be successful in the bid process. One client, with an average gross profit margin of 12%, represents 71% of the total revenue for the recruitment division and 38% of the company's total revenues for the three months ended September 30, 2002. Revenue from permanent placements has declined considerably from last year, which has also contributed to the decline in gross profit. We do not attribute any direct costs to permanent placement services, therefore the gross profit on such services is 100% of revenue.

         The direct costs of technical publications and engineering services include wages, benefits, software training and project expenses. The average gross profit for this division was 31% for the three months ended September 30, 2002 compared to 27% for the three months ended September 30, 2001. The increase in gross profit for technical publications and engineering services is a result of the increase in higher margin contracts in technical publications and e-learning compared to the traditional engineering services. In addition, we are engaging in more time-and-materials based contracts versus fixed cost which prevents against project and costs overruns.

         The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the three months ended September 30, 2002 was 23% compared to 25% for the three months ended September 30, 2001. The decline in gross profit in the current period is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.

         The direct costs of training include courseware and trainer salaries, benefits and travel. The average gross profit was 56% for the three months ended September 30, 2002 compared to 44% for the three months ended September 30, 2001. The increase in gross profit is a result of tighter expense controls on trainer travel costs and the lower utilization of contract trainers.

THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenue

         For the nine months ended September 30, 2002, we derived 52% of our revenue in the United States compared to 57% for the nine months ended September 30, 2001. The decrease in the total revenue derived from the United States is a result of the increase in IT Recruitment sales in Canada and the decrease in Technical Training and IT Documentation sales in the United States.

         For the nine months ended September 30, 2002, our primary source of revenue was recruitment, representing 49% of total revenue compared to 45% for the nine months ended September 30, 2001. Recruitment revenue for the nine months ended September 30, 2002 decreased by $2,510,000 or 19% to $10,470,000 compared to $12,980,000 for the nine months ended September 30, 2001. The decrease in recruitment revenue is a result of cutbacks and reduced hiring in the telecommunications, network and financial services industries.

         For the nine months ended September 30, 2002, 40% of our revenue came from engineering services including technical publications, engineering design and e-learning compared to 36% for the nine months ended September 30, 2001. Revenue from engineering services for the nine months ended September 30, 2002 decreased by $1,590,000 or 16% to $8,610,000 compared to $10,200,000 for the nine months ended September 30, 2001. The decrease in engineering sales is a result of the postponement and cancellation of several large contracts as well as reduced sales activity in response to the reduction of the sales force for this division.

         For the nine months ended September 30, 2002, information technology documentation services represented approximately 6% of our revenue compared to 10% for the nine months ended September 30, 2001. Revenue from information technology documentation services for the nine months ended September 30, 2002 decreased by $1,600,000 or 56% to $1,250,000 compared to $2,850,000 for the nine months ended September 30, 2001.

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

         For the nine months ended September 30, 2002, technical training represented approximately 5% of our revenue compared to 9% for the nine months ended September 30, 2001. Revenue from technical training for the nine months ended September 30, 2002 decreased by $1,410,000 or 55% to $1,160,000 compared to $2,570,000 for the nine months ended September 30, 2001.

         As a result of the sale of certain assets of the Toronto office of the technical training division in May 2002, revenue from this office for the nine months ended September 30, 2002 was only $180,000 or 1% of total revenue compared to $900,000 or 3% of total revenue for the nine months ended September 30, 2001. Subsequent to September 30, 2002, certain assets of the New York office of the technical training division were sold. Revenue from this office for the nine months ended September 30, 2002 was $980,000 or 5% of total revenue compared to $1,640,000 or 6% of total revenue for the nine months ended September 30, 2001.


Gross Profit

         Gross profit for information technology recruitment services for the nine months ended September 30, 2002 declined to 14% from 27% for the nine months ended September 30, 2001. The decline in gross profit is a result of our focus on contract sales and our preferred vendor status with large clients for information technology contract recruitment services. It is often necessary to lower billing rates and markups to be successful in the bid process. One client, with an average gross profit margin of 12% represented 66% of the total revenue for the recruitment division and 32% of the company's total revenues for the nine months ended September 30, 2002. Revenue from permanent placements has declined considerably from last year, which has also contributed to the decline in gross profit in this division.

         The average gross profit for the engineering division was 31% for the nine months ended September 30, 2002 compared to 28% for the nine months ended September 30, 2001. The increase in gross profit for technical publications and engineering services is a result of the increase in higher margin contracts in technical publications and e-learning compared to the traditional engineering services. In addition, we are engaging in more time-and-materials based contracts versus fixed cost which prevents against project and costs overruns.

         The average gross profit for the information technology division for the nine months ended September 30, 2002 was 25% compared to 41% for the nine months ended September 30, 2001. The decline in gross profit in the current period is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.

         The average gross profit for the technical training division was 51% for the nine months ended September 30, 2002 compared to 55% for the nine months ended September 30, 2001. The increase in gross profit is a result of tighter expense controls over trainer travel costs and the decreased utilization of contract trainers.

RESULTS OF OPERATIONS

         The following table presents our statements of operations reflected as a percentage of our total revenue.



                                                   STATEMENTS OF OPERATIONS--PERCENTAGES
                                                               (UNAUDITED)


                                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------     -----------------------------

                                                   2002             2001              2002              2001
                                                   ----             ----              ----              ----

REVENUE                                            100 %             100 %             100 %             100 %
-------                                           ----              ----              ----              ----

COST OF SALES                                       79 %              75 %              76 %              69 %
                                                  ----              ----              ----              ----
GROSS PROFIT                                        21 %              25 %              24 %              31 %
                                                  ----              ----              ----              ----
EXPENSES
   Administrative                                   23 %              17 %              17 %              15 %
   Selling                                          12 %              15 %              13 %              16 %
   Financing Expenses                                7 %              -- %               2 %               2 %
   Depreciation and amortization                     4 %               6 %               4 %               5 %
   Write down of goodwill                            1 %              -- %              -- %              -- %
   Restructuring                                    -- %              -- %              -- %               1 %
                                                  ----              ----              ----              ----

Income (loss) from continuing operations           (26)%             (14)%             (13)%              (8)%

  Gain (loss) on Investment                         -- %              (1)%              -- %              -- %

Income (loss) from continuing operations
  before interest charges                          (26)%             (15)%             (13)%              (8)%

  Interest charges                                   5 %               1 %               3 %               3 %
                                                  ----              ----              ----              ----
Income (loss) from continuing operations           (31)%             (16)%             (16)%             (11)%

   Income taxes                                      1 %               4 %              -- %               2 %
                                                  ----              ----              ----              ----
Income (loss) from continuing operations           (32)%             (20)%             (16)%             (13)%

Income (loss) from discontinued operations          -- %               1 %               1 %              -- %

Net Income (loss)                                  (32)%             (19)%             (15)%             (13)%
                                                  ----              ----              ----              ----

THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         Revenue. Revenue for the three months ended September 30, 2002 decreased by $1,650,000 or 20%, to $6,700,000, as compared to $8,350,000 for the three months ended September 30, 2001. The decrease is primarily attributable to the decline in revenues from each division including 15% for IT recruitment, 17% for technical publications and engineering, 46% for IT documentation and 45% for technical training.

         Cost of Sales. The cost of sales for the three months ended September 30, 2002 decreased by $960,000, or 15%, to $5,290,000, as compared to $6,250,000 for the three months ended September 30, 2001. The cost of sales as a percentage of revenue increased to 79% compared to 75% for the three months ended September 30, 2001. The increase in cost as a percentage of sales corresponds with the increase in lower margin IT recruitment sales.

         Gross Profit. Gross profit for the three months ended September 30, 2002 decreased by $680,000, or 32%, to $1,420,000 compared to $2,100,000 for the three months ended September 30, 2001. This decrease was attributable to the overall decrease in revenue and the increase in cost of sales during the three months ended September 30, 2002. As a percentage of revenue, gross profit decreased from 25% for the three months ended September 30, 2001 to 21% for the three months ended September 30, 2002. This decrease in gross profit is a direct result of the increase in direct costs associated with IT recruitment sales.

         Expenses. Expenses for the three months ended September 30, 2002 decreased by only $60,000, or 2%, to $3,230,000 compared to $3,170,000 for the three months ended September 30, 2001.

         Administrative expenses increased by $140,000 or 9% to $1,570,000 compared to $1,430,000 for the three months ended September 30, 2001. General administrative expenses including salaries and rent have decreased significantly over last year as a result of restructuring and general cost cutting. The increase is attributable to the expensing of approximately $500,000 for 3,250,000 shares of our common stock issued to Young and Georgiou for corporate and debt restructuring services rendered during the period.

         Selling expenses for the three months ended September 30, 2002 decreased by $500,000, or 39%, to $790,000 from $1,290,000 for the three months ended September 30, 2001. This decrease is attributable to the decrease in sales salaries and commissions, as a result of the reduction in sales and the elimination of certain advertising and promotional expenses.

         For the three months ended September 30, 2002, financing expenses increased 1075% to $470,000 from $40,000 for the three months ended September 30, 2001. This increase is attributable to the expensing of approximately $150,000 in fees to various financial brokers including Morrison Financial. In addition, we expensed approximately $320,000 for shares issued to Tazbaz Holdings in consideration of a loan agreement whereby Tazbaz securitized our overdraft position with Bank One in the amount of $650,000.

        For the three months ended September 30, 2002, depreciation and amortization expenses decreased by $210,000, or 42%, to $290,000 from $500,000 for the three months ended September 30, 2001. This decrease is primarily attributable to our adoption of Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under these statements, goodwill will no longer be amortized. Amortization of goodwill for the three months ended September 30, 2001 amounted to $215,000.

         In accordance with the requirements of SFAS 144, at September 30, 2002 we recorded an impairment of goodwill of $57,808 based on our evaluation of carrying value and projected cash flows. In accordance with SFAS 121, there was no write down for the same period last year.

         For the three months ended September 30, 2002, there were no restructuring charges related to the termination of personnel and the closure of non-productive branch offices. For the three months ended September 30, 2001, we reduced our restructuring charges by $30,000 as a result of an over accrual in the prior period related to the closure of our London training office and termination of personnel.

         Income (Loss) from Continuing Operations. For the three months ended September 30, 2002, losses from continuing operations increased by $620,000 or 55% to a loss of $1,750,000 as compared to a loss of $1,130,000 for the three months ended September 30, 2001. The increase is largely attributable to the decline in gross profit as a result of the concentration of IT recruitment sales, and the expensing of financing costs of approximately $470,000 and shares issued to consultants for restructuring services of approximately $500,000.

         Interest Charges. For the three months ended September 30, 2002, interest charges increased by $240,000, or 218%, to $350,000 from $110,000 for the three months ended September 30, 2001. This increase is largely attributable to the default interest rate and forbearance fees charged by Bank One under the Forbearance Agreement entered into on July 1, 2002.

         Income (Loss) from Continuing Operations before Income Tax. Loss from continuing operations before income tax for the three months ended September 30, 2002 increased by $730,000 or 53% to a loss of $2,100,000 as compared to a loss of $1,370,000 for the three months ended September 30, 2001.

         Income Taxes. Income tax expense for the three months ended September 30, 2002 decreased by $280,000 or 93% to $20,000 compared to an expense of $300,000 for the three months ended September 30, 2001. The expense in 2001 was a write down of the deferred income tax asset.

         Income (Loss) from Continuing Operations. Loss from continuing operations for the three months ended September 30, 2002 increased by $450,000, or 27%, to a loss of $2,120,000 compared to a loss of $1,670,000 for the three months ended September 30, 2001.

         Income (Loss) from Discontinued Operations. Operations of the technology division for the three months ended September 30, 2002 have been reported as discontinued and include no revenue, cost of sales of $2,000, depreciation expense of $10,000 and interest expense of $5,000. The net loss for the three months ended September 30, 2002 was $17,000.

         Operations of the technology division for the three months ended September 30, 2001 have been reported as discontinued and include revenues of $160,000, cost of sales of $9,000, a credit in administrative expenses of $40,000, selling expenses of $20,000, depreciation expense of $90,000, restructuring costs of $30,000 and interest expense of $10,000. Net income for the three months ended September 30, 2001 was $40,000.

         Net Loss. Net loss for the three months ended September 30, 2002 decreased by $510,000 to a net loss of $2,140,000 compared to a net loss of $1,630,000 for the three months ended September 30, 2001.


THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

         Revenue. Revenue for the nine months ended September 30, 2002 decreased by $7,100,000, or 25%, to $21,490,000, as compared to $28,590,000 for the nine months ended September 30, 2001. The decrease is primarily attributable to the decline in revenues from each division including 19% for IT recruitment, 16% for technical publications and engineering, 56% for IT documentation and 55% for technical training.

         Cost of Sales. The cost of sales for the nine months ended September 30, 2002 decreased by $3,300,000, or 17%, to $16,410,000, as compared to
$19,710,000 for the nine months ended September 30, 2001. The cost of sales as a percentage of revenue increased to 76% compared to 69% for the nine months ended September 30, 2001. The increase in cost as a percentage of sales corresponds with the increase in lower margin IT recruitment sales.

         Gross Profit. Gross profit for the nine months ended September 30, 2002 decreased by $3,810,000, or 43%, to $5,080,000 compared to $8,890,000 for the nine months ended September 30, 2001. This decrease was attributable to the overall decrease in revenue and the increase in cost of sales during the nine months ended September 30, 2002. As a percentage of revenue, gross profit decreased from 31% for the nine months ended September 30, 2001 to 24% for the nine months ended September 30, 2002. This decrease in gross profit is a direct result of the increase in direct costs associated with IT recruitment sales.

         Expenses. Expenses for the nine months ended September 30, 2002 decreased by only $3,410,000 or 31%, to $7,770,000 compared to $11,180,000 for the nine months ended September 30, 2001.

         Administrative expenses decreased by $640,000 or 15% to $3,590,000 compared to $4,230,000 for the nine months ended September 30, 2001 This decrease is related to the significant reduction in administrative salaries and overhead as a result of restructuring and general cost cutting.

          Selling expenses for the nine months ended September 30, 2002 decreased by $1,730,000, or 39%, to $2,760,000 from $4,490,000 for the nine months ended September 30, 2001. This decrease is attributable to the decrease in sales salaries and commissions, as a result of the reduction in sales and the elimination of certain advertising and promotional expenses.

         For the nine months ended September 30, 2002, financing expenses decreased $150,000, or 24% to $470,000 from $620,000 for the nine months ended September 30, 2001.

        For the nine months ended September 30, 2002, depreciation and amortization expenses decreased by $560,000, or 39%, to $890,000 from $1,450,000 for the nine months ended September 30, 2001. This decrease is primarily attributable to our adoption of Statements of Financial Accounting Standards No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under these statements, goodwill will no longer be amortized. Amortization of goodwill for the nine months ended September 30, 2001 amounted to $500,000.

         In accordance with the requirements of SFAS 144, at September 30, 2002 we recorded an impairment of goodwill of $57,808 based on our evaluation of carrying value and projected cash flows. In accordance with SFAS 121, there was no write down for the same period last year.

         For the nine months ended September 30, 2002, there were no restructuring charges related to the termination of personnel and the closure of non-productive branch offices. For the nine months ended September 30, 2001, we recorded restructuring charges of $400,000 related to the closure of our London training office and termination of personnel.

         Income (Loss) from Continuing Operations. For the nine months ended September 30, 2002, losses from continuing operations increased by $390,000 or 17% to a loss of $2,690,000 as compared to a loss of $2,300,000 for the nine months ended September 30, 2001. The increase is largely attributable to the decline in gross profit as a result of the concentration of IT recruitment sales, and the expensing of financing costs of approximately $470,000 and shares issued to consultants for restructuring services of approximately $500,000.

         Interest Charges. For the nine months ended September 30, 2002, interest charges increased by $240,000 or 41% to $820,000 from $580,000 for the nine months ended September 30, 2001. This increase is largely attributable to the default interest rate and forbearance fees charged by Bank One under the Forbearance Agreement which was entered into on July 1, 2002.

         Income (Loss) from Continuing Operations before Income Tax. Loss from continuing operations before income tax for the nine months ended September 30, 2002 increased by $500,000 or 17%, to a loss of $3,510,000 as compared to a loss of $3,010,000 for the nine months ended September 30, 2001.

         Income Taxes. Income tax expense for the nine months ended September 30, 2002 decreased by $705,000 to a recovery of $5,000 compared to an expense of $700,000 for the nine months ended September 30, 2001. The expense in 2001 was a write down of the deferred income tax asset.

         Income (Loss) from Continuing Operations. Loss from continuing operations for the nine months ended September 30, 2002 decreased by $210,000, or 6%, to a loss of $3,500,000 compared to a loss of $3,710,000 for the nine months ended September 30, 2001.

         Income (Loss) from Discontinued Operations. Operations of the technology division for the nine months ended September 30, 2002 have been reported as discontinued and include revenue of $42,000, cost of sales of $23,000, administrative expenses of $43,000, selling expenses of $6,000, depreciation expense of $96,000 and interest expense of $15,000. The net loss for the nine months ended September 30, 2002 was $140,000. The gain on disposal of $500,000 has been reflected in the Income (loss) from discontinued operations.

         Operations of the technology division for the nine months ended September 30, 2001 have been reported as discontinued and include revenues of $635,000, cost of sales of $32,000 administrative expenses of $72,000, selling expenses of $90,000, depreciation expense of $260,000, restructuring costs of $180,000 and interest expense of $29,000. The net loss for the nine months ended September 30, 2001 was $28,000.

         Net Loss. Net loss for the nine months ended September 30, 2002 decreased by $590,000 or 16%, to a net loss of $3,150,000 compared to a net loss of $3,740,000 for the nine months ended September 30, 2001.


Liquidity and Capital Resources

         We have incurred substantial losses during the last 21 months. Due to these factors, we had taken additional cost cutting steps in the first nine months of 2002 to reduce our expenses. Specifically, we sold certain non-performing divisions and assets of such divisions and reduced our staff by approximately 35 employees.

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

         In May 2002, we entered into a series of agreements with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of our Toronto training division, Thinkpath Training. As part of the transaction, triOS assumed the Toronto training staff (six employees) and is subletting our classroom facilities. As a result of the sale of this office, our annual revenue will decline by approximately $1,000,000. Revenue from this office represented less than 1% of the total revenue for the nine months ended September 30, 2002 and approximately 3% for the nine months ended September 30, 2001. Subsequent to September 30, 2002, we entered into a series of agreements with Thinkpath Training LLC, a New York company, for the purchase of certain assets of our New York training division, Thinkpath Training US, for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, Thinkpath Training LLC will assume the New York training staff, some assets and sublet the classroom facilities. As a result of the sale of this office, our annual revenue will decline by approximately $1,000,000. Revenue from this office represented 5% of the total revenue for the nine months ended September 30, 2002 and approximately 6% for the nine months ended September 30, 2001.

         We expect the reduction of our staff during the nine months ended September 30, 2002 will save approximately $1,600,000 on an annualized basis. Despite the steps that we have taken, to the extent we experience a shortfall in required revenue or are unable to bill and collect our receivables and unbilled work-in-progress in a timely manner, it could have a material adverse impact on our ability to continue as a going-concern and meet our intended business objectives. Also, a continued slowdown in the economy or the postponement of large engineering contracts could adversely affect our working capital and/or operating cash flow.

         With insufficient working capital from operations, our primary sources of cash have been a revolving line of credit with Bank One and proceeds from the sale of equity securities. Our primary capital requirements include debt service, capital expenditures and working capital needs.

         At September 30, 2002, we had negative cash or cash equivalents and a working capital deficiency of $4,490,000. At September 30, 2002, we had a cash flow deficiency from operations of $1,150,000 due primarily to the decrease in accounts payable of $870,000 and the decrease in deferred revenue of $140,000 which was partially offset by the decrease in accounts receivable of $1,330,000 and the gain on the disposal of Njoyn of $500,000. At September 30, 2001, we had negative cash or cash equivalents and a working capital deficiency of $1,850,000. At September 30, 2001, we had a cash flow from operations of $150,000.

         At September 30, 2002, we had cash flow from investing activities of $1,080,000 attributable primarily to the proceeds on the disposal of Njoyn of $1,320,000, which was offset by the purchase of capital assets of approximately $250,000 and the disposal of other assets of $10,000. At September 30, 2001, we had a cash flow deficit from investing activities of $670,000 attributable to the purchase of capital assets of $180,000, purchase of other assets of $300,000 and increase in long-term receivable of $190,000.

         At September 30, 2002, we had a cash flow deficit from financing activities of $420,000 attributable primarily to long-term debt repayment of $480,000, the repayment of Roger Walters' note payable of $80,000 and a decrease in bank indebtedness of $120,000 which was offset by an increase in debt of $260,000 related to the Terry Lyons loan received in May 2002. At September 30, 2001, we had cash flow from financing activities of $720,000 attributable primarily to proceeds from the issuance of common stock of $400,000, proceeds from the issuance of preferred stock of $1,230,000, and an increase in long-term debt of $220,000. Cash was used in the repayment of notes payable of $210,000, long-term debt of $860,000 and bank indebtedness of $60,000.

         At September 30, 2002, the balance of our revolving line of credit with Bank One was $4,980,000 including an overdraft of approximately $650,000. Eligible receivables allowed for a maximum borrowing amount of $4,330,000. The revolving line of credit agreement requires us to meet various restrictive covenants, including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At September 30, 2002 and thereafter, we were not in compliance with the covenants contained in the revolving line of credit agreement.

          On July 1, 2002 and as amended on August 1, 2002, August 15, 2002, September 1, 2002, September 16, 2002, September 30, 2002, October 15, 2002, and November 15, 2002, we entered into a Forbearance and Modification Agreement with our senior lender, Bank One whereby the Bank agreed to forebear from exercising its rights and remedies against us as a result of its violation of certain loan covenants, until the period ending November 30, 2002. Under the terms of the agreement, the Bank is entitled to forbearance fees and payment of related legal fees and expenses. As of November 19, 2002, the Bank has charged us $204,000 in forbearance fees and $18,000 in legal fees. The interest rate on the revolving line facility was increased to prime plus 3%. We have continued to borrow from the revolving line facility subject to eligible accounts receivables as monitored weekly by the Bank. In the event that we default under the agreement including the failure to make payment when due, the Bank is entitled to exercise any and all of its security rights including foreclosing on collateral.

          Bank One has agreed to extend the expiration of the Forbearance and Modification Agreement until November 30, 2002 to allow our new lender to complete the financing arrangement required to purchase Bank One's debt and security. In addition, Bank One has agreed to accept a $700,000 discount on the payoff of its indebtedness.

          On August 13, 2002, we received a commitment from Morrison Financial Services Limited for a syndicated financing arrangement that will provide the funding necessary to purchase Bank One's debt and security. The partners in the syndicate are Maple Partners America Inc., Morrison Financial Services Limited and MFI Export Finance Inc. Bank One has agreed to extend the expiration of the Forbearance and Modification Agreement until November 30, 2002 to allow the syndicate to complete the financing arrangement.

        At September 30, 2002, we had $400,652 in subordinated debt outstanding to the Business Development Bank of Canada. The loan agreements require us to meet a certain working capital ratio. At September 30, 2002 and thereafter, we were not in compliance with the covenant contained in the loan agreements.
On September 27, 2002, we received a notice of default demanding repayment of the loans in full and the BDC's intention to enforce its security if repayment was not made within 10 days. On October 7, 2002, the BDC agreed to extend the stay of the demand period and on November 4, 2002 accepted a proposal from Morrison Financial to purchase its debt and security at a 75% discount. The purchase will close concurrently with the syndicated financing arrangement with Morrison Financial, the repayment of Bank One and the first tranche of the senior convertible debenture.

        In May 2002, we secured a loan of $259,375 from an individual, Terry Lyons which was secured by our IRS refund. We paid a placement fee of 10% to Mr. Lyons. Although we received our IRS refund in July 2002, Mr. Lyons agreed to an extension of the loan until October 31, 2003. The loan is payable in twelve monthly payments of $21,613 beginning November 30, 2002 and bears interest at 30% per annum.

         At September 30, 2002, we had approximately $328,249 outstanding on various capital leases with various payment terms and interest rates. The average balance on the terms of leases are 12 months and cover primarily the hardware and various software applications required to support our training and engineering divisions.

         At September 30, 2002, we had a note payable of $236,000 owed to Roger Walters, the sole shareholder of CadCam Inc. On August 1, 2002, we restructured our note payable to Roger Walters, reducing the principal from $675,000 to $240,000 in consideration of the issuance of 1,000,000 shares of our common stock. We agreed to issue and register the shares upon obtaining shareholder approval of an amendment to our Articles of Incorporation increasing our authorized capital stock. Principal payments of $4,000 will be made monthly and started September 1, 2002 until August 1, 2007. We agreed to price protection on the 1,756,655 shares that were issued to Mr. Walters in January 2002. In the event that the bid price is less than $.27 per share when Mr. Walters seeks to sell his shares in an open market transaction, we will be obligated to issue additional shares of unregistered common stock with a value equal to the difference between $.27 per share and the closing bid price to a floor of $.14 per share.

         At September 30, 2002, we had a note payable of $600,000 owed to Denise Dunne-Fushi, the vendor of MicroTech Professionals Inc. On August 1, 2002, we restructured our note payable to Denise Dunne-Fushi, reducing the principal from $1,740,000 to $600,000 in consideration of the issuance of 3,000,000 shares of our common stock. We agreed to issue and register the shares upon obtaining shareholder approval of an amendment to its Articles of Incorporation increasing our authorized capital stock. Principal payments of $10,000 per month will begin November 1, 2002 until October 1, 2007 and bear interest of 5% per annum. In addition, we agreed to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits and vehicle lease for a period of four years.

         As a result of the terrorist attacks of September 11, 2001, we lost our IT recruitment office in the World Trade Center and our training office located at 195 Broadway was inaccessible for approximately four weeks. The recruitment office represents approximately $2,000,000 in annual information technology recruitment revenue. We have experienced a significant decline in revenue from this office from $1,800,000 per annum to $500,000 per annum. We lost approximately $75,000 of fixed assets, including furniture, computer hardware and office equipment. We have filed an interim statement of loss with our insurance company and to date have received insurance payments of $75,000 with respect to the claims submitted for this office.

         Our training office in New York represents approximately $1,000,000 in annual technical training revenue. Many of our primary customers have since relocated to other cities and have indicated their postponement of employee training until the later part of 2002. The estimated loss of revenue from this office is now between $100,000 and $200,000 per month. In addition, many of the office's computer assets were malfunctioning as a result of debris and smoke. As a result of the decline in revenue, we terminated four of twelve employees from this office in October 2001 and an additional two employees in March 2002. At this time we do not know what the total loss of revenue will be for our training operations in New York, or the final amount of our insurance claim. We have filed an interim statement of loss with our insurance company and to date have received approximately $250,000 for business interruption which have been treated as an extraordinary item on the income statement. We have filed additional business interruption claims, which have not yet been settled. In accordance with EITF 01-10 "Accounting for the Impact of the Terrorist Attacks of September 11, 2001," we have determined our losses directly resulting from the September 11th events amount to approximately $25,000 net of insurance recoveries. On November 1, 2002, we entered into a series of agreements with Thinkpath Training LLC, a New York company, for the purchase of certain assets of this office for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, Thinkpath Training LLC will assume the New York training staff, some assets and sublet the classroom facilities.

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

         Effective January 1, 2002, we adopted SFAS No. 142. This statement requires us to evaluate the carrying value of our goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in write downs that could adversely affect our earnings.

         In April 2002, the FASB issued SFAS No. 145, which, among other things, changed the presentation of gains and losses on the extinguishments of debt. Any gain or loss on extinguishments of debt that does not meet the criteria in APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", shall be included in operating earnings and not presented separately as an extraordinary item. We will adopt SFAS No. 145 at the beginning of fiscal year 2003. We do not expect the provisions of SFAS No. 145 to have any impact on our financial position, results of operations or cash flows.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No.146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue, or EITF, No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)". We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.



Recent Events

         On July 1, 2002 and as amended on August 1, 2002, August 15, 2002, September 1, 2002, September 16, 2002, September 30, 2002, October 15, 2002, and November 15, 2002, we entered into a Forbearance and Modification Agreement with our senior lender, Bank One whereby the Bank agreed to forebear from exercising its rights and remedies against us as a result of our violation of certain loan covenants, until the period ending November 30, 2002. In the event that we default under the agreement including the failure to make payment when due, the Bank is entitled to exercise any and all of its security rights including foreclosing on collateral.

          On August 13, 2002, we received a commitment from Morrison Financial Services Limited for a syndicated financing arrangement that will provide the funding necessary to purchase Bank One's debt and security. The partners in the syndicate are Maple Partners America Inc., Morrison Financial Services Limited and MFI Export Finance Inc. Bank One has agreed to extend the expiration of the Forbearance and Modification Agreement until November 30, 2002 to allow the syndicate to complete the financing arrangement. In addition, Bank One has agreed to accept a $700,000 discount on the payoff of its indebtedness. The Business Development Bank of Canada has also agreed to sell its debt and security to the syndicated group with a discount on the payoff of $300,000.

          On October 4, 2002, our securities were delisted from The Nasdaq SmallCap Market, for failure to comply with the minimum bid price or net tangible assets requirements for continued listing, as set forth in Nasdaq's Marketplace Rule 4310(c)(4). We also failed to meet the initial inclusion requirements under Nasdaq's Marketplace Rule 4310(c)(2)(A) including minimum stockholders' equity of $5 million, market capitalization of $50 million or net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

         On October 16, 2002, we held our Annual General Meeting and Special Meeting of Shareholders where the following resolutions were passed: the election of the Board of Directors including Declan French, Kelly Hankinson, John Dunne, Arthur Marcus and Katherine Seto Evans; the appointment of Schwartz Levitsky Feldman LLP as our independent auditors for the ensuing year; the adoption of our 2002 Stock Option Plan; and, the amendment of our Articles of Incorporation to increase our authorized capital stock from 30,000,000 to 100,000,000.

         On October 15, 2002, we signed a term sheet with Bristol Investment Fund, Ltd. and a syndicate of other investors to issue Senior Secured Convertible Debentures of up to $3,000,000 in multiple tranches. The first tranche of $800,000 will be issued upon signing of a definitive investment agreement and concurrently with the closing of the financing arrangement with Morrison Financial. The funds will be directed to Bank One and certain of our other creditors.

         On October 21, 2002, we entered into a settlement agreement with Michael Carrazza, a former director, in the sum of $330,000 to be paid $50,000 on October 31, 2002 and $17,500 per month thereafter until paid in full, bearing interest at 9% per annum. This settlement was pursuant to a motion for summary judgment filed by Carrazza, which was granted in his favor in the sum of $264,602. In November 1998, we completed the acquisition of certain assets of Southport Consulting Co. from Carrazza, for an aggregate of $250,000 in cash and shares of our common stock. Carrazza instituted an action against us in the Supreme Court of the State of New York, County of New York, Index No. 600553/01, alleging breach of contract and unjust enrichment and seeking at least $250,000 in damages. Specifically, Mr. Carrazza claimed that we failed to deliver cash or stock to Mr. Carrazza under an asset purchase agreement, and that he was entitled to recovery of his attorneys' fees. We filed a counterclaim against Mr. Carrazza, seeking $162,000 in damages, plus punitive damages and attorneys' fees, on the ground that Mr. Carrazza, as then president and sole stockholder of Southport Consulting Co., fraudulently induced us into executing the asset purchase agreement by misrepresenting the value of the assets being purchased.

         On November 1, 2002, we entered into a series of agreements with Thinkpath Training LLC, a New York company, for the purchase of certain assets of our New York training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, Thinkpath Training LLC will assume the New York training staff, some assets and sublet the classroom facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

             The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14 (c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

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



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         We are in breach of the loan covenants governing our credit line facility with Bank One; including a senior debt to EBITDA ratio, debt service coverage ratio, debt to tangible net worth ratio and certain other covenants. At September 30, 2002, we had $4,900,000 outstanding with Bank One.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 16, 2002, we held an Annual General Meeting and Special Meeting of Shareholders at which the shareholders: (i) elected the Board of Directors for the ensuing year; (ii) ratified the appointment of Schwartz, Levitsky, Feldman, llp, as our independent chartered accountants for the ensuing year; (iii) ratified the adoption of our 2002 Stock Option Plan; and, (iv) amended our Articles of Incorporation to increase the authorized number of shares of our common stock from 30,000,000 to 100,000,000 shares.

         (i) The following directors were elected to the Board of Directors and received the votes indicated:

                                           For                         Withheld

         Declan French                      24,416,848                 756,001
         Kelly Hankinson                    24,856,972                 315,877
         John Dunne                         24,957,017                 215,832
         Arthur Marcus                      24,961,092                 211,757
         Katherine Seto Evans               24,955,687                 217,162

         Set forth below is a biographical description of each of our directors elected at our Annual General Meeting and Special Meeting of Shareholders held on October 16, 2002:

         Declan A. French has served as our Chairman of the Board of Directors and Chief Executive Officer since its inception in February 1994. Prior to founding Thinkpath, Mr. French was President and Chief Executive Officer of TEC Partners Ltd., an information technology recruiting firm in Toronto, Canada. Mr. French has a diploma in Psychology and Philosophy from the University of St. Thomas in Rome, Italy.

         Kelly Hankinson has served as our Chief Financial Officer since May 2000, as a member of our Board of Directors since June 2000 and as Secretary and Treasurer since March 2001. Ms. Hankinson served as our Vice President, Finance and Administration and Group Controller from February 1994 to May 2000. Ms. Hankinson has a Masters Degree and a Bachelors Degree from York University.

         John Dunne has served on our Board of Directors since June 1998. Mr. Dunne has served as Chairman and Chief Executive Officer of the Great Atlantic & Pacific Company of Canada, Ltd. since August 1997, where he also served as President and Chief Operating Officer from September 1996 until August 1997. From November 1995 until September 1996, Mr. Dunne was Chairman and Chief Executive Officer of Food Basics Ltd.

         Arthur S. Marcus has served our Board of Directors since April 2000. Mr. Marcus is a partner at the New York law firm of Gersten, Savage, Kaplowitz, Wolf and Marcus, LLP, our United States securities counsel. Mr. Marcus joined Gersten, Savage & Kaplowitz, LLP in 1991 and became a partner in 1996. Mr. Marcus specializes in the practice of United States Securities Law and has been involved in approximately 50 initial public offerings and numerous mergers and acquisitions. Mr. Marcus received a Juris Doctorate from Benjamin N. Cardozo School of Law in 1989.

         Katherine Seto Evans, director nominee, is an independent consultant with extensive and diversified experience in financial management, human resource leadership and organizational administration. From 1974 to 2001, Ms. Evans was a partner at Schwartz, Levitsky, Feldman, llp, our independent auditors. From 2001 to present, Ms. Evans has been an independent consultant to various companies. During this period she has consulted with us and has assisted us with various financial and accounting projects. Ms. Evans became a Certified Public Accountant in 1999 and a Chartered Accountant in 1978. Ms. Evans received a Bachelors Degree in Science from McGill University in 1972.

         (ii) The appointment of Schwartz, Levitsky Feldman, llp, to serve as our independent chartered accountants for the ensuing year was approved by the votes indicated:

             For               Against         Withheld
             25,177,514        199,262         138,975

         (iii) The adoption of our 2002 Stock Option Plan was approved by the votes indicated:

             For               Against         Abstain         Withheld
             11,161,695        1,554,095       107,500         12,681,461

         The 2002 Stock Option Plan will be administered by our Compensation Committee, which will determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price

         The 2002 Stock Option Plan is effective for a period for ten years, expiring in 2012. Options to acquire 6,500,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide the Company with their skills and expertise. The 2002 Stock Option Plan is designed to enable management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the 2002 Stock Option Plan may be exercisable for up to ten years, generally require a minimum three-year vesting period, and shall be at an exercise price all as determined by our Compensation Committee provided that, the exercise price of any options may not be less than the fair market value of the shares of our common stock on the date of the grant. Options are non-transferable, and are exercisable only by the participant (or by his or her guardian or legal representative) during his or her lifetime or by his or her legal representatives following death.

         If: (i) we are not the surviving entity in any merger, consolidation or other reorganization (or survives only as a subsidiary of an entity); (ii) we sell, lease or exchange all or substantially all of our assets to any other person or entity; (iii) we are to be dissolved and liquidated; (iv) any person or entity, including a "group" as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the outstanding shares of our voting stock (based upon voting power); or (v) as a result of or in connection with a contested election of directors, the persons who were directors with us before such election shall cease to constitute a majority of the Board of Directors (each such event is referred to herein as a "Corporate Change"); no later than (a) ten days after the approval by our shareholders of such merger, consolidation, reorganization, sale, lease or exchange of assets or dissolution or such election of directors or (b) 30 days after a change of control of the type described in clause (iv), our Compensation Committee, acting in its sole discretion without the consent or approval of any optionee, shall act to effect 1 or more of the following alternatives, which may vary among individual optionees and which may vary among options held by any individual optionee: (1) accelerate the time at which options then outstanding may be exercised so that such options may be exercised in full for a limited period of time on or before a specified date (before or after such Corporate Change) fixed by our Compensation Committee, after which specified date all unexercised options and all rights of optionees thereunder shall terminate; (2) require the mandatory surrender to us by selected optionees of some or all of the outstanding Options held by such optionees (irrespective of whether such options are then exercisable under the provisions of the 2002 Stock Option Plan) as of a date before or after such Corporate Change, specified by our Compensation Committee, in which event our Compensation Committee shall thereupon cancel such options and we shall pay to each optionee an certain amount of cash per share; (3) make such adjustments to options then outstanding our Compensation Committee deems appropriate to reflect such Corporate Change (provided, however, that they may determine in its sole discretion that no adjustment is necessary to options then outstanding); or (4) provide that the number and class of shares covered by an option theretofore granted shall be adjusted so that such option shall thereafter cover the number and class of shares or other securities or property (including, without limitation, cash) to which the optionee would have been entitled pursuant to the terms of the agreement of merger, consolidation or sale of assets and dissolution if, immediately prior to such merger, consolidation or sale of assets, and dissolution, the optionee had been the holder of record of the number of shares of common stock then covered by such option.

         If a participant ceases affiliation with us by reason of death, permanent disability or retirement at or after age 65, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant 90 days to exercise the option, except for termination for cause, which results in immediate termination of the option.

         Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the 2002 Stock Option Plan, subject to applicable securities regulation.

         The 2002 Stock Option Plan may be terminated or amended at any time by our Board of Directors, except that the number of shares of our common stock reserved for issuance upon the exercise of options granted under the 2002 Stock Option Plan may not be increased without the consent of our shareholders.

       (iv) The amendment of our Articles of Incorporation to increase the authorized number of shares of our common stock from 30,000,000 to 100,000,000 shares.

           For                         Against                  Withheld
           24,473,632                  1,052,269                43,850



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


Dated: November 19, 2002    By: /s/ Declan French       By: /s/ Kelly Hankinson
                            ---------------------       -----------------------
                            Declan French               Kelly L. Hankinson
                            Chief Executive Officer    Chief Financial Officer

I, Declan French, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Thinkpath Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
                                                   /s/ Declan French
                                                   -----------------------
                                                   Declan French
                                                   Chief Executive Officer

I, Kelly Hankinson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Thinkpath Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
                                                   /s/ Kelly Hankinson
                                                   -----------------------
                                                   Kelly Hankinson
                                                   Chief Financial Officer