Form 10-K
period 2002-12-31
THINKPATH INC
filed 2003-04-15
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                        COMMISSION FILE NUMBER 001-14813

                                 THINKPATH INC.
                ------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               ONTARIO, CANADA                          52-209027
       -----------------------------------          -----------------
      (JURISDICTION OF INCORPORATION)      (I.R.S. EMPLOYER IDENTIFICATION NO.)

        55 UNIVERSITY AVENUE, SUITE 400, TORONTO, ONTARIO, CANADA M5J 2H7
              --------------------------------------------- -------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K. YES X        NO ___

THE ISSUER'S REVENUES FOR THE MOST RECENT FISCAL YEAR WERE $25,064,074.

THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING STOCK HELD BY NON-AFFILIATES BASED UPON THE LAST SALE PRICE ON APRIL 11, 2003 WAS APPROXIMATELY $1,023,126.

AS OF APRIL 11, 2003 THERE WERE 143,551,288 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE,ISSUED AND OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                 THINKPATH INC.
                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS




                                     PART I




Item 1.  Description of Business.............................................
Item 2.  Description of Property ............................................
Item 3.  Legal Proceedings.................. ................................
Item 4.  Submission of Matters to a Vote of Security Holders.................

                            PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
           Matters...........................................................
Item 6.  Selected Financial Data ............................................
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................
Item 7A. Quantitative and Qualitative Disclosures about Market Risk..........
Item 8.  Financial Statements.......................................  F-1 - F-38
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures.............................................


                           PART III


Item 10. Directors and Executive Officers of the Registrant; Compliance
           with Section 16(a) ...............................................
Item 11. Executive Compensation........................................ .....
Item 12. Security Ownership of Certain Beneficial Owners and Management......
Item 13. Certain Relationships and Related Transactions......................
Item 14. Controls and Procedures.............................................
Item 15. Exhibits, List and Reports on Form 8-K..............................

Signatures...................................................................

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


                               EXCHANGE RATE DATA


        Thinkpath maintains its books of account in Canadian dollars, but has provided the financial data in this Form 10-K in United States dollars and on the basis of generally accepted accounting principles as applied in the United States, and Thinkpath's audit has been conducted in accordance with generally accepted auditing standards in the United States. All references to dollar amounts in this Form 10-K, unless otherwise indicated, are to United States dollars.

        The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 11, 2003, the exchange rate was Cdn$0.6880 per US$1.00.




Year ended December 31,             1997         1998       1999      2000      2001       2002
                                    ----         ----       ----      ----      ----       ----

Rate at end of period              $0.6991   $0.6532    $0.6929    $0.6676    $0.62870   $0.63440
Average rate during period          0.7223    0.6745     0.6730     0.6739     0.64612    0.63724
High                                0.6945    0.7061     0.6929     0.6983     0.67140    0.66560
Low                                 0.7749    0.6376     0.6582     0.6397     0.62270    0.61750


PART I

ITEM 1.    DESCRIPTION OF BUSINESS


Unless otherwise indicated, all reference to "Thinkpath", "us", "our" and "we" refer to Thinkpath Inc. and its wholly-owned subsidiaries: Systemsearch Consulting Services Inc., an Ontario corporation, International Career Specialists Ltd., an Ontario corporation, Thinkpath Inc. (formerly Cad Cam, Inc.), an Ohio corporation, Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.), an Ohio corporation, Thinkpath Michigan Inc. (formerly Cad Cam Michigan Inc.), a Michigan corporation, Thinkpath Training Inc. (formerly ObjectArts Inc.), an Ontario corporation, Thinkpath Training US Inc. (formerly ObjectArts US Inc.), a New York corporation, MicroTech Professionals Inc., a Massachusetts corporation, and TidalBeach Inc., an Ontario corporation.


OVERVIEW

Thinkpath provides technological solutions and services in engineering knowledge management including design, drafting, technical publishing, e-learning and staffing. Our customers include Department of Defense ("DOD") contractors, aerospace, automotive and financial services companies, Canadian and American governmental entities and large multinational companies, including Lockheed Martin, General Dynamics, General Electric, General Motors, Ford Motors, CIBC and EDS Canada.

We were incorporated under the laws of the Province of Ontario, Canada in 1994.

Our principal executive offices are located at 55 University Avenue, Suite 400, Toronto, Ontario, Canada, M5J 2H7, telephone number (416) 364-8800 and our website is www.thinkpath.com.


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

We maintain a complete staff of technical publication personnel consisting of highly skilled engineers and drafters. As a result, we can draw heavily upon our engineering resources to handle every step of the documentation process, including researching, writing, editing, illustration, printing and distribution. We have also made a substantial investment into high-end engineering software tools in order to fully use existing engineering data in developing new material. We believe this gives us an advantage over competitors because it reduces the time needed not only to generate illustrations, but also the amount of customer support time required in developing new documentation.

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

Our technical publication library includes hundreds of documents written to meet a variety of military, industrial, and individual corporate specifications. We practice the MIL-SPEC (Military Specifications guidelines) rules for graphics, the ATA(American Transportation Association) rules for content, as well as the AICC*(Aviation Industry Computer Based Training Committee) rules for format and interchangeability. We also produce CE (Communaute Europeenne) compliant documentation for CE and compliant machinery.

DESIGN ENGINEERING

Our engineering and design services cover every facet of a project from concept to SLA prototyping to a complete turnkey package that delivers a finished, operating system. Our engineers handle the drafting, the detailing and the parametric modeling. We have experienced engineers on staff as well as a pool of skilled consultants whom we can call on to provide internal design services.

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

TRAINING

We provide technical and e-learning training in Catia, ProEngineer and Unigraphics products.

Our focus going forward will be on the engineering services group and the training derived from those services. Some of engineering products we train on include:

- Archibus;
- AutoCAD;
- AutoCAD LT;
- AutoDesk Mechanical Desktop;
- CADPLUS;
- Computer Aided Facilities Management (CAFM);
- MicroStation;
- SDRC;
- Solid Edge;
- Solid Works;
- ProENGINEER; and
- Unigraphics.

We have developed and delivered custom engineering courses on engines, presses, weaponry and various equipment and machinery to General Electric, J&L, Caterpillar, Kellogg, DOW Brands, Heidelberg, and many others. In addition, we have developed e-learning programs that teach engineering design software usage, machine operation, aircraft jet engine repairs, CIM programs that register students and monitor their progress and accomplishments, pretests, in-process testing and final exams.

CUSTOMERS

Our customers are large and high-growth corporations from a wide variety of industries across North America, including Fortune 500 companies as well as other high-profile companies. We believe that our customer base provides credibility when pursuing other customers.

The following is a partial listing of our customers:

Hill-Rom Company
Lockheed Martin
General Dynamics
General Electric
General Motors
Bank of Montreal
Cummins Engine
FUJITSU Group
ESI Fiscal
Ford Motor Co.

COMPETITION

The information technology staffing industry is highly competitive, fragmented and characterized by low barriers to entry. We compete for potential customers with other providers of information technology staffing services, systems integrators, internet-based recruitment management systems, computer consultants, employment listing services and temporary personnel agencies. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and human resources, greater name recognition and a larger base of information technology professionals and customers than we do, all of which may provide these competitors with a competitive advantage. In addition, many of these competitors, including numerous smaller privately held companies, may be able to respond more quickly to customer requirements and to devote greater resources to the marketing of services than we are. Because there are relatively low barriers to entry, we expect that competition will increase in the future.

The engineering services, technical publishing and e-learning industry are also very competitive but have much higher barriers to entry due to high capital costs for tools and equipment and the specialized skills and knowledge required.

Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, prospects, financial condition and results of operations. Further, we cannot assure you that we will be able to compete successfully against current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that the principal factors relevant to competition in the information technology, staffing and engineering services industry are the recruitment and retention of highly qualified information technology and engineering professionals, rapid and accurate response to customer requirements and, to a lesser extent, price.

BUSINESS STRATEGY

We plan to exploit our track record in engineering services by offering a unique blend of design engineering, technical publishing and customized e-learning courseware. In early 2002, we began to focus our marketing efforts on the defense, aerospace and automotive industries and it is here that we expect our opportunity to generate significant growth in 2003 is most likely. By combining design engineering and technical publishing we believe we have become experts experienced in content management and thus are positioned to deliver high margin customized e-learning products. Engineering services offer higher margins and growth as well as more predictability and stability than the IT services arena does. Although our focus will be on growing the engineering services division, we plan to maintain our current level of activity in IT services without investing further capital.

Our business objective is to increase our gross revenue and improve our gross margins by replacing fixed priced projects with time and materials based contracts. We intend to increase our market share through the addition of engineering sales staff and through the marketing and promotion support services of outside consultants. The primary components of our strategy to achieve this objective are as follows:

- Expand our DOD contractor customer base;
- Grow our aerospace and automotive customer base; and
- Further penetrate existing customer base, including Fortune 500 companies.

We have established an extensive technology strategy and infrastructure that we believe provides us with a competitive advantage over less technologically advanced competitors. The primary components of this strategy and infrastructure are described below.

BACK OFFICE INFRASTRUCTURE

We have invested heavily in the creation and support of an integrated technological infrastructure that links all offices and employees and promotes uniformity in certain functions. Our accounting program provides for real-time financial reporting across dispersed branch offices. Our intranet and recruitment management software application, Njoyn, provides each of our employees with access to the tools and information that help them to be successful and productive. This infrastructure allows us to integrate our acquisitions more easily and cost-effectively than would otherwise be possible.

MARKETING AND PROMOTION

Our marketing and brand strategy is to position us as experts of content in engineering knowledge management. As a provider of engineering services, we will emphasize our flexible service options, the depth of our expertise, and the global delivery capabilities of our North American offices.

We believe this positioning will be achieved through a variety of means, including:

- Strong and easy-to-access sales and marketing support at the branch level;
- Investment in awareness and branding campaigns; and,
- Exploration and establishment of various business partnerships and alliances.


COLLATERAL AND SALES SUPPORT

A major marketing and promotion program is underway to update our collateral material and Web sites to more accurately reflect our renewed focus on engineering services.

TARGET MARKETS

Our target customers are Department of Defense contractors, and aerospace and automotive corporations located primarily in the South Eastern states and Great Lake regions of North America.


EMPLOYEES AND CONSULTANTS

EMPLOYEES

Our staff as of April 11, 2003, consists of 46 full-time employees, including 30 sales personnel and 16 administrative and technical employees. Our staff at December 31, 2002 consisted of 46 full-time employees, including 32 sales personnel and 16 administrative and technical employees. Our staff at December 31, 2001 consisted of 98 full-time employees, including 46 sales personnel and 52 administrative and technical employees. We are not party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees.

CONSULTANTS

We enter into consulting agreements with information technology and engineering professionals at hourly rates based on each individual's technical skills and experience. As of April 11, 2003, approximately 205 professionals were performing services for our customers. At December 31, 2002 there were 225 professionals placed by us, performing services for our customers. At December 31, 2001 there were 309 professionals placed by us, performing services for our customers.

RECENT EVENTS

On January 24, 2003, we held a Special Meeting of Shareholders at which a resolution amending our Articles of Incorporation to increase our authorized capital stock from 100,000,000 to 800,000,000 was approved.

On January 28, 2003, we registered an aggregate of 12,427,535 shares of common stock, no par value per share, issued to Declan A. French, our Chief Executive Officer, pursuant to an amendment to his employment agreement.

On February 7, 2003, we entered into a consulting agreement with Rainery Barba who shall perform legal and advisory services for a period of one year. In consideration for such services we registered 4,000,000 shares of our common stock, no par value per share.

On February 7, 2003, we entered into a consulting agreement with Dailyfinancial.com Inc. which shall perform corporate consulting services in connection with mergers and acquisitions, corporate finance and other financial services. In consideration for such services we issued 4,200,000 shares of our common stock, no par value per share.

Subsequent to December 31, 2002, we closed an additional $1,100,000 in convertible debentures and warrants. The funds were used for various debt settlements and critical payables. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $1,100,000 worth of our common stock at the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of 7 years from the original purchase date at a purchase price of $.0175 per share. We are required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

The proceeds received were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital was credited by the value of the warrants in the amount of $517,448. The value of the beneficial conversion feature was determined to be $623,313. As of April 11, 2003, the beneficial conversion was recalculated as the conversion price from time of issuance had declined. An amount of $6,517,670 will be reflected in the first quarter.

As of April 11, 2003, we have issued 43,958,652 shares of our common stock to the convertible debenture holders upon the conversion of $285,400 of debentures and accrued interest.

ITEM 2.  DESCRIPTION OF PROPERTY

         We maintain our headquarters in 6,462 square foot offices located at 55 University Avenue, Suite 400 in Toronto, Ontario, Canada. We have leased such facility for a term of ten years terminating in December 2007. We pay annual base rent of $290,000. We lease additional offices at the following locations:

Location                Square Feet     Lease Expiration          Current Rent
                                                                   Per Annum
--------               -------------   -------------------    ------------------

Cincinnati, Ohio           3,820            05/31/05               $53,289
Columbus, Ohio             1,600            01/31/05               $27,000
Dayton, Ohio               6,421            12/31/05               $89,894
Detroit, Michigan         15,328            08/31/05              $168,025
Toronto, Ontario           6,462            12/31/10              $223,826


The lease commitments do not include two operating leases for premises that we currently sub lease to the purchasers of the Canadian and United States training divisions. If the purchasers were to default on payment or abandon the premises, we would be liable for annual payments of $282,096 expiring August 31, 2006 and $150,534 expiring September 30, 2010.

The lease commitments also do not include two operating leases for premises located in the United States that were closed in the fourth quarter of 2002. We have not made any payments on these leases since the premises were abandoned. We do not intend to make any further payments on these leases and the lessors have not tried to enforce payment. However, we may be liable for a lease balance of $44,597 which expires November 30, 2004 and $103,686 which expires September 30, 2005.



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

AT&T Corp. instituted an action against us in the United States District Court for the Southern District of New York, No. 02 CV 3132, alleging that we breached an agreement to pay AT&T certain monies in exchange for Internet and web hosting services purportedly performed by AT&T. AT&T is seeking $153,669.36 in damages, plus interest and reasonable attorneys' fees. We have answered the complaint and vigorously dispute AT&T Corp.'s allegations. Discovery has not yet begun, and we are endeavoring to resolve this matter without further litigation. Should settlement discussions fail, we intend to defend this action vigorously.


We are not party to any other material litigation, pending or otherwise.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 16, 2002, we held our Annual Meeting of Shareholders at which the shareholders were invited to consider and vote upon proposals to: (i) elect the members of our board of directors for the ensuing year; (ii) ratify the appointment of Schwartz, Levitsky, Feldman, llp, as our independent chartered accountants for the ensuing year; (iii) ratify the adoption of our 2002 Stock Option Plan; (iv) vote upon the proposal to amend our Articles of Incorporation to increase the authorized number of the shares of our common stock from 30,000,000 to 100,000,000; and, (v) transact such other business as may properly come before the Meeting and any continuations and adjournments thereof.

(i) The following directors were elected to our board of directors and received the votes indicated:

                                  For            Against          Withheld

Declan A. French               24,416,848            -             756,001
Kelly Hankinson                24,856,972            -             315,877
John Dunne                     24,957,017            -             215,832
Arthur S. Marcus               24,961,092            -             211,757
Katherine Seto Evans           24,955,687            -             217,162

     Set forth below is a biographical description of each of our directors elected:

      Declan A. French has served as our Chairman of our board of directors and Chief Executive Officer since our inception in February 1994. Prior to founding Thinkpath, Mr. French was President and Chief Executive Officer of TEC Partners Ltd., an information technology recruiting firm in Toronto, Canada. Mr. French has a diploma in Psychology and Philosophy from the University of St. Thomas in Rome, Italy.

      Kelly Hankinson has served as our Chief Financial Officer since May 2000, as a member of its Board of Directors from June 2000 until February 14, 2003 and as Secretary and Treasurer since March 2001. Ms. Hankinson served as our Vice President, Finance and Administration and Group Controller from February 1994 to May 2000. Ms. Hankinson has a Masters Degree and a Bachelors Degree from York University. Ms. Hankinson resigned from the Board of Directors on February 14, 2003.

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

      Arthur S. Marcus has served on our board of directors since April 2000. Mr. Marcus is a partner at the New York law firm of Gersten, Savage, Kaplowitz, Wolf and Marcus, LLP, our United States securities counsel. Mr. Marcus joined Gersten, Savage & Kaplowitz, LLP in 1991 and became a partner in 1996. Mr. Marcus practices United States Securities Law and has been involved in approximately 50 initial public offerings and numerous mergers and acquisitions. Mr. Marcus received a Juris Doctorate from Benjamin N. Cardozo School of Law in 1989.

      Katherine Seto Evans is an independent consultant with extensive and diversified experience in financial management, human resource leadership and organizational administration. From 1974 to 2001, Ms. Evans was a partner at Schwartz, Levitsky, Feldman, llp, our independent auditors. From 2001 to present, Ms. Evans has been an independent consultant to various companies. During this period she has consulted with us and has assisted us with various financial and accounting projects. Ms. Evans became a Certified Public Accountant in1999 and a Chartered Accountant in 1978. Ms. Evans received a Bachelors Degree in Science from McGill University in 1972. Ms. Evans served on the Board of Directors from October 16, 2002 until her resignation on February 14, 2003.

(ii) The appointment of Schwartz, Levitsky Feldman, llp, to serve as our independent chartered accountants for the ensuing year was approved by the votes indicated:

For:          25,177,514
Against:         199,262
Withheld:        138,975
Non-votes:             0

(iii) The adoption of our Stock Option Plan was approved by the votes indicated:

For:          11,161,695
Against:       1,554,095
Withheld:     12,681,461
Non-votes:             0

The 2002 Stock Option Plan

         The 2002 Stock Option Plan will be administered by our Compensation Committee, which will determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price

                  The 2002 Stock Option Plan is effective for a period for ten years, expiring in 2012. Options to acquire 6,500,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. The 2002 Stock Option Plan is designed to enable management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the 2002 Stock Option Plan may be exercisable for up to ten years, generally require a minimum three-year vesting period, and shall be at an exercise price all as determined by the our Compensation Committee provided that, the exercise price of any options may not be less than the fair market value of the shares of our common stock on the date of the grant. Options are non-transferable, and are exercisable only by the participant (or by his or her guardian or legal representative) during his or her lifetime or by his or her legal representatives following death.

         If: (i) we are not the surviving entity in any merger, consolidation or other reorganization (or survives only as a subsidiary of an entity); (ii) we sell, lease or exchange all or substantially all of our assets to any other person or entity; (iii) we are dissolved and liquidated; (iv) any person or entity, including a "group" as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of our outstanding shares (based upon voting power); or (v) as a result of or in connection with a contested election of directors, the persons who were directors before such election shall cease to constitute a majority of the Board of Directors (each such event is referred to herein as a "Corporate Change"); no later than (a) ten days after the approval by our shareholders of such merger, consolidation, reorganization, sale, lease or exchange of assets or dissolution or such election of directors or (b) 30 days after a change of control of the type described in clause (iv), our Compensation Committee, acting in its sole discretion without the consent or approval of any optionee, shall act to effect 1 or more of the following alternatives, which may vary among individual optionees and which may vary among options held by any individual optionee: (1) accelerate the time at which options then outstanding may be exercised so that such options may be exercised in full for a limited period of time on or before a specified date (before or after such Corporate Change) fixed by our Compensation Committee, after which specified date all unexercised options and all rights of optionees thereunder shall terminate; (2) require the mandatory surrender to us by selected optionees of some or all of the outstanding Options held by such optionees (irrespective of whether such options are then exercisable under the provisions of the 2002 Stock Option Plan) as of a date before or after such Corporate Change, specified by our Compensation Committee, in which event our Compensation Committee shall thereupon cancel such options and the we shall pay to each optionee an certain amount of cash per share; (3) make such adjustments to options then outstanding as our Compensation Committee deems appropriate to reflect such Corporate Change (provided, however, that our Compensation Committee may determine in its sole discretion that no adjustment is necessary to options then outstanding); or (4) provide that the number and class of shares covered by an option theretofore granted shall be adjusted so that such option shall thereafter cover the number and class of shares or other securities or property (including, without limitation, cash) to which the optionee would have been entitled pursuant to the terms of the agreement of merger, consolidation or sale of assets and dissolution if, immediately prior to such merger, consolidation or sale of assets, and dissolution, the optionee had been the holder of record of the number of shares of common stock then covered by such option.

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

iv) the amendment of our Articles of Incorporation to increase the authorized number of the shares of our common stock from 30,000,000 to 100,000,000

For:          24,473,632
Against:       1,052,269
Withheld:         43,850
Non-votes:             0

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock began trading on the Nasdaq SmallCap Market on June 8, 1999, when we completed our initial public offering. Our common stock is listed on the Over-the-Counter Bulletin Board (OTC:BB) under the symbol "THTH-F". As of April 11, 2003, we had 143,551,288 shares of common stock outstanding. The following table sets forth the high and low sale prices for our common stock as reported on the OTC:BB.


Fiscal 2001                                          High           Low
-----------                                          ----           ---

First Quarter                                      $1.688          $0.563
Second Quarter                                      $0.57           $0.30
Third Quarter                                       $0.63           $0.25
Fourth Quarter                                      $0.37           $0.13

Fiscal 2002
First Quarter                                       $0.24           $0.14
Second Quarter                                      $0.24           $0.10
Third Quarter                                       $0.14           $0.08
Fourth Quarter                                      $0.09           $0.04

Fiscal 2003
First Quarter                                       $0.05          $0.007
Second Quarter (through to April 11, 2003)         0.0095          0.0071


         As of April 11, 2003, we had 100 holders of record and approximately 1,756 beneficial shareholders.

         On April 11, 2003, the last sale price of our common stock as reported on the OTC:BB was $0.0071.

                                 DIVIDEND POLICY

         We have never paid or declared dividends on our common stock. The payment of cash dividends, if any, in the future is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors. We intend to retain future earnings for use in our business.

ITEM 6. SELECTED FINANCIAL DATA



Selected Income Statement Data

For the years ended,                                        2002                 2001                 2000
                                                            ----                 ----                 ----

Revenue                                                 25,064,674           33,183,661           35,736,076

Operating loss from continuing operations               (3,465,954)          (6,710,650)          (7,354,288)

Net loss from continuing operations                     (8,004,164)          (8,559,402)          (7,040,644)

Loss from discontinued operations                         (142,488)          (1,124,040)          (1,357,673)

Preferred stock dividends                                  100,387              728,740            3,646,595

Net loss                                                (8,247,039)         (10,412,182)         (12,044,912)
                                                      =============      ===============      ===============

Weighted average number of common stock
  outstanding basic and fully diluted                   29,000,252           14,943,306            5,296,442
                                                      =============      ===============      ==============

Loss from continuing operations per weighted
  average common stock before preferred
  dividends basic and fully diluted                          (0.28)               (0.57)               (1.33)
                                                      =============      ===============      ===============

Loss from continuing operations per weighted
  average common stock after preferred
  dividends basic and fully diluted                          (0.28)               (0.62)               (2.02)
                                                      =============      ===============      ===============

Selected Balance Sheet Data
                                                            2002                 2000                 2001
                                                            ----                 ----                 ----

Current Assets                                           2,974,524            6,801,561            8,646,035
Current Liabilities                                      6,692,642           10,155,923           11,733,166
Working Capital                                         (3,718,118)          (3,354,362)          (3,087,131)
Total Assets                                             8,787,531           17,174,978           25,685,940
Long-term debt and notes payable, net
  of current portion                                       771,459            2,922,432            2,401,980

Stockholders' equity                                     1,323,430            3,246,946           10,799,006


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the selected historical financial data, financial statements and notes thereto and our other historical financial information contained elsewhere in this Annual Report on Form 10-K. The statements contained in this Annual Report on Form 10-K that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of and Section 21E of the Exchange Act, including statements regarding our expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statement. It is important to note that our actual results could differ materially from those in such forward-looking statements.


Overview

         We are a global provider of technological solutions and services in engineering knowledge management including design, drafting, technical publishing, e-learning and staffing. Our customers include DOD contractors, aerospace, automotive and financial services companies, Canadian and American governmental entities and large multinational companies, including Lockheed Martin, General Dynamics, General Electric, General Motors, Ford Motors, and Hill-Rom Company.

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

         At December 31, 2002, all of our investments in non-related companies totaling $45,669 were accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

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

         Effective March 8, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the (eight employees) staff in our technology division and is contracting the services of our Chief Information Officer for a period of six months from March 8, 2002. As a result of the sale to Cognicase, we will not have future revenues from Njoyn and the operations have been reported as discontinued.

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

         Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This statement requires us to evaluate the carrying value of goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in write downs that could adversely affect our earnings.

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

         During the fourth quarter, the IT recruitment unit experienced further decline, indicating impairment. The fair value of the unit was estimated using the expected present value of future cash flows. At December 31, 2002, a further goodwill impairment loss of $87,489 was recognized.

          The Technical Publications and Engineering unit was tested for impairment in the fourth quarter, as operating profits, cash flows and forecasts were lower than expected. At December 31, 2002, a goodwill impairment loss of $1,234,962 was recognized. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

           On an ongoing basis, absent any impairment indicators, we expect to perform a goodwill impairment test as of the end of the third quarter during the fourth quarter of each year.

           Had the standard been in effect for the year ended December 31, 2001, our net loss would decrease by $454,908 from a loss of $8,559,402 to a loss of $8,104,494 and our net loss per share would decrease by $0.03 from a net loss per share of $0.57 to a net loss per share of $0.54. Had the standard been in effect for the year ended December 31, 2000, our net loss would decrease by $319,879 from a loss of $7,040,644 to a loss of $6,720,765 and our net loss per share would decrease by $0.06 from a net loss per share of $1.32 to a net loss per share of $1.26.

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

The Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenue

         For the year ended December 31, 2002, we derived 50% of our revenue in the United States compared to 56% for the year ended December 31, 2001. The decrease in the total revenue derived from the United States is a result of the increase in IT recruitment sales in Canada and the decrease in engineering and IT documentation sales in the United States.

         For the year ended December 31, 2002, our primary source of revenue was IT recruitment, representing 51% of total revenue which is consistent with the year ended December 31, 2001. Recruitment revenue for the year ended December 31, 2002 decreased by $3,970,000 or 24% to $12,830,000 compared to $16,800,000 for the year ended December 31, 2001. The decrease in recruitment revenue is a result of cutbacks and reduced hiring in the telecommunications, network and financial services industries.

         In April 2002, we closed one of our IT recruitment offices, Systemsearch Consulting Services Inc., and transferred the existing contracts to our Toronto head office. As a result of the closing, eight of employees were terminated. The prior owner of Systemsearch, John Wilson, was also terminated. Mr. Wilson is subletting the space from us in consideration of certain assets including furniture and equipment.

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

         For the year ended December 31, 2002, 43% of our revenue came from engineering services including technical publications, engineering design and e-learning compared to 39% for the year ended December 31, 2001. Revenue from engineering services for the year ended December 31, 2002 decreased by $2,220,000 or 17% to $10,740,000 compared to $12,960,000 for the year ended
December 31, 2001`. The decrease in engineering sales is a result of the reduction of the sales force for this division.

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

         For the year ended December 31, 2002, information technology documentation services represented approximately 6% of our revenue compared to 10% for the year ended December 31, 2001. Revenue from information technology documentation services for the year ended December 31, 2002 decreased by $1,930,000 or 56% to $1,490,000 compared to $3,420,000 for the year ended
December 31, 2001.

         The substantial decrease in revenue from information technology documentation services is primarily due to the loss of sales personnel and the general economic slowdown in this industry. This division offers a very specialized service, and relied on several key customers in a very localized market. Many of these customers have either cancelled projects or have put a number of their projects on hold. In response to these conditions, we reduced terminated the staff in this division and transferred the existing contracts to another office. The staff terminations in this division represent approximately $400,000 in annual savings.

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


Gross Profit

         Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of contract recruitment include contractor fees and benefits. Gross profit for IT recruitment services for the year ended December 31, 2002 declined to 14% from 25% for the year ended December 31, 2001. The decline in gross profit is a result of our focus on contract sales and our preferred vendor status with large clients for information technology contract recruitment services. It is often necessary to lower billing rates and markups to be successful in the bid process. One client, with an average gross profit margin of 12% represented 67% of the total revenue for the recruitment division and 34% of the company's total revenues for the year ended December 31, 2002. Revenue from permanent placements has declined considerably from last year, which has also contributed to the decline in gross profit in this division.

         The direct costs of technical publications and engineering services include wages, benefits, software training and project expenses. The average gross profit for the engineering division was 32% for the year ended December 31, 2002 compared to 30% for the year ended December 31, 2001. The increase in gross profit for technical publications and engineering services is a result of the increase in higher margin contracts in technical publications and e-learning compared to the traditional engineering services. In addition, we are engaging in more time-and-materials based contracts versus fixed cost which prevents against project and costs overruns.

         The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the information technology division for the year ended December 31, 2002 was 25% compared to 38% for the year ended December 31, 2001. The decline in gross profit in the current period is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.


The Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenue

         For the year ended December 31, 2001, we derived 56% of our revenue in the United States compared to 70% for the year ended December 31, 2000. The decrease in the total revenue derived from the United States is a result of the increase in IT recruitment sales in Canada and the decrease in engineering and IT documentation sales in the United States.

         For the year ended December 31, 2001, our primary source of revenue was recruitment, representing 51% of total revenue compared to 37% for the year ended December 31, 2000. Recruitment revenue for the year ended December 31, 2001 increased $3,460,000 or 26% to $16,800,000 compared to $13,340,000 for the year ended December 31, 2000. The increase in revenue from recruitment is a result of the added revenues associated with certain preferred vendor agreements we secured in 2001. We are now a preferred vendor to AT&T, CIBC, EDS Canada Inc., Fidelity, and the Management Board Secretariat of the Ontario Government.

         For the year ended December 31, 2001, 39% of our revenue came from engineering services including technical publications, engineering design and e-learning compared to 45% for the year ended December 31, 2000. Revenue from engineering services for the year ended December 31, 2001 decreased $3,210,000 or 20% to $12,960,000 compared to $16,170,000 for the year ended December 31, 2000. Although the majority of our revenue came from IT Recruitment in 2001, our focus was on strengthening the engineering services division. In particular, we focused on expanding into the defense, aerospace and automotive industries and leveraging off existing engineering customers to secure new higher margin technical publication and e-learning business.

          During the year 2001, we terminated seven employees of this division, representing $390,000 in annual expenses. In addition, we closed our Atlanta office, representing $80,000 in annual rent expense. Revenues from the Atlanta office were $1,345,000 for 2001 and $1,800,000 for 2000. We successfully transitioned the sales contracts to more effective engineering offices, and therefore do not anticipate a material decline in revenue as a result of closure.

         For the year ended December 31, 2001, information technology documentation services represented approximately 10% of our revenue compared to 17% for the year ended December 31, 2000. Revenue from information technology documentation services for the year ended December 31, 2001 decreased $2,800,000 or 45% to $3,420,000 compared to $6,220,000 for the year ended December 31, 2000.

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



Gross Profit

         Gross profit for information technology recruitment services for the year ended December 31, 2001 declined to 25% from 51% for the year ended December 31, 2000. The decline in gross profit is a result of becoming a preferred vendor for information technology contract recruitment services and the resulting lower margins. In addition, revenue from permanent placements had declined significantly from 2000, and contributed to the decline in gross profit. As we do not attribute any direct costs to permanent placement services, the gross profit on such services is 100% of revenue.

         The average gross profit for the engineering division was 30% for the year ended December 31, 2001 which is consistent with the year ended December 31, 2000

        The average gross profit for the IT documentation division for the year ended December 31, 2001 was 38% compared to 44% for the year ended December 31, 2000. The decline in gross profit for 2001 is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.

Results of Operations

The Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

         Revenue. Revenue for the year ended December 31, 2002 decreased by $8,120,000 or 24%, to $25,060,000, as compared to $33,180,000 for the year ended
December 31, 2001. The decrease is primarily attributable to the decline in revenues from each division including 24% for IT recruitment, 17% for technical publications and engineering, and 56% for IT documentation.

         Cost of Sales. The cost of sales for the year ended December 31, 2002 decreased by $4,330,000, or 18%, to $19,460,000, as compared to $23,790,000 for the year ended December 31, 2001. The cost of sales as a percentage of revenue increased to 78% compared to 72% for the year ended December 31, 2001. The increase in cost as a percentage of sales corresponds with the increase in lower margin IT recruitment sales.

         Gross Profit. Gross profit for the year ended December 31, 2002 decreased by $3,800,000, or 40%, to $5,600,000 compared to $9,400,000 for the year ended December 31, 2001. This decrease was attributable to the overall decrease in revenue and the increase in cost of sales during the year ended December 31, 2002. As a percentage of revenue, gross profit decreased from 28% for the year ended December 31, 2001 to 22% for the year ended December 31, 2002. This decrease in gross profit is a direct result of the increase in direct costs associated with IT recruitment sales.

         Expenses. Expenses for the year ended December 31, 2002 decreased by $7,040,000, or 44%, to $9,070,000 compared to $16,110,000 for the year ended
December 31, 2001.

         Administrative expenses decreased by $790,000 or 15% to $4,530,000 for the year ended December 31, 2002 compared to $5,320,000 for the year ended December 31, 2001. General administrative expenses including salaries and rent have decreased significantly over last year as a result of restructuring and general cost cutting. Included in administrative expenses are the costs of $980,000 of shares of our common stock issued to various consultants for corporate and debt restructuring services rendered during 2002.

         Selling expenses for the year ended December 31, 2002 decreased by $2,040,000, or 41%, to $2,980,000 from $5,020,000 for the year ended December
31, 2001. This decrease is attributable to the considerable downsizing in sales staff and the decrease in commissions, as a result of the reduction in sales. In addition, in 2002 we eliminated certain advertising and promotional expenses.

         For the year ended December 31, 2002, financing expenses increased 79% to $1,200,000 from $670,000 for the year ended December 31, 2001. This increase is attributable to the expensing of approximately $770,000 for cash, shares and warrants issued to Tazbaz Holdings in consideration of a loan agreement whereby Tazbaz securitized our overdraft position with Bank One in the amount of $650,000.

        For the year ended December 31, 2002, depreciation and amortization expenses decreased by $700,000, or 35%, to $1,290,000 from $1,990,000 for the year ended December 31, 2001. This decrease is primarily attributable to our adoption of Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under these statements, we are no longer required to amortize goodwill. Amortization of goodwill for the year ended December 31, 2001 amounted to $450,000.

         During 2002, we assessed the financial impact SFAS No. 141 and No. 142 will have on our consolidated Financial Statements and recorded a goodwill impairment of $1,380,259 as required based on our evaluation of carrying value and projected cash flows. In accordance with SFAS 121, we recorded a write down of goodwill of $3,001,291 in 2001.

         For the year ended December 31, 2002, there were no restructuring charges related to the termination of personnel and the closure of non-productive branch offices. For the year ended December 31, 2001, our restructuring charges were $120,000 related to the closure of our London training office and termination of personnel.

          0perating Loss from Continuing Operations. For the year ended December 31, 2002, losses from continuing operations decreased by $3,240,000 or 48% to a loss of $3,470,000 as compared to a loss of $6,710,000 for the year ended December 31, 2001. This decrease is largely attributable to the recognition of debt forgiveness of approximately $2,310,000 related to discounts received on the repayment of our line of credit with Bank One for a net discount of $935,000; repayment of long-term debt to the Business Development Bank of Canada for a net discount of $300,000; and, debt forgiveness of on the restructuring of our notes payable totaling $1,075,000.

         Loss on investments. During the year ended December 31, 2002, we wrote down our investment in Conexys by $667,510. During the year ended December 31, 2001, we wrote down our investments in Tillyard Management, SCM Dialtone, and Lifelogix of $130,242, $75,000 and $121,947 respectively.


         Interest Charges. For the year ended December 31, 2002, interest charges increased by $3,070,000, or 341%, to $3,970,000 from $900,000 for the year ended December 31, 2001. This increase is largely attributable to the interest expense on the beneficial conversion feature of on the convertible debentures issued in December 2002, in the amount of $2,900,000.

         Loss from Continuing Operations before Income Tax. Loss from continuing operations before income tax for the year ended December 31, 2002 increased by $60,000 or 1% to a loss of $8,000,000 as compared to a loss of $7,940,000 for the year ended December 31, 2001.

         Income Taxes. Income tax expense for the year ended December 31, 2002 decreased by $616,000 or 99% to $4,000 compared to an expense of $620,000 for the year ended December 31, 2001. The expense in 2001 was a write down of the deferred income tax asset.

         Income (Loss) from Continuing Operations. Loss from continuing operations for the year ended December 31, 2002 decreased by $560,000, or 6%, to a loss of $8,000,000 compared to a loss of $8,560,000 for the year ended December 31, 2001.

         Income (Loss) from Discontinued Operations. Operations of the technology and training divisions for the years ended December 31, 2002 and 2001 have been reported as discontinued.

          Effective March 8, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. Net proceeds after broker fees were $1,320,000 of which we received $800,000 in cash and $550,000 worth of unrestricted common shares on closing. The shares were sold on March 11, 2002 for value of $524,673. As part of the transaction, Cognicase assumed all of the staff in our technology division, including the employees of TidalBeach Inc. We will not have future revenues from either the Njoyn or Secondwave products.

         Technology revenue for the year ended December 31, 2002 was $59,000 and $555,000 in 2001. The operating loss from the technology division for the year ended December 31, 2002 was $164,000 and $732,000 in 2001. On disposal, Njoyn had approximately $950,000 in assets consisting primarily of deferred development charges and approximately $30,000 in liabilities consisting primarily of capital lease obligations. The gain on disposal of $400,229 has been reflected in the loss from discontinued operations. No income taxes have been reflected on this disposition as the sale of the shares gives rise to a capital loss, the benefit of which, is more likely than not to be realized.

         Effective May 1, 2002, we signed an agreement with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of the Toronto training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, triOS assumed the Toronto training staff and is subletting the classroom facilities.

         On November 1, 2002, we entered into a series of agreements with Thinkpath Training LLC, a New York company, for the sale of certain assets of the New York training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, Thinkpath Training LLC assumed the New York training staff, some assets and is subletting the classroom facilities.

          As a result of these two transactions, we will not have future revenues from either training division. Training revenue for the year ended December 31, 2002 was $1,347,000, and $3,187,000 in 2001. The operating loss from the training division for the year ended December 31, 2002 was $362,000 and $391,000 in 2001.

         Net Loss Before Preferred Stock Dividends. Net loss before preferred stock dividends for the year ended December 31, 2002 decreased by $1,530,000 or 16% to a net loss of $8,150,000 compared to a net loss of $9,680,000 for the year ended December 31, 2001.

         Net Loss Applicable to Common Stock. Net loss applicable to common stock decreased by $2,160,000 or 21% to $8,250,000 for the year ended December 31, 2002 compared to $10,410,000 for the year ended December 31, 2001. During 2002 we issued preferred stock dividends of $100,000 and $730,000 in 2001.


THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

         Revenue. Revenue for the year ended December 31, 2001 decreased by $2,560,000 or 7%, to $33,180,000, as compared to $35,740,000 for the year ended
December 31, 2000. The decrease is primarily attributable to the decline in revenues from our technical publications and engineering and information technology documentation divisions of 20% and 45% respectively.

         Cost of Sales. The cost of sales for the year ended December 31, 2001 increased by $2,490,000, or 10%, to $23,790,000, as compared to $21,300,000 for the year ended December 31, 2000. As a percentage of revenue, the cost of sales was 72% compared to 60% for the year ended December 31, 2000. The increase in cost as a percentage of sales corresponds with the increase in lower margin IT recruitment sales.

         Gross Profit. Gross profit for the year ended December 31, 2001 decreased by $5,030,000, or 35%, to $9,400,000 compared to $14,430,000 for the year ended December 31, 2000. This decrease was attributable to the overall decrease in revenue and the increase in cost of sales during the year ended December 31, 2001. As a percentage of revenue, gross profit decreased from 40% for the year ended December 31, 2000 to 28% for the year ended December 31, 2001. This decrease in gross profit is a direct result of the increase in direct costs associated with IT recruitment sales.

         Expenses. Expenses for the year ended December 31, 2001 decreased by $5,940,000 or 27% to $16,110,000 compared to $22,050,000 for the year ended
December 31, 2000.

         Administrative expenses decreased by $710,000 or 12% to $5,320,000 compared to $6,030,000 for the year ended December 31, 2000. This decrease is related to the reduction of administrative salaries and overhead as a result of restructuring and general cost reduction.

         Selling expenses for the year ended December 31, 2001 decreased by $1,330,000 or 21% to $5,020,000 from $6,350,000 for the year ended December 31,
2000. This decrease is attributable to the decrease in sales personnel and commissions corresponding with the decline in revenue.

         Financing expenses for the year ended December 31, 2001 decreased by $3,920,000 or 85% to $670,000 compared to $4,590,000 for the year ended December 31, 2000. The charges in 2000 related to the costs of acquisitions and the repricing of options and warrants in connection with financing and acquisitions.

         For the year ended December 31, 2001, depreciation and amortization expense increased by $60,000 or 3% to $1,980,000 from $1,920,000 for the year ended December 31, 2000. This increase is primarily attributable to the increase in capital assets and the acquisition of other assets.

         In accordance with SFAS 121, a goodwill impairment of $3,001,391 was recorded in 2001 and an impairment of $3,113,268 recorded in 2000.

         For the year ended December 31, 2001, restructuring charges related to the termination of personnel and the closure of non-productive branch offices increased $70,000 or 140% to $120,000 compared to $50,000 for the year ended December 31, 2000.

         Operating Loss from Continuing Operations. For the year ended December 31, 2001, operating losses decreased by $640,000 or 9% to an operating loss of $6,710,000 as compared to an operating loss of $7,350,000 for the year ended December 31, 2000. This decrease is primarily attributable to the significant reduction in financing expenses related to acquisitions and financing activities during the year ended December 31, 2001 compared to 2000.

         Loss on investments. For the year ended December 31, 2001, we lost $330,000 on investments, compared to zero for the year ended December 31, 2000. During the year 2001, we wrote down our investments in Tillyard Management, SCM Dialtone, and Lifelogix of $130,242, $75,000 and $121,947 respectively.

         Interest Charges. For the year ended December 31, 2001, interest charges increased by $350,000 or 38% to $900,000 from $650,000 for the year ended December 31, 2000. The increase in interest charges is primarily attributable to higher interest and penalties being charged by Bank One on the overdraft facility which ranged between $400,000 and $750,000 during the period August until December. The interest charges also represent interest paid and accrued for on the notes payable.

         Loss from Continuing Operations before Income Tax. Loss from continuing operations before income tax for the year ended December 31, 2001 decreased by $70,000 or 1% to a loss of $7,940,000 as compared to a loss of $8,010,000 for the year ended December 31, 2000.

         Income Taxes. Income tax expense for the year ended December 31, 2001 increased $1,590,000 to $620,000 compared to a tax recovery in 2000 of $970,000 related to deferred tax asset. The increase in income taxes in 2001 is a result of the write down of the deferred income tax asset.

         Loss from Continuing Operations. Loss from continuing operations for the year ended December 31, 2001 increased by $1,520,000, or 22%, to a loss of $8,560,000 compared to a loss of $7,040,000 for the year ended December 31, 2000.

         Loss from Discontinued Operations. Operations of the technology and training divisions for the years ended December 31, 2001 and 2000 have been reported as discontinued.

         Technology revenue for the year ended December 31, 2001 was $600,000 and $827,000 in 2000. The operating loss from the technology division for the year ended December 31, 2001 was $732,000 and $448,000 in 2000.

         Training revenue for the year ended December 31, 2001 was $3,187,000 and $7,197,000 in 2000. The operating loss from the training division for the year ended December 31, 2001 was $391,000 and $910,000 in 2000.

         Net Loss Before Preferred Stock Dividends. Net loss before preferred stock dividends for the year ended December 31, 2001 increased by $1,280,000 or 15% to a net loss of $9,680,000 compared to a net loss of $8,400,000 for the year ended December 31, 2000.

         Net Loss Applicable to Common Stock. Net loss applicable to common stock decreased by $1,630,000 or 14% to $10,410,000 for the year ended December 31, 2001 compared to $12,040,000 for the year ended December 31, 2000. During 2001 we issued preferred stock dividends of $730,000 and $3,650,000 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred substantial operating losses during the last two fiscal years. Due to these factors, we had taken additional cost cutting steps during the year 2002 to reduce our expenses. Specifically, we sold certain non-performing divisions and assets of such divisions and reduced our staff by approximately 50 employees.


         In March 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. Our net proceeds after broker fees were $1,350,000 of which we received $800,000 in cash and $550,000 worth of unrestricted common shares on closing. The shares were sold on March 11, 2002 for value of $ 524,673. As part of the transaction, Cognicase assumed all of the staff in our technology division (eight employees) and contracted the services of our CIO for a period of six months. The proceeds were used to pay down bank indebtedness with Bank One of $500,000 and a term loan with Bank One for $260,000. We also used the proceeds to pay accrued liabilities. We believe the sale of Njoyn and the corresponding reduction in technology expenses will improve our cash flow, as the operations had recurring losses since inception. As a result of the sale of this division, we expect our annual revenues to decrease by approximately $200,000.

         In April 2002, we closed one of our IT recruitment offices, Systemsearch Consulting Services Inc., and transferred the existing contracts to our Toronto head office. As a result of the closing, eight of our employees were terminated. The prior owner of Systemsearch, John Wilson, was also terminated. Mr. Wilson is subletting the space from us in consideration of certain assets including furniture and equipment. As a result of the closure of this office, we expect our annual revenues to decrease by approximately $700,000.

         In May 2002, we entered into a series of agreements with triOS Training Centres Limited, an Ontario company, for the sale of certain assets of our Toronto training division, Thinkpath Training. As part of the transaction, triOS assumed the Toronto training staff (six employees) and is subletting our classroom facilities. As a result of the sale of this office, our annual revenue will decline by approximately $1,000,000.

          Effective November 1, 2002, we entered into a series of agreements with Thinkpath Training LLC, a New York company, for the sale of certain assets of our New York training division for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, Thinkpath Training LLC will assume the New York training staff, some assets and sublet the classroom facilities. As a result of the sale of this office, our annual revenue will decline by approximately $1,000,000.

         We expect the reduction of our staff during 2002 will save approximately $2,000,000 on an annualized basis. Despite the steps that we have taken, to the extent we experience a shortfall in required revenue or are unable to bill and collect our receivables and unbilled work-in-progress in a timely manner, it could have a material adverse impact on our ability to continue as a going-concern and meet our intended business objectives. Also, a continued slowdown in the economy or the postponement of large engineering contracts could adversely affect our working capital and/or operating cash flow.

         With insufficient working capital from operations, our primary sources of cash during 2002 were a revolving line of credit with Bank One and proceeds from the sale of equity securities. Our primary capital requirements included debt service, capital expenditures and working capital needs.

         On December 5, 2002, Bank One's security and indebtedness were purchased by Morrison Financial Services Limited. Bank One accepted a $1,100,000 discount on the payoff of its debt. On July 1, 2002 we had entered into a Forbearance and Modification Agreement with Bank One which was subsequently amended on August 1, 2002, August 15, 2002, September 1, 2002, September 16, 2002, September 30, 2002, October 15, 2002, November 15, 2002, and November 30, 2002. Under the terms of the agreement, the Bank was entitled to forbearance fees and payment of related legal fees and expenses. The Bank charged us approximately $250,000 in forbearance fees and $18,000 in legal fees.

         Morrison Financial Services Limited charged us a 15% fee or $165,000 for the discount negotiation with Bank One. The discount amount of $1,100,000 was recognized as debt forgiveness and the fee of $165,000 was netted against this amount for total debt forgiveness of $935,000.


           Our facility with Morrison Financial Services Limited is a receivable discount facility whereby we are able to borrow up to 75% of qualifying receivables at 30% interest per annum. At December 31, 2002, the balance on the receivable discount facility was approximately $2,340,000 and exceeded our borrowing capacity based on qualifying receivables. Subsequent to December 31, 2002, we used proceeds from the sale of equity to pay down the facility. We are currently within margin of our receivable discount facility with Morrison Financial Services Limited based on 75% of qualifying accounts receivable.

           On December 5 2002, we closed a 12% Senior Secured Convertible Debt financing arrangement with a syndicate of investors for debentures of up to $3,000,000. The first debenture of $800,000 was purchased together with 45,714,285 warrants on closing. The debenture will become due twelve months from the date of issuance. The investors will have the right to acquire up to $800,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until December 5, 2009 at a purchase price of $.0175 per share. We are required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

          On December 18, 2002, we closed an additional debenture of $100,000 with Tazbaz Holdings Limited together with 5,625,000 warrants. The debenture will become due twelve months from the date of issuance. Tazbaz Holdings Limited will have the right to acquire up to $100,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until December 18, 2009 at a purchase price of $.0175 per share. We are required to pay interest to Tazbaz Holdings Limited on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

          The proceeds of $900,000 received by us were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $707,050. The value of the beneficial conversion feature was determined to be $2,898,328 which has been credited to paid in capital and charged to earnings as interest expense in 2002.

          Subsequent to the year end, the beneficial conversion has been recalculated as the conversion price has declined from $.0175. An amount of $14,794,613 will be reflected in the first quarter as an additional interest expense and additional paid in capital.

           At December 31, 2002, we had cash of $114,000 and a working capital deficiency of $3,720,000. At December 31, 2002, we had a cash flow deficiency from operations of $330,000. At December 31, 2001, we had cash of $480,000 and a working capital deficiency of $3,360,000. At December 31, 2001, we had a cash flow deficiency from operations of $200,000. At December 31, 2000, we had negative cash or cash equivalents and a working capital deficiency of $3,080,000. At December 31, 2000, we had a cash flow deficiency from operations of $3,500,000, due primarily to expenditures on research and development of Njoyn, and restructuring costs associated with the closure of non-performing branch offices.

         At December 31, 2002, we had cash flow from investing activities of $1,140,000 attributable primarily to the proceeds on the disposal of Njoyn of $1,250,000, which was offset by the purchase of capital assets of approximately $190,000. At December 31, 2001, we had a cash flow deficit from investing activities of $380,000 attributable primarily to the purchase of capital assets of $370,000. At December 31, 2000, we had a cash flow deficit from investing activities of $3,720,000 attributable to the acquisition of MicroTech Professionals Inc.


         At December 31, 2002, we had a cash flow deficit from financing activities of $1,050,000 attributable primarily to a reduction in bank indebtedness of $3,790,000 which was offset by an increase in debt of $260,000 related to the Terry Lyons loan received in May 2002 and $2,340,000 related to the Morrision Financial receivable discount facility and proceeds of $900,000 from the sale of convertible debentures. At December 31, 2001, we had cash flow from financing activities of $790,000 attributable primarily to proceeds from the issuance of common stock of $400,000, the issuance of preferred stock of $1,200,000 and the repayment of notes of $198,000 and long-term debt of $500,000. At December 31, 2000, we had cash flow from financing activities of $6,020,000, attributable primarily to share capital issue of $5,530,000 an increase in long-term debt of $1,110,000 and a increase in bank indebtedness of $630,000.

         At December 31, 2002, we had a loan balance of $31,403 with the Business Development Bank of Canada. The loan was assigned to us when we combined with TidalBeach Inc. in November 2000. The loan is secured by a general security agreement with monthly payments of $950.00 and interest at 12.5% per annum.

         On December 5, 2002, Morrison Financial Services Limited purchased additional debt belonging to the Business Development Bank of Canada of approximately $440,000 in consideration of $100,000. Morrison Financial Services charged us a 15% fee or $45,000 for the discount negotiation with the Business Development Bank of Canada. The discount amount of $341,467 was recognized as debt forgiveness and the fee of $45,000 was netted against this amount for total debt forgiveness of $296,467.

        In May 2002, we secured a loan of $259,356 from an individual, Terry Lyons which was secured by our IRS refund. We paid a placement fee of 10% to Mr. Lyons. Although we received our IRS refund in July 2002, Mr. Lyons agreed to an extension of the loan until October 31, 2003. The loan is payable in twelve monthly payments of $21,613 beginning November 30, 2002 and bears interest at 30% per annum. This loan is subordinated to Morrison Financial Services Limited and no principal payments have been made.

         At December 31, 2002, we had approximately $174,191 outstanding on various capital leases with various payment terms and interest rates. The average balance on the terms of leases are 12 months and cover primarily the hardware and various software applications required to support our engineering division.

         At December 31, 2002, we had a note payable of $224,000 owed to Roger Walters, the sole shareholder of CadCam Inc. On August 1, 2002, we further restructured our note payable to Roger Walters, reducing the principal from $675,000 to $240,000 in consideration of the issuance of 1,000,000 shares of our common stock. Principal payments of $4,000 will be made monthly and started September 1, 2002 until August 1, 2007. This loan is non-interest bearing.

         The price of the shares at the time of conversion of Mr. Walter's debt on August 1, 2002 was 0.0942, representing approximately $340,800 in debt forgiveness. In accordance with FAS 15, the gain was measured by the excess of the carrying amount of the note payable settled less accrued interest, finance charges or other debt obligations. On December 5, 2002, the shares were issued to Roger Walters and we debited liabilities payable in capital stock and credited capital stock in the amount of $247,858 and debt forgiveness in the amount of $187,142.

        In addition, we agreed to price protection on the 1,756,655 shares that were issued to Mr. Walters in January 2002. In the event that the bid price is less than $.27 per share when Mr. Walters seeks to sell his shares in an open market transaction, we will be obligated to issue additional shares of unregistered common stock with a value equal to the difference between $.27 per share and the closing bid price to a floor of $.14 per share. Pursuant to this agreement, we issued Mr. Walters 1,631,185 shares of our common stock in December 2002.

      The loan is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. We have not made any principal payments to Mr. Walters since December 2002 and we are currently in default of the loan agreement. In the event that we default on payment, the principal balance will bear interest at 12% per annum until payment is made.

         At December 31, 2002, we had a note payable of $670,957 owed to Denise Dunne-Fushi, the vendor of MicroTech Professionals Inc. On August 1, 2002, we restructured our note payable to Denise Dunne-Fushi, reducing the principal from $1,740,536 to $600,000 in consideration of the issuance of 4,000,000 shares of our common stock. In addition a prior debt conversion of $225,000 that was to be paid in capital was forgiven. We agreed to issue and register the shares upon obtaining shareholder approval of an amendment to our Articles of Incorporation increasing our authorized capital stock. Principal payments of $10,000 per month will begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, we agreed to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits and vehicle lease for a period of four years.

          The price of the shares at the time of conversion was 0.0942, representing approximately $763,763 in debt forgiveness. In accordance with FAS 15, the gain was measured by the excess of the carrying amount of the note payable settled less accrued interest, benefits and car lease payments as per the settlement agreement. On December 5, 2002, the shares were issued to Denise Dunne and we debited liabilities payable in capital stock and credited capital stock in the amount of $475,787 and debt forgiveness in the amount of $889,749.

          The loan is secured under a general security agreement but is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. We have not made any principal payments to Ms. Dunne-Fushi since December 2002 and are currently in default of the loan agreement. In the event of default, Ms. Dunne-Fushi has the option of enforcing the security she holds.

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



Recent Accounting Pronouncements

           In April 2002, the FASB issued SFAS No. 145, which, among other factors, changed the presentation of gains and losses on the extinguishments of debt. Any gain or loss on extinguishments of debt that does not meet the criteria in APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", shall be included in operating earnings and not presented separately as an extraordinary item. The new standard is effective for companies with fiscal years beginning after May 15, 2002. However, the company has elected to adopt the standard as the debt restructuring gain in the current period, as permitted by SFAS No. 145.

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

        In January 2003, the FASB issued SFAS No. 148, Accounting for Stock -Based Compensation - Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements will be effective for our March 31, 2003 10-Q.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirement for most guarantees including loan guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect our financial position, results of operations or cash flows.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We have had no changes in or disagreements with our accountants.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         Our officers and directors, and further information concerning each of them, are as follows as at the date of this Annual Report on Form 10-K:

Name                     Age      Position
----                     ---      --------

Declan A. French          56      Chairman of the Board of Directors and Chief
                                  Executive Officer
Tony French               30      Executive Vice President
Kelly Hankinson           33      Chief Financial Officer
John Dunne                63      Director
Arthur S. Marcus          36      Director
Lloyd MacLean             50      Director
Katherine Evans           50      Director


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

     Set forth below is a biographical description of each of our officers and directors based on information supplied by each of them:

     Declan A. French has served as our Chairman of our board of directors and Chief Executive Officer since our inception in February 1994. Prior to founding Thinkpath, Mr. French was President and Chief Executive Officer of TEC Partners Ltd., an information technology recruiting firm in Toronto, Canada. Mr. French has a diploma in Psychology and Philosophy from the University of St. Thomas in Rome, Italy.

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

     Kelly Hankinson has served as our Chief Financial Officer since May 2000, as a member of its Board of Directors from June 2000 until February 14, 2003 and as Secretary and Treasurer since March 2001. Ms. Hankinson served as our Vice President, Finance and Administration and Group Controller from February 1994 to May 2000. Ms. Hankinson has a Masters Degree and a Bachelors Degree from York University. Ms. Hankinson resigned from the Board of Directors on February 14, 2003.

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

     Arthur S. Marcus has served on our board of directors since April 2000. Mr. Marcus is a partner at the New York law firm of Gersten, Savage, Kaplowitz, Wolf and Marcus, LLP, our United States securities counsel. Mr. Marcus joined Gersten, Savage & Kaplowitz, LLP in 1991 and became a partner in 1996. Mr. Marcus practices United States Securities Law and has been involved in approximately 50 initial public offerings and numerous mergers and acquisitions. Mr. Marcus received a Juris Doctorate from Benjamin N. Cardozo School of Law in 1989.

     Lloyd MacLean joined our Board of Directors on February 14, 2003. Mr. MacLean served as our Chief Financial Officer and a Director from September 1997 until May 2000, at which time he departed to pursue other business opportunities. Mr. MacLean is the sole officer and director of Globe Capital Corporation. From 1996 to 1997, Mr. MacLean was Vice-President and Chief Financial Officer of ING Direct Bank of Canada. From 1994 until 1996, he was Vice-President and Chief Financial Officer of North American Trust, Inc., where he also served as a Vice President from 1990 until 1994. Mr. MacLean has an MBA from Harvard University and is a member of the Canadian Institute of Chartered Accountants.

     Katherine Seto Evans is an independent consultant with extensive and diversified experience in financial management, human resource leadership and organizational administration. From 1974 to 2001, Ms. Evans was a partner at Schwartz, Levitsky, Feldman, llp, our independent auditors. From 2001 to present, Ms. Evans has been an independent consultant to various companies. During this period she has consulted with us and has assisted us with various financial and accounting projects. Ms. Evans became a Certified Public Accountant in1999 and a Chartered Accountant in 1978. Ms. Evans received a Bachelors Degree in Science from McGill University in 1972. Ms. Evans served on the Board of Directors from October 16, 2002 until her resignation on February 14, 2003.


Committees of the Board of Directors

     In July 1998, our Board of Directors formalized the creation of a Compensation Committee, which is currently comprised of John Dunne, Arthur S. Marcus and Lloyd MacLean. The Compensation Committee has: (i) full power and authority to interpret the provisions of, and supervise the administration of, our 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, and 2002 Stock Option Plan as well as any stock option plans adopted in the future; and (ii) the authority to review all compensation matters relating to us. The Compensation Committee has not yet formulated compensation policies for senior management and executive officers. However, it is anticipated that the Compensation Committee will develop a company-wide program covering all employees and that the goals of this program will be to attract, maintain, and motivate our employees. It is further anticipated that one of the aspects of the program will be to link an employee's compensation to his or her performance, and that the grant of stock options or other awards related to the price of the shares of our common stock will be used in order to make an employee's compensation consistent with shareholders' gains.

     It is expected that salaries will be set competitively relative to the information technology and engineering services and consulting industry and that individual experience and performance will be considered in setting such salaries.

     In July 1998, our Board of Directors also formalized the creation of an Audit Committee, which currently consists of Lloyd MacLean and John Dunne. The Audit Committee is charged with reviewing the following matters and advising and consulting with our entire Board of Directors with respect to: (i) the preparation of our annual financial statements in collaboration with our chartered accountants; (ii) annual review of our financial statements and annual reports; and (iii) all contracts between us and our officers, directors and other of our affiliates. The Audit Committee, like most independent committees of public companies, does not have explicit authority to veto any actions of our entire Board of Directors relating to the foregoing or other matters; however, our senior management, recognizing their own fiduciary duty to us and our shareholders, is committed not to take any action contrary to the recommendation of the Audit Committee in any matter within the scope of its review.

     We have established an Executive committee, comprised of certain of our executive officers and key employees, which allows for the exchange of information on industry trends and promotes "best practices" among our business units. Currently, the Executive Committee consists of Declan A. French, Tony French, Kelly Hankinson, and Robert Trick.

     During the year ended December 31, 2002, our Board of Directors met five times on the following dates: March 7, 2002, April 15, 2002, May 17, 2002, August 28, 2002 and October 16, 2002, at which all of the directors were present; and acted by written consent in lieu of a meeting five times on the following dates: February 6, 2002, June 28, 2002, November 21, 2002, November 25, 2002 and December 11, 2002. During the year ended December 31, 2002, the Compensation Committee met on August 28, 2002, the Audit Committee met on April 15, 2002 and the Executive Committee met monthly.


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


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by us during each of the last three fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended December 31, 2002:

     The following table sets forth certain information regarding compensation paid by us during each of the last three fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended December 31, 2002:

Summary Compensation Table

Name and                                                        Restricted
Principal                               Annual                    Stock                               Other
Position                    Year        Salary        Bonus       Awards          Options/SARs     Compensation
--------                    ----        ------        -----       ------          ------------     -------------
Declan A. French            2002        150,000    100,000(1)       -0-                -0-               -0-
Chief Executive Officer     2001        150,000    100,000(1)       -0-                -0-               -0-
and Chairman of the Board   2000        100,000    750,000(1)       -0-             29,000               -0-

Laurie Bradley              2002        150,000(2)     -0-          -0-                -0-               -0-
President                   2001        150,000(2)     -0-          -0-                -0-               -0-
                            2000            -0-        -0-          -0-                -0-               -0-

Tony French,                2002        100,000        -0-          -0-                -0-               -0-
Executive Vice President    2001         94,500        -0-          -0-                -0-            25,000(3)
                            2000         94,500        -0-          -0-             75,000            47,000(3)

Kelly Hankinson             2002        100,000        -0-          -0-                -0-               -0-
Chief Financial Officer,    2001        100,000        -0-          -0-                -0-               -0-
                            2000         75,000        -0-          -0-            100,000               -0-

(1) This reflects the dollar value of 588,235 shares of common stock issued to Mr. French in lieu of cash bonuses for the fiscal year 2001 and 1,200,000 shares for the fiscal years of 1999 and 2000 pursuant to his employment agreement.

(2) This reflects salary paid pursuant to Ms. Bradley's employment agreement which was terminated in January 2003.

(3) This reflects commissions paid pursuant to Mr. French's employment agreement.

Employment Agreements

     We have entered into an employment agreement with Declan A. French whereby he will serve as Chairman of the Board and Chief Executive Officer for a period of two years commencing on November 28, 2001. Mr. French shall be paid a base salary of $150,000 and a bonus to be determined by our EBITDA (earnings before interest, taxes, depreciation and amortization) as a percentage of annual gross revenue with a minimum guaranteed bonus of $100,000. The bonus will be paid in cash or shares at our discretion. In April 2002, we issued 588,235 shares of our common stock to Mr. French as payment in full for the bonus due for the fiscal year 2001. In February 2001, we issued 1,200,000 shares of our common stock as payment in full for the bonuses due to Mr. French for the fiscal ears of 1999 and 2000 pursuant to the terms of his previous employment agreement. In January 2003, we issued an aggregate of 12,427,535 shares of our common stock to Mr. French for extinguishment of certain indebtedness of the company to Mr. French pursuant to the amendment to his employment agreement dated January 27, 2003. Mr. French continues to serve as Chairman and Chief Executive Officer. Declan French is the father of Tony French.

     In February 1998, in connection with the acquisition of Systemsearch Consulting Services Inc., we entered into a three-year employment agreement with John R. Wilson whereby he served as President of Systemsearch Consulting Services Inc. at annual salary of $120,000 plus commissions. The agreement was effective as of January 2, 1997. Pursuant to the agreement, Mr. Wilson had control of the day-to-day management of Systemsearch Consulting Services Inc. Mr. Wilson's contract was not renewed, though he continued to be employed on a month-to-month basis at an annual salary of $67,000 plus commissions. On April 8, 2002, this office was closed and certain assets of Systemsearch Consulting Services Inc. were sold to Mr. Wilson in consideration of his assumption of the lease and certain liabilities. Existing contracts were transferred to head office and all sales and administrative staff were terminated. Mr. Wilson was terminated in April 2002.

     In September 1999, in connection with the acquisition of Cad Cam, Inc., Roger W. Walters was elected to the Board of Directors. On March 14, 2001, Mr. Walters resigned from the Board of Directors effective March 30, 2001.

     On January 1, 2000, in connection with the acquisition of ObjectArts Inc., we entered into an employment agreement with Marilyn Sinclair whereby she was to serve as Vice President and as President of ObjectArts Inc. The employment agreement was for a term of three years commencing on January 1, 2000 with an annual salary of $82,000. The agreement was terminated on March 9, 2001, the effective date of Ms. Sinclair's resignation from us. Ms. Sinclair resigned from the Board of Directors effective April 4, 2001.

     On April 1, 2000, in connection with the acquisition of MicroTech Professionals, Inc., we entered into an employment agreement with Denise Dunne-Fushi pursuant to which she served as Vice-President and as President of MicroTech Professionals, Inc. The employment agreement was for a term of one year commencing on April 25, 2000, with an annual salary of $125,000 and a bonus of $25,000. The agreement was terminated on July 29, 2002.

     On November 15, 2000, in connection with the business combination with TidalBeach Inc., we entered into an employment agreement with Michael Reid pursuant to which Mr. Reid will serve as Chief Information Officer and as the President of TidalBeach Inc. The employment agreement is for a term of two years commencing on November 15, 2000, with an annual salary of $120,000. Pursuant to the Share Purchase Agreement governing the sale of our subsidiary, Njoyn Software Incorporated to Cognicase Inc., Mr. Reid was contracted as a consultant to Cognicase until October 4, 2002, after which his contract with us was terminated.

     On January 29, 2001, we entered into an employment agreement with Laurie Bradley whereby she served as President. Ms. Bradley was paid an annual salary of $150,000 and a bonus based on performance. The employment agreement was for an indeterminate period of time. Ms. Bradley's agreement was terminated in January 2003.

     On March 1, 2001, we entered into an employment agreement with Tony French whereby he will serve as Executive Vice President. Mr. French shall be paid an annual salary of $100,000 and a performance bonus. The employment agreement is for an indeterminate period of time. In the event Mr. French is terminated for any reason, including but not limited to, the acquisition of Thinkpath, Mr. French shall be entitled to a severance payment equal to one year's salary. Tony French is the son of Declan A. French.

     On March 1, 2001, we entered into an employment agreement with Kelly Hankinson whereby she will serve as Chief Financial Officer. Ms. Hankinson shall be paid an annual salary of $100,000. The employment agreement is for an indeterminate period of time. In the event Ms. Hankinson is terminated for any reason, including but not limited to, the acquisition of Thinkpath, Ms. Hankinson shall be entitled to a severance payment equal to one year's salary.

         No other officer or director has an employment contract with us.

Compensation of Directors

     Effective August 28, 2002, each non-employee member of the Company's Board of Directors shall receive the following annual compensation in consideration for services rendered as a director: (i) 5 year option to purchase up to 50,000 shares of our common stock exercisable at a price equal to fair market value of our common stock as of the date of grant; (ii) a cash amount of $4,000 per annum, paid on a quarterly basis; and, (iii) reimbursement of reasonable and ordinary expenses in connection with such member's attendance at Board or committee meetings. To date, we have not made any such payments to our outside directors.

     Directors who receive a salary from the company shall not be entitled to receive any additional compensation for their services as a member of the Company's Board of Directors.

     Board of Directors and shareholders have adopted the 1998 Stock Option Plan, 2000 Stock Option Plan, and 2001 Stock Option Plan and 2002 Stock Option Plan, pursuant to which options have been or may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to us.

Options, Warrants or Rights Issued to Directors and/or Officers

     On August 19, 1999, Declan A. French was issued an option to purchase 100,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered us in his capacity as Chairman of the Board and Chief Executive Officer. The option is immediately exercisable and expires on August 19, 2004.

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

     On August 19, 1999, Kelly Hankinson was issued an option to purchase 25,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered us in her capacity as Vice President, Finance and Administration and Group Controller. The option is immediately exercisable and expires on August 19, 2004.

     On August 19, 1999, Arthur S. Marcus was issued an option to purchase 2,500 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services legal services rendered to us. The option expires on August 19, 2004.

     On January 1, 2000, Roger W. Walters was issued an option to purchase 25,000 shares of our common stock at an exercise price of $3.25 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. The option was immediately exercisable and expired on December 31, 2000. The option was never exercised by Mr. Walters.

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

     On March 22, 2000, Thomas E. Shoup, our former President and Chief Operating Officer, was issued an option to purchase 4,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in connection with the our acquisition of Cad Cam, Inc. and in consideration services rendered to us in his capacity as President and Chief Operating Officer. The option was to vest at a rate of 1,333 shares of common stock per year and was to be fully vested on March 22, 2003. The option was to expire on March 22, 2005. Such option terminated on December 22, 2000, the effective date of Mr. Shoup's resignation as an officer.

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

     On March 22, 2000, Kelly Hankinson was issued an option to purchase 3,500 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered us in her capacity as Vice President, Finance and Administration and Group Controller. The option shall vest at a rate of 1,167 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

     On March 22, 2000, Roger W. Walters was issued an option to purchase 4,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as Executive Vice President of US Operations and as a Director. The option shall vest at a rate of 1,333 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

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

     On March 22, 2000, John A. Irwin was issued an option to purchase 4,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as President of International Career Specialists Ltd. The option shall vest at a rate of 1,333 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

     On March 22, 2000, William J. Neil, a former director, was issued an option to purchase 10,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as a director. The option shall vest at a rate of 3,333 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

     On March 22, 2000, John Dunne was issued an option to purchase 10,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as director. The option shall vest at a rate of 3,333 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

     On March 22, 2000, James Reddy, a former director, was issued an option to purchase 10,000 shares of our common stock at an exercise price of $3.19 per share. The option was issued in consideration for services rendered to us in his capacity as Director. The option shall vest at a rate of 3,333 shares of common stock per year and shall be fully vested on March 22, 2003. The option expires on March 22, 2005.

     On March 31, 2000, Roger W. Walters was issued an option to purchase 25,000 shares of our common stock at an exercise price of $2.75 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. The option was immediately exercisable and expired on December 31, 2000. Such option was never exercised by Mr. Walters.

     On May 9, 2000, Marilyn Sinclair, a former officer and director, was issued an option to purchase 4,000 shares of our common stock at an exercise price of $3.25 per share. The option was issued in consideration for services rendered to us in her capacity as Vice President and President, Object Arts Inc. The option shall vest at a rate of 1,333 shares of common stock per year and shall be fully vested on May 9, 2003. The option expires on May 9, 2005

     On June 30, 2000, Roger W. Walters was issued an option to purchase 25,000 shares of our common stock at an exercise price of $3.00 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. The option was immediately exercisable and expired on December 31, 2000. This option was never exercised by Mr. Walters.

     On September 30, 2000, Roger W. Walters was issued an option to purchase 25,000 shares of our common stock at an exercise price of $2.12 per share. The option was issued in connection with our acquisition of Cad Cam, Inc. The option was immediately exercisable and expired on December 31, 2000. This option was never exercised by Mr. Walters.

     On December 26, 2000, Declan A. French was issued an option to purchase 25,000 shares of our common stock at an exercise price of $0.70 per share. Such option expires on December 26, 2005. The option was issued in consideration for services rendered to us in his capacity as Chairman of the Board. The option shall vest at a rate of 8,333 shares of common stock per year and shall be fully vested on December 26, 2003. The option expires on December 26, 2005

     On December 26, 2000, Kelly Hankinson was issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share. The option was issued in consideration for services rendered to us in her capacity as director. Such option expires on December 26, 2005.

     On December 26, 2000, John Dunne was issued an option to purchase 25,000 shares of our common stock at an exercise price of $0.70 per share. Such option expires on December 26, 2005. The option was issued in consideration for services rendered to us in his capacity as director. The option shall vest at a rate of 8,333 shares of common stock per year and shall be fully vested on December 26, 2003. The option expires on December 26, 2005

     On December 26, 2000, Arthur S. Marcus was issued an option to purchase 25,000 shares of our common stock at an exercise price of $0.70 per share. Such option expires on December 26, 2005. The option was issued in consideration for services rendered to us in his capacity as director. The option shall vest at a rate of 8,333 shares of common stock per year and shall be fully vested on December 26, 2003. The option expires on December 26, 2005.

     On December 26, 2000, Ronan McGrath was issued an option to purchase 25,000 shares of our common stock at an exercise price of $0.70 per share. Such option expires on December 26, 2005. The option was issued in consideration for services rendered to us in his capacity as director. The option shall vest at a rate of 8,333 shares of common stock per year and shall be fully vested on December 26, 2003. The option expires on December 26, 2005.

     On December 26, 2000, Mike Reid was issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.70 per share. Such option expires on December 26, 2005.

     On December 26, 2000, Joel Schoenfeld was issued an option to purchase 25,000 shares of our common stock at an exercise price of $0.70 per share. Such option expires on December 26, 2005. The option was issued in consideration for services rendered to us in his capacity as director. The option shall vest at a rate of 8,333 shares of common stock per year and shall be fully vested on December 26, 2003. The option expires on December 26, 2005.

     On March 14, 2001, we repriced 100,000 options belonging to Roger W. Walters to $1.00 per share in consideration of debt forgiveness of $75,000 and restructuring of debt totaling $250,000 on the notes payable to Mr. Walters in connection with the Company's purchase of Cad Cam, Inc. The options shall be exercisable during the period April 1, 2001 to April 4, 2004.

     No options were issued to any our officers or directors during 2002.

Consulting Agreements

     In May 1998, we entered into a consulting agreement with Robert M. Rubin, one of our former directors, pursuant to which Mr. Rubin is required To assist us in structuring and negotiating acquisitions, strategic partnerships and other expansion opportunities. In exchange for such services, Mr. Rubin has been granted an option to purchase 200,000 shares of our common stock at a purchase price of $2.10 per share. Mr. Rubin has agreed not to sell, transfer, assign, hypothecate or otherwise dispose of the shares of our common stock issuable upon exercise of the options for a period of two years after exercise without our consent. As of the date of this annual report, we have issued 64,778 shares of our common stock upon Mr. Rubin's exercise of the option.

     On September 13, 2000, we entered into an engagement agreement with Burlington Capital Markets Inc. (Burlington) to assist us in further acquisitions. The agreement with Burlington provided for the issuance of 250,000 shares of our common stock at a cash purchase price of $.01 per share upon signing of the agreement. We further agreed to issue 250,000 shares at a cash price of $0.10 per share upon the successful completion of our first acquisition initiated through Burlington. We also agreed to issue warrants to purchase an aggregate of 400,000 shares of our common stock according to the following schedule: (1) 100,000 shares at an exercise price of $5.00 per share, exercisable at any time after October 13, 2000; (ii) 100,000 shares at an exercise price of $7.00 per share, exercisable at any time after November 13, 2000; (iii) 100,000 shares at an exercise price of $9.00 per share, exercisable at any time after December 13, 2000, and (iv) 100,000 shares at an exercise price of $11.00 per share, exercisable at any time after February 13, 2001. Such warrants were exercisable in whole or in part five years from the respective vesting date and contained a cashless exercise provision and registration rights. Compensation was to be paid to Burlington at monthly fee of $10,000 for the term of the agreement with a minimum notice period for termination of six months. Through Burlington, we began to pursue the acquisition of Aquila Holdings Limited and a letter of intent was signed on October 4, 2000. We subsequently agreed with Aquila to postpone the transaction. The agreement with Burlington was subsequently terminated and no warrants were issued. In the aggregate, Burlington received 425,000 shares of our common stock and $10,000 pursuant to the agreement. The additional 175,000 shares constituted compensation to Burlington as settlement on the termination of the agreement for their entitlement to the monthly fees and the arrival at a letter of intent for the acquisition of Aquila. The difference between the fair market value of the shares and the purchase price of $.01 represents the value agreed with Burlington for its acquisition services. The total of 425,000 common shares has been reflected as issued for an aggregate cost of $717,250 based on the stock price at the date of the performance was complete. This amount has been expensed in the year ended December 31, 2000 and is included in financing expenses.

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

     On April 1, 2001, we entered into an agreement with Dailyfinancial.com, Inc., a New York corporation, pursuant to which Dailyfinancial will provide services with respect to investor communications and public relations. Dailyfinancial acts a liaison between us and our shareholders, brokers, broker-dealers and other investment professionals. In lieu of fees, we issued Dailyfinancial 90,000 shares of our common stock for services to be rendered for the period between April 1, 2001 to September 30, 2001. On October 3, 2001 we issued an additional 75,000 shares of our common stock in lieu of fees for services rendered for the period October 1, 2001 to December 31, 2001.

     On January 9, 2002, we entered into an agreement with Ogilvie Rothchild Inc., an Ontario company, to perform public relations and marketing services. In consideration of these services, we paid Ogilvie Rotchild a retainer of $16,000 and issued 500,000 shares of our common stock. The agreement can be cancelled by either party at any time.

     On January 15, 2002, we entered into an agreement with David J. Wodar, a consultant operating in Ontario, to assist with investor communications and the development of marketing plans and strategies. In consideration of these services, Mr. Wodar was paid a monthly fee of $6,500 and was issued 480,000 shares of our common stock. The agreement expired on January 15, 2003.

     On April 4, 2002, we retained Johnston & Associates, LLC, a Washington company, to provide strategic governmental relations counseling and marketing representation before the United Stated Department of Defense, the United States Congress and targeted companies in connection with marketing our engineering services related to specific government contracts. Johnston & Associates will be compensated at a rate of $10,000 per month for twelve months beginning April 2002 and ending March 31, 2003. This agreement was terminated in August 2002.

     On June 24, 2002, we company entered into consulting agreements with each of Mark Young and George Georgiou pursuant to which Messrs. Young and Georgiou shall perform consulting services with respect to corporate and debt restructuring. In consideration for such services we issued 2,250,000 and 1,000,000 shares of its common stock to Messrs. Young and Georgiou, respectively. Pursuant to the agreement we registered such shares of common stock under an S-8 registration statement. The shares were valued at the date of issue based upon the trading price.

     On October 1, 2002, we entered into consulting agreements with Peter Benz, Michael Rudolph, Karim Souki, Howard Schraub, George Furla, and Owen Naccarato to perform consulting services with respect to corporate and debt restructuring. In consideration for such services we issued warrants to purchase 10,600,000 shares of our common stock at an exercise price of $0.025 per share.

     On February 7, 2003, we entered into a consulting agreement with Rainery Barba who shall perform legal and advisory services for a period of one year. In consideration for such services we issued and registered 4,000,000 shares of our common stock, no par value per share.

     On February 7, 2003, we entered into a consulting agreement with Dailyfinancial.com Inc., which shall perform corporate consulting services in connection with mergers and acquisitions, corporate finance and other financial services. In consideration for such services we issued 4,200,000 shares of our common stock, no par value per share.


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

The 2001 Stock Option Plan

     The 2001 Stock Option Plan is administered by our Compensation Committee or our Board of Directors, which determines among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price. As of the date of this prospectus, we have issued options to purchase 1,000,000 shares of our common stock underlying the 2001 Stock Option Plan to certain of our directors, employees and consultants.

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


The 2002 Stock Option Plan

     The 2002 Stock Option Plan is administered by our Compensation Committee or our Board of Directors, which determines among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price. As of the date of this prospectus, we have not issued any options to purchase shares of our common stock underlying the 2002 Stock Option Plan to certain of our directors, employees and consultants.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 11, 2003, the names and ownership of our common stock beneficially owned, directly or indirectly, by:
(i) each person who is a director or executive officer of Thinkpath; (ii) all directors and executive officers of Thinkpath as a group; and (iii) all holders of 5% or more of the outstanding shares of the common stock of Thinkpath:



Name and Address of                 Amount and Nature of   Percentage of Shares
Beneficial Owner (1)            Beneficial Ownership (2)            Outstanding



Declan A. French                         15,338,229  (3)                   10.7%
Tony French                                  70,133  (4)                      *
Kelly Hankinson                             180,167  (5)                      *
John Dunne                                   41,424  (6)                      *
Lloyd MacLean                                   --                            *
Arthur S. Marcus                             30,500  (7)                      *
Stonestreet Capital                      13,869,903  (8)                    9.7%
Alpha Capital                             8,866,230  (9)                    6.2%
Tazbaz Holdings Limited                  13,477,260 (10)                    9.3%

All Directors and Officers as a
Group (6 persons) (3 - 7)                15,660,453                        10.9%


 * Less than 1%.

(1) Except as set forth above, the address of each individual is 55 University Avenue, Suite 400, Toronto, Ontario M5J 2H7.

(2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books. We have been informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of April 11, 2003, or 143,551,288 shares, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 101,333 shares of common stock issuable upon the exercise of options granted to Declan A. French that are currently exercisable or exercisable within the next 60 days. Also includes 1,647,103 shares of common stock issued to Declan A. French as a bonus pursuant to his employment agreement and 12,427,535 shares of common stock issued to Declan A. French pursuant to an amendment of his employment agreement dated January 27, 2003.

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

(7) Includes 27,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days. Excludes 347,902 shares of common stock issued in the name of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our United States legal counsel, of which Mr. Marcus is a partner.

(8) Includes 13,869,903 shares of common stock issued upon conversion of Series C 7% Preferred stock. Pursuant to the Series C 7% Preferred Share Agreement, as amended, such shareholder may not beneficially own more than 9.9% of our common stock at any time. Does not include shares of common stock issuable upon the conversion of $34,900 principal amount convertible debentures.

(9) Includes 4,963,418 shares of common stock issued upon conversion of Series C 7% Preferred stock. Pursuant to the Series C 7% Preferred Share Agreement, as amended, such shareholder may not beneficially own more than 9.9% of our common stock at any time. Includes 3,902,812 shares of common stock issuable upon the conversion of $20,000 principal amount convertible debentures. Does not include shares of common stock issuable upon the conversion of $355,000 principal amount convertible debentures.

(10) Includes 10,000,000 shares of common stock issuable upon the exercise of warrants and 2,577,260 shares of common stock issuable upon the conversion of $10,000 principal amount convertible debentures. Does not include shares of common stock issuable upon the conversion of $55,000 principal amount convertible debentures.

                                   Number of securities to be   Weighted-average exercise   Number of securities
                                   issued upon exercise of      price of outstanding        remaining available
                                   outstanding options,         options, warrants and       for future issuance
                                   warrants and rights          rights                      under equity
                                                                                            compensation plans
Equity compensation plans                   1,110,492                        1.80                6,876,000
approved by security holders
Equity compensation plans not
approved by security holders                       --                          --                       --
Total                                       1,110,492                        1.80                6,876,000



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

     In May 1998, we entered into a consulting agreement with Robert M. Rubin, one of our former directors, pursuant to which Mr. Rubin will assist us in structuring and negotiating acquisitions, strategic partnerships and other expansion opportunities. In exchange for such services, Mr. Rubin received an option to purchase 200,000 shares of our common stock at a purchase price of $2.10 per share. Mr. Rubin has agreed not to sell, transfer, assign, hypothecate or otherwise dispose of the shares of our common stock issuable upon exercise of the option for a period of 2 years after exercise without our consent. As of the date of this annual report, we have issued 64,778 shares of common stock upon Mr. Rubin's exercise of the option.

     In November 1998, we purchased certain assets of Southport Consulting, Inc. from Michael Carrazza, one of our former directors, for an aggregate of $300,000 in cash and 40,000 shares of our common stock. In February 2001, Mr. Carrazza instituted an action against us in the Supreme Court of the State of New York Michael Carrazza instituted an action against us in the Supreme Court of the State of New York, County of New York, Index No. 600553/01, alleging breach of contract and unjust enrichment and seeking at least two hundred and fifty thousand dollars ($250,000.00) in damages. Specifically, Mr. Carrazza claimed that we failed to deliver cash or stock to Mr. Carrazza under an asset purchase agreement pursuant to which Thinkpath acquired certain assets of Southport Consulting Co. We filed a counterclaim against Mr. Carrazza, seeking $162,000.00 in damages, plus punitive damages and attorneys' fees, on the ground that Mr. Carrazza, as then president and sole shareholder of Southport Consulting Co., fraudulently induced Thinkpath into executing the asset purchase agreement by misrepresenting the value of the assets being purchased. After the commencement of discovery, Mr. Carrazza filed a motion for summary judgment, which was granted in his favor in the sum of $264,602. On October 21, 2002, we entered into a settlement agreement with Michael Carrazza, in the sum of $330,000 to be paid $50,000 on October 31, 2002 and $17,500 per month thereafter until paid in full, bearing interest at 9% per annum.

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

     On January 1, 2000, the share purchase agreement by and among Cad Cam, Inc., Roger W. Walters, and us, was amended. Pursuant to the amendment, the parties agreed that $1,000,000 of the $2,000,000 cash payment to be made to Mr. Walters was to be paid in 4 equal quarterly payments of $250,000 commencing on January 1, 2000. In consideration for accepting the cash payment in installments, we issued Mr. Walters options to purchase an aggregate of 100,000 shares of common stock at an exercise prices ranging from $2.12 to $3.25 per share, which options expired on December 31, 2000. On March 14, 2001, we repriced such options belonging to Roger W. Walters to an exercise price of $1.00 per share in consideration of debt forgiveness of $75,000 and restructuring of debt totaling $250,000 on the notes payable to Mr. Walters in connection with our purchase of Cad Cam, Inc. In addition, the term of such option was extended to April 4, 2004.

     In September 2001, the note payable to Rogers Walters was further amended whereby the principal was reduced from $1,200,000 to $750,000 in consideration of capital stock of $450,000 or 1,756,655 shares. In addition, all principal payments were postponed until January 1, 2003, at which time, we were to pay $12,500 per month plus interest at 4.5% until December 31, 2006. The balance of $150,000 was to be due on December 31, 2006.

     On August 1, 2002, we further restructured our note payable to Roger Walters, reducing the principal from $675,000 to $240,000 in consideration of the issuance of 1,000,000 shares of our common stock. We agreed to issue and register the shares upon obtaining shareholder approval of an amendment to our Articles of Incorporation increasing our authorized capital stock. Principal payments of $4,000 will be made monthly and started September 1, 2002 until August 1, 2007. This loan is non-interest bearing.

     In addition, we agreed to price protection on the 1,756,655 shares that were issued to Mr. Walters in January 2002. In the event that the bid price is less than $.27 per share when Mr. Walters seeks to sell his shares in an open market transaction, we will be obligated to issue additional shares of unregistered common stock with a value equal to the difference between $.27 per share and the closing bid price to a floor of $.14 per share. Pursuant to this agreement, we issued Mr. Walters 1,631,185 shares of our common stock in December 2002.

     The price of the shares at the time of conversion of Mr. Walter's debt on August 1, 2002 was 0.0942, representing approximately $340,800 in debt forgiveness. In accordance with FAS 15, the gain was measured by the excess of the carrying amount of the note payable settled less accrued interest, finance charges or other debt obligations. On December 5, 2002, the shares were issued to Roger Walters and we debited liabilities payable in capital stock and credited capital stock in the amount of $247,858 and debt forgiveness in the amount of $187,142.

     The loan is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. We have not made any principal payments to Mr. Walters since December 2002 and we are currently in default of the loan agreement. In the event that we default on payment, the principal balance will bear interest at 12% per annum until payment is made.

     On January 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of Object Arts Inc., an Ontario corporation, in consideration of: (i) the issuance of $900,000 of our common stock to Working Ventures Custodian Fund in exchange for the retirement of outstanding subordinated debt; (ii) the issuance to Working Ventures Custodian Fund an amount of our common stock equal to the legal fees and professional fees incurred and paid by Working Ventures Custodian Fund in connection with our acquisition of Object Arts Inc.; and (iii) the issuance of $1,100,000 of our common stock to the existing shareholders of Object Arts Inc. As part of the transaction, we entered into employment agreement with Marilyn Sinclair, a former officer of Object Arts Inc. Such employment agreement was for a term of 3 years commencing on January 1, 2000, the effective date of the acquisition, with an annual salary of $82,000. Ms. Sinclair was not affiliated with us prior to the acquisition. On March 9, 2001 Ms. Sinclair resigned as an officer of Thinkpath. On April 9, 2001, Ms. Sinclair resigned from our Board of Directors.

     On April 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of Micro Tech Professionals, Inc., a Massachusetts corporation, in consideration of an aggregate of up to $4,500,000 in a combination of cash, notes payable and shares of our common stock, subject to specific performance criteria to be met. On April 25, 2000, we paid to Denise Dunne-Fushi, the sole shareholder of Micro Tech Professionals, Inc., $2,500,000 of the aggregate of $4,500,000, which was paid in accordance with the following schedule: (i) $1,250,000 in cash; (ii) the issuance of a $750,000 principal amount unsecured promissory note; and (iii) the issuance of 133,333 shares of our common stock. As part of the transaction, we entered into an employment agreement with Denise Dunne-Fushi, the former President of Micro Tech Professionals, Inc. Such employment agreement was for a term of 1 year commencing on April 25, 2000, with an annual salary of $125,000 and a bonus of $25,000. Mrs. Dunne-Fushi was not affiliated with us prior to the acquisition.

       On August 1, 2002, we restructured our note payable to Denise Dunne-Fushi, reducing the principal from $1,740,536 to $600,000 in consideration of the issuance of 4,000,000 shares of our common stock. In addition a prior debt conversion of $225,000 that was to be paid in capital was forgiven. We agreed to issue and register the shares upon obtaining shareholder approval of an amendment to our Articles of Incorporation increasing our authorized capital stock. Principal payments of $10,000 per month will begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, we agreed to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits until May 2004 and vehicle lease until August 2004.

       In accordance with FAS 15, the gain was measured by the excess of the carrying amount of the note payable settled less accrued interest, benefits and car lease payments as per the settlement agreement. On December 5, 2002, the shares were issued to Denise Dunne and we debited liabilities payable in capital stock and credited capital stock in the amount of $376,800 and debt forgiveness in the amount of $889,749.

     The loan is secured under a general security agreement but is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. We have not made any principal payments to Ms. Dunne-Fushi since December 2002 and are currently in default of the loan agreement. In the event of default, Ms. Dunne-Fushi has the option of enforcing the security she holds.

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

     During the fiscal year ended December 31, 2000, we paid to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our United States legal counsel, approximately $100,000 and issued 30,632 shares of common stock in consideration for legal services rendered. Arthur S. Marcus, one of our directors, is a partner of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP.

     During the fiscal year ended December 31, 2001, we paid to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our United States legal counsel, approximately $180,000 and issued 158,635 shares of common stock in consideration for legal services rendered. Arthur S. Marcus, one of our directors, is a partner of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP. We agreed that in the event that our stock traded below $0.10 for ten consecutive trading days or more, we would be obliged to issue shares for the differential or approximately 158,635 shares.

     During the fiscal year ended December 31, 2002, we paid to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our United States legal counsel, approximately $113,000 and issued 158,635 shares of common stock in consideration for legal services rendered. Arthur S. Marcus, one of our directors, is a partner of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP. The 158,635 shares issued were pursuant to an agreement regarding prior share issuances that in the event that our stock traded below $0.10 for ten consecutive trading days or more, we would issue shares for the differential.

     During the fiscal year ended December 31, 2002, we issued 100,336 shares of common stock to Katherine Seto Evans, a former director, in consideration for financial and accounting advisory services rendered.

     On November 1, 2002, we entered into a series of agreements with Thinkpath Training LLC, a New York company, for the purchase of certain assets of our New York training division for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, Thinkpath Training LLC assumed the New York training staff, some assets and is subletting the classroom facilities. The owner of Thinkpath Training LLC, is the daughter of Declan French, our Chief Executive Officer. As a result of this transaction, included in the Accounts Receivable at December 31, 2002, is an amount of approximately $13,351 due to us by Thinkpath Training LLC.

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

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of Form 10-K filed for the year ended December 31, 2002 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our wholly owned subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

ITEM 15. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Financial Statements. See pages F-1 through to F-38.

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

(c) Exhibits.

1.1      Form of Underwriting Agreement(1)
3.1      Bylaws of Thinkpath Inc.(1)
3.2      Articles of Incorporation dated February 11, 1994(1)
3.3      Articles of Amendment dated February 15, 1996(1)
3.4      Articles of Amendment dated April 15, 1998(1)
3.5      Articles of Amendment dated August 6, 1998(1)
3.6      Articles of Amendment dated January 19, 1999(1)
4.2      Form of Underwriters' Warrant(1)
4.3      Specimen Common Share Certificate(1)
10.1     Form of Financial Consulting Agreement(1)
10.2     1998 Stock Option Plan(1)
10.3(a) Lease of Thinkpath Inc.'s headquarters in Toronto, Ontario(1) 10.3(b) Lease of Thinkpath Inc.'s office in New York, New York(1) 10.3(c) Lease of Thinkpath Inc.'s office in Etobicoke, Ontario(1) 10.3(d) Lease of Thinkpath Inc.'s office in Scarborough, Ontario(1) 10.3(e) Lease of Thinkpath Inc.'s office in Ottawa, Ontario(1)
10.4 Employment Agreement between Thinkpath Inc. and Declan French dated August 1998(1)
10.5 Employment Agreement between Thinkpath Inc. and John A. Irwin dated May 18, 1998(1)
10.6 Employment Agreement between Thinkpath Inc. and John R. Wilson dated February 8, 1998(1)
10.7 Employment Agreement between Thinkpath Inc. and Roger Walters dated September 16, 1999(2)
10.8 Form of consulting agreement for Thinkpath Inc.'s independent contractors(1)
10.9     Form of services agreement for Thinkpath Inc.'s customers(1)
10.10 Agreement for the acquisition of the capital stock of International Career Specialists Ltd.(1)
10.11 Agreement for the acquisition of the capital stock of Systemsearch Consulting Services Inc. and Systems PS Inc.(1)
10.12    Agreement for the acquisition of the capital stock of Cad Cam, Inc.(2)
10.13 License Agreement between Thinkpath Inc. and International Officer Centers Corp. dated August 1, 1998(2)
10.13 License Agreement between Thinkpath Inc. and International Officer Centers Corp. dated August 1, 1998(1)
10.14    Consulting Agreement between Thinkpath Inc. and Robert M. Rubin(1)
10.15    Form of Employment Agreement with Confidentiality Provision(1)
10.16 Asset Purchase Agreement between Thinkpath Inc. and Southport Consulting Company(1)
10.17    2000 Stock Option Plan(3)
10.18 Share Purchase Agreement between Thinkpath Inc. and MicroTech Professionals, Inc. dated April 25, 2000(4)
10.19 Non-Binding Letter of Intent between Thinkpath Inc. and Aquila Holdings Limited dated October 4, 2000(4)
10.20 Share Purchase Agreement between Thinkpath Inc. and TidalBeach Inc. dated October 31, 2000(5)
10.21 Consulting Agreement between Thinkpath Inc., and Tsunami Trading Corp. d/b/a Tsunami Financial Communications and International Consulting Group, Inc. dated December 14, 2000(5)

10.23 Share Purchase Agreement by and among Cognicase Inc. and Thinkpath Inc. dated March 1, 2002 (7)
10.24 Employment Agreement between Thinkpath Inc. and Declan French dated November 28, 2001 (8)
10.25 Employment Agreement between Thinkpath Inc. and Laurie Bradley dated January 29, 2001 (8)
10.26 Employment Agreement between Thinkpath Inc. and Tony French dated March 1, 2001 (8)
10.27 Employment Agreement dated between Thinkpath Inc. and Kelly Hankinson dated March 1, 2001 (8)
10.28 Agreement between Thinkpath Inc. and entrenet(2) Capital Advisors, LLC dated November 5, 2001.
10.29 Agreement between Thinkpath Inc. and Olgivie Rothchild Inc. dated January 9, 2002 (8)
10.30    Agreement between Thinkpath Inc. and Dave Wodar dated January 15, 2002
         (8)
10.31    Consulting Agreement between Thinkpath Inc. and Mark Young dated
         June 24, 2002. (9)
10.32 Consulting Agreement between Thinkpath Inc. and George Georgiou dated June 24, 2002 (9)
10.33 Consulting Agreement between Thinkpath Inc. and Peter Benz dated October 1, 2002. (10)
10.34 Consulting Agreement between Thinkpath Inc. and George Furla dated October 1, 2002. (10)
10.35 Consulting Agreement between Thinkpath Inc. and Owen Naccarato dated October 1, 2002. (10)
10.36 Consulting Agreement between Thinkpath Inc. and Michael Rudolph dated October 1, 2002. (10)
10.37 Consulting Agreement between Thinkpath Inc. and Karim Souki dated October 1, 2002. (10)
10.38 Consulting Agreement between Thinkpath Inc. and Howard Schraub dated October 1, 2002. (10)
10.39 Agreement between Thinkpath Inc. and Declan French dated January 27, 2003. (11)
10.40 Agreement between Thinkpath Inc. and Rainery Barba dated February 12, 2003. (12)
23       Consent of Schwartz, Levitsky, Feldman LLP, Independent Auditors (8)

99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------
(1) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on May 26, 1999.
(2) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on October 1, 1999.
(3) Incorporated by reference to Thinkpath Inc.'s Proxy Statement on Form Def-14A filed on May 22, 2000.
(4) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on April 25, 2000.
(5) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on January 12, 2001.
(6) Incorporated by reference to Thinkpath Inc.'s Proxy Statement on Form Def-14A filed on May 21, 2001.
(7) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on March 21, 2002.
(8) Incorporated by reference to Thinkpath Inc., report on Form 10-KSB filed on April April 15, 2002
(9) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form S-8 filed on June 28, 2002
(10) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form S-8 filed on December 11, 2002
(11) Incorporated by reference to Thinkpath Inc., Registration Statement on Form S-8 filed on January 28, 2003.

(12) Incorporated by reference to Thinkpath Inc., Registration Statement on Form S-8 filed on February 14, 2003.
(13) Included herewith.

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

                                    Dated: April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ DECLAN A. FRENCH
---------------------------
Declan A. French (Principal Executive Officer)
Chairman and Chief Executive Officer
April 15, 2003



/S/ KELLY HANKINSON
--------------------------
Kelly Hankinson (Principal Accounting Officer)
Chief Financial Officer
April 15, 2003



/S/ JOHN DUNNE
--------------------------
John Dunne
Director
April 15, 2003


/S/ ARTHUR S. MARCUS
---------------------------
Arthur S. Marcus
Director
April 15, 2003



/S/ LLOYD MACLEAN
---------------------------
Lloyd MacLean
Director
April 15, 2003

                                  Certification

I, Declan A. French, Chief Executive Officer of Thinkpath Inc., certify that:


1.   I have reviewed this annual report on Form 10-K of Thinkpath Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

Date: April 15, 2003
                                         /S/ DECLAN FRENCH
                                           -------------------------
                                             Declan A. French
                                             Chief Executive Officer

                                  Certification


I, Kelly L. Hankinson, Chief Financial Officer of Thinkpath Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Thinkpath Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

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


Date: April 15, 2003
                                                    /S/ KELLY HANKINSON
                                                    ---------------------------
                                                        Kelly L. Hankinson
                                                        Chief Financial Officer

                                 THINKPATH INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     AS OF DECEMBER 31, 2002, 2001 AND 2000
                         TOGETHER WITH AUDITOR'S REPORT

                        (AMOUNTS EXPRESSED IN US DOLLARS)

REPORT OF INDEPENDENT AUDITORS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THINKPATH INC.


We have audited the accompanying consolidated balance sheets of Thinkpath Inc. (formerly Thinkpath.com Inc.), (incorporated in Ontario) as of December 31, 2002, 2001 and 2000 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thinkpath Inc. (formerly Thinkpath.com Inc.) as of December 31, 2002, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2002, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company has suffered recurring losses from operations and has recurring negative working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the company be unable to continue as a going concern, certain assets and liabilities will have to be adjusted to their liquidated values.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2002, Thinkpath Inc., changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets".

Since the accompanying consolidated financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.


Schwartz Levitsky Feldman LLP
Chartered Accountants

Toronto, Ontario
April 11, 2003

THINKPATH INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)

                                           2002          2001        2000
                                         ---------    ---------    ---------
                                             $            $           $
ASSETS

CURRENT ASSETS
   Cash                                    114,018      482,233           -
   Accounts recei                        2,663,823    5,502,113    7,857,999
   Inventory                                    -        40,057       93,670
   Income taxes receivable                      -       431,817      358,436
   Prepaid expenses                        196,683      345,341      335,930
                                        ----------   ----------   ----------
                                         2,974,524    6,801,561    8,646,035

PROPERTY AND EQUIPMENT                   1,915,379    2,859,340    3,596,759
                                        ----------   ----------   ----------

GOODWILL                                 3,748,732    5,128,991    8,585,290

INVESTMENT IN NON-RELATED COMPANIES         45,669    1,013,926    1,318,091

LONG-TERM RECEIVABLE                        53,924       83,450       83,450

OTHER ASSETS                                49,303    1,287,710    1,812,889

DEFERRED INCOME TAXES                         -              -     1,643,426
                                         ---------    ---------    ----------
                                         8,787,531   17,174,978    25,685,940
                                         =========   ==========    ==========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

THINKPATH INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)




                                           2002           2001           2000
                                           ----           ----           ----
                                            $              $               $

                                   LIABILITIES

CURRENT LIABILITIES
Bank indebtedness                          209,776      5,039,171      5,061,410
Receivable Discount Facility             2,340,579           --             --
Accounts payable                         3,197,286      4,073,444      3,822,984
Deferred revenue                           163,609        365,023        219,308
Current portion of long-term debt          380,188        528,285        946,131
Current portion of notes payable           208,254        150,000      1,683,333
12% Convertible Debenture                  192,950           --             --
                                       -----------    -----------    -----------

                                         6,692,642     10,155,923     11,733,166

DEFERRED INCOME TAXES                         --          150,380           --

LONG-TERM DEBT                              84,756        582,432        760,313

NOTES PAYABLE                              686,703      2,340,000      1,641,667

LIABILITIES PAYABLE IN CAPITAL STOCK          --          699,297        751,788
                                       -----------    -----------    -----------

                                         7,464,101     13,928,032     14,886,934
                                       ===========    ===========    ===========
COMMITMENTS AND CONTINGENCIES (NOTE 25)


                              STOCKHOLDERS' EQUITY


CAPITAL STOCK                           33,367,034     26,571,481     23,759,415

DEFICIT                                (30,966,083)   (22,719,044)   (12,306,862)

ACCUMULATED OTHER COMPREHENSIVE LOSS    (1,077,521)      (605,491)      (653,547)
                                       -----------    -----------    -----------

                                         1,323,430      3,246,946     10,799,006
                                       -----------    -----------    -----------

                                         8,787,531     17,174,978     25,685,940
                                       ===========    ===========    ===========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

THINKPATH INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                          2002               2001               2000
                                                       -----------        -----------         -----------
                                                         $                  $                   $
REVENUE                                                 25,064,674         33,183,661          35,736,076

COST OF SERVICES                                        19,462,597         23,785,136          21,301,361
                                                       -----------        -----------         -----------
GROSS PROFIT                                             5,602,077          9,398,525          14,434,715
                                                       -----------        -----------         -----------

OTHER INCOME                                                    -                  -              259,532
                                                       -----------        -----------         -----------
                                                         5,602,077          9,398,525          14,694,247
                                                       -----------        -----------         -----------

EXPENSES
     Administrative                                      4,526,991          5,316,417           6,026,883
     Selling                                             2,980,666          5,021,123           6,349,777
     Financing                                           1,197,240            669,358           4,585,493
     Depreciation and amortization                       1,291,233          1,984,020           1,922,549
     Write down goodwill                                 1,380,259          3,001,391           3,113,268
     Restructuring costs                                         -            116,866              50,565
     Debt Forgiveness                                   (2,308,358)                -                   -
                                                       -----------        -----------         -----------
                                                         9,068,031         16,109,175          22,048,535

OPERATING LOSS FROM CONTINUING OPERATIONS               (3,465,954)        (6,710,650)         (7,354,288)

     Gain (Loss) on Investment                            (565,201)          (329,162)                 -
                                                       -----------        -----------         -----------

LOSS FROM CONTINUING OPERATIONS
     BEFORE INTEREST CHARGES                            (4,031,155)        (7,039,812)         (7,354,288)

     Interest Charges                                    3,969,268            895,849             653,128
                                                       -----------        -----------         -----------

LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                (8,000,423)        (7,935,661)         (8,007,416)

     Income Taxes (recovery)                                 3,741            623,741            (966,772)
                                                       -----------        -----------         -----------

LOSS FROM CONTINUING OPERATIONS                         (8,004,164)        (8,559,402)         (7,040,644)

LOSS FROM DISCONTINUED OPERATIONS
     (INCLUDING GAIN ON DISPOSAL OF $497,579)             (142,488)        (1,124,040)         (1,357,673)
                                                       -----------        -----------         -----------

NET LOSS BEFORE PREFERRED STOCK DIVIDENDS               (8,146,652)        (9,683,442)         (8,398,317)

PREFERRED STOCK DIVIDENDS                                  100,387            728,740           3,646,595

NET LOSS APPLICABLE TO COMMON STOCK                     (8,247,039)       (10,412,182)        (12,044,912)
                                                       ===========        ===========          ==========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     OUTSTANDING BASIC AND FULLY DILUTED                29,000,252         14,943,306           5,296,442
                                                       ===========        ===========           =========

LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
     AVERAGE COMMON STOCK BEFORE PREFERRED
     DIVIDENDS BASIC AND FULLY DILUTED                       (0.28)             (0.57)              (1.33)
                                                       ===========        ===========           =========

LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
     AVERAGE COMMON STOCK AFTER PREFERRED
     DIVIDENDS BASIC AND FULLY DILUTED                       (0.28)             (0.62)             (2.02)
                                                       ===========        ===========          =========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

THINKPATH INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECMEBER 31, 2002, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                                                      ACCUMULATED
                                    COMMON STOCK        PREFERRED STOCK       CAPITAL                                    OTHER
                                     NUMBER OF         NUMBER OF SHARES        STOCK                 COMPREHENSIVE    COMPREHENSIVE
                                       SHARES        A        B       C       AMOUNTS     DEFICIT        LOSS             LOSS
                                    -----------   -------  -------  -----   ----------  -----------   -----------      -----------
Balance as of December 31, 1999       3,865,902   15,000       -      -     7,870,874    (261,950)                         (22,141)

Cumulative effect adjustment                 -        -        -      -     1,091,606  (1,091,606)

Net loss for the year before
preferred stock dividends                    -        -        -      -            -   (8,398,317)      (8,398,317)
                                                                                                       -----------
Other comprehensive income
 (loss), net of tax:
   Foreign currency translation              -        -        -      -            -           -          (707,954)
   Adjustment to market value                -        -        -      -            -           -            76,548
                                                                                                       -----------
 Other comprehensive income                                                                               (631,406)       (631,406)
                                                                                                       -----------
Comprehensive loss                                                                                      (9,029,723)
                                                                                                       ===========
Issuance of common stock              2,821,782       -        -      -     5,394,766          -

Issuance of preferred stock                  -     7,500    1,500     -     2,287,980          -

Conversion of preferred stock to
common stock                          1,694,343   21,450)    (750)    -            -           -

Dividend on preferred stock
from beneficial conversion benefit           -        -        -      -     2,495,201  (2,554,989)

Common stock and warrants issued
in consideration of services
and investments                       3,533,111       -        -      -     4,618,988
                                    -----------   ------ -------- ------   ---------- -----------                       ----------

Balance as of December 31, 2000      11,915,138    1,050      750     -    23,759,415 (12,306,862)                        (653,547)
                                    ===========   ====== ======== ======   ========== ===========                      ===========
Net loss for the year before                                                                            (9,683,442)     (9,683,442)
preferred stock dividends                    -        -        -      -            -                   -----------

Other comprehensive income
 (loss), net of tax:
   Foreign currency translation              -        -        -      -            -           -           209,506
   Adjustment to market value                -        -        -      -            -           -          (161,450)
                                                                                                       -----------
 Other comprehensive income                                                                                 48,056          48,056
                                                                                                       -----------
Comprehensive loss                                                                                      (9,635,386)
                                                                                                       ===========
Issuance of common stock
 for cash                               525,000       -        -      -       400,000          -

Issuance of preferred stock                  -        -        -    ,230    1,230,000          -

Reduction in common stock payable       596,667       -        -      -       709,005          -

Dividend on preferred stock                  -        -        -      -       414,848    (444,647)

Conversion of preferred stock to
common stock                          3,864,634   (1,050)    (750)  (285)          -           -

Beneficial conversion on
Issuance of preferred stock                  -        -        -      -       284,093    (284,093)

Options exercised                        22,122       -        -      -             1          -

Debt settled through the issuance
of common stock                          93,883       -        -      -        44,125          -

Common stock and warrants issued
in consideration of services            714,267       -        -      -       519,994          -

Allowance for deferred taxes
Recoverable on issue expenses                -        -        -      -      (790,000)
                                    -----------   ------ -------- ------   ---------- -----------                        ---------
Balance as of December 31, 2001      17,731,711       -        -     945   26,571,481 (22,719,044)                        (605,491)
                                    ===========   ====== ======== ======   ========== ===========                       ==========

Net loss for the year before
preferred stock dividends                    -        -        -      -            -   (8,146,652)      (8,146,652)
                                                                                                        ----------
Other comprehensive income
 (loss), net of tax:
   Foreign currency translation              -        -        -      -            -           -          (171,283)
   Adjustment to market value                -        -        -      -            -           -          (300,747)
                                                                                                       -----------
 Other comprehensive income                                                                               (472,030)       (472,030)
                                                                                                       -----------
Comprehensive loss                                                                                      (7,674,622)
                                                                                                       ===========
Reduction in common stock payable     8,387,840       -        -      -     1,098,955          -

Dividend on preferred stock                  -        -        -      -        67,530     (67,530)

Conversion of preferred stock to
common stock                         23,278,448       -        -    (945)          -           -

Beneficial conversion on
Issuance of preferred stock                  -        -        -      -        32,857     (32,857)

Debt settled through the
issuance of common stock               2,982,018       -        -      -      434,348          -

Common stock and warrants issued
in consideration of services         13,878,026       -        -      -     1,556,485          -

Warrants issued for cash                     -        -        -      -       707,050          -

Beneficial conversion on
issuance of convertible debt                 -        -        -      -     2,898,328                                   (1,077,521)
                                    -----------   ------ -------- ------   ---------- -----------
Balance as of December 31, 2002      66,258,043       -        -      -    33,367,034 (30,966,083)                      (1,077,197)
                                    ===========   ====== ======== ======   ========== ===========                       ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.


THINKPATH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                     2002           2001          2000
                                                                  -----------    ----------    ----------
                                                                      $               $            $
Cash flows from operating activities
    Net loss before preferred stock dividends                      (8,146,652)   (9,683,442)   (8,398,317)

    Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:

    Amortization                                                    1,291,233     2,469,638     2,119,396
    Loss on disposition                                               149,251          --            --
    Amortization of beneficial conversion (included in interest)    2,898,328          --            --
    Write down of long-term investment                                667,511       344,279        67,000
    Write down of goodwill                                          1,380,259     3,001,391     3,113,268
    Decrease (increase) in accounts receivable                      2,914,575     2,045,046      (142,862)
    Decrease (increase) in prepaid expenses                           159,093       (21,660)       99,092
    Increase (decrease) in accounts payable                          (837,634)      416,109      (451,729)
    Decrease (increase) in deferred income taxes                     (150,380)      993,806    (1,742,898)
    Decrease (increase) in inventory                                   38,784        53,144       (43,666)
    Increase (decrease) in deferred revenue                           (99,942)      147,077       219,308
    Increase in income taxes payable (receivable)                     428,885         2,459      (470,459)
    Common stock and warrants issued for services                   1,556,485       519,994     3,050,288
    Accounts payable settled with common stock                        434,348          --            --
    Liabilities payable in common stock                                  --         (88,152)         --
    Long-term investment received for services                           --        (206,072)     (932,927)
    Gain on disposal of subsidiary                                   (497,579)         --            --
    Expenses on debt-forgiveness                                     (210,000)         --            --
    Forgiveness of long-term debt                                  (2,308,358)     (190,629)         --
                                                                  -----------    ----------    ----------

    Total adjustments                                               7,814,859     9,486,430     4,883,811
                                                                  -----------    ----------    ----------

    Net cash used in operating activities                            (331,793)     (197,012)   (3,514,506)
                                                                  -----------    ----------    ----------

Cash flows from investing activities
    Purchase of capital assets                                       (194,866)     (368,260)   (1,108,814)
    Disposal (purchase) of other assets                                16,156       (15,353)   (1,229,266)
    Proceeds on sale of fixed assets                                   72,892          --            --
    Increase in long-term receivable                                     --            --         (83,450)
    Cash payment for subsidiaries                                        --            --      (1,300,000)
    Proceeds on disposal of subsidiary                              1,247,894          --            --
                                                                  -----------    ----------    ----------

    Net cash provided from (used in) investing activities           1,142,076      (383,613)   (3,721,530)
                                                                  -----------    ----------    ----------

Cash flows from financing activities
    Repayment of notes payable                                       (119,027)     (197,437)   (1,053,174)
    Repayment of long-term debt                                      (643,896)     (505,651)     (187,281)
    Dividend payable                                                     --         (12,560)         --
    Cash received (paid) on long-term debt                          2,599,929          --       1,106,536
    Proceeds from issuance of common stock                               --         400,000     3,237,866
    Proceeds from issuance of preferred stock                            --       1,125,000     2,287,980
    Proceeds from issuance of debentures and warrants                 900,000          --            --
    Increase (decrease in bank indebtedness)                       (3,786,107)      (22,239)      626,211
                                                                  -----------    ----------    ----------

    Net cash provided by financing activities                      (1,049,101)      787,113     6,018,138
                                                                  -----------    ----------    ----------

Effect of foreign currency exchange rate changes                     (129,397)      275,745      (686,690)
                                                                  -----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                 (368,215)      482,233    (1,904,588)
Cash and cash equivalents
    Beginning of period                                               482,233          --       1,904,588
                                                                  -----------    ----------    ----------
    End of period                                                     114,018       482,233          --
                                                                  ===========    ==========    ==========

SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                   1,052,108       340,000       776,637
                                                                  ===========    ==========    ==========
    Income taxes paid (recovered)                                      19,237        38,000       435,089
                                                                  ===========    ==========    ==========
SUPPLEMENTAL NON-CASH ITEMS:
    Preferred stock dividend                                          100,387       728,740     2,554,989
    Common shares issued for liabilities                            1,556,485        44,125       742,200
    Reduction in notes payable                                      1,197,942          --            --
                                                                  ===========    ==========    ==========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000




1. MANAGEMENT'S INTENTIONS

   Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant operating losses, working capital deficiencies, and violation of certain loan covenants. At December 31, 2002, the Company had a working capital deficiency of $3,718,118, a deficit of $30,966,083 and has suffered recurring losses from operations.

   With insufficient working capital from operations, the Company's primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of equity securities. At December 31, 2002, the balance on the receivable discount facility was approximately $2,340,000. Morrison Financial Services purchased the company's security and indebtedness held by its prior lender, Bank One, on December 5, 2002. Bank One accepted a $1,100,000 discount on the payoff of its debt which is included in debt forgiveness in the statement of operations. On December 20, 2002, Morrison Financial Services also purchased the security and indebtedness of the Business Development Bank of Canada, with whom the company had a number of working capital loans. The Business Development Bank of Canada agreed to a discount of $330,000 on payoff.

   At December 31, 2002 the company's position on the receivable discount facility with Morrison Financial exceeded its borrowing capacity based on qualifying receivables. Subsequent to December 31, 2002, the company used proceeds from the sale of equity to pay down the facility. The company is currently within margin of its receivable discount facility with Morrison Financial Services Limited based on 75% of qualifying accounts receivable.

   On December 5 2002, the company closed a 12% Senior Secured Convertible Debt financing arrangement with a syndicate of investors for debentures of up to $3,000,000. The first debenture of $800,000 was purchased together with warrants on closing. On December 18, 2002, the company closed an additional debenture of $100,000. The funds were directed to Bank One to pay down the company's discounted loan balances. Subsequent to December 31, 2002, the company closed an additional $1,100,000 in debentures. The funds were used for various debt settlements and critical payables.

   As at April 15, 2003, management's plans to mitigate and alleviate these adverse conditions and events include:

   a) Commitment from investors for additional convertible debentures of up to $400,000 to be used for working capital. Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs and will permit payments to certain vendors and interest payments on debt.
   b) Ongoing restructuring of debt obligations and settlement of outstanding claims.
   c) Focus on growth in the engineering division, including design services and technical publications and expansion of the engineering service offerings to Ontario, Canada to replace existing lower margin information staffing services.

   Despite its negative working capital and deficit, the company believes that its management has developed a business plan that if successfully implemented could substantially improve the company's operational results and financial condition. However, the company can give no assurances that its current cash flows from operations, if any, borrowings available under its receivable discounting facility with Morrison Financial Services Limited, and proceeds from the sale of securities, will be adequate to fund its expected operating and capital needs for the next twelve months. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results, and the closing of new financing, all of which are subject to substantial uncertainties. Cash flows from operations for the next twelve months will be dependent, among other factors, upon the effect of the current economic slowdown on sales, the impact of the restructuring plan and management's ability to implement its business plan. The failure to return to profitability and optimize operating cash flows in the short term, and close alternate financing, could have a material adverse effect on the company's liquidity position and capital resources.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 a) Going Concern

   These consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate sufficient working capital from operations and external investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 b) Change of Name

   The company changed its name from IT Staffing Ltd. to Thinkpath.com Inc. on February 24, 2000. On June 6, 2001, the company changed its name from Thinkpath.com Inc. to Thinkpath Inc.


 c) Principal Business Activities

   Thinkpath Inc. is an information technology and engineering services company which, along with its wholly-owned subsidiaries Thinkpath US Inc. (formerly Cad Cam Inc.), Thinkpath Michigan Inc. (formerly Cad Cam of Michigan Inc.), Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.), provides engineering, design, technical publications and staffing, services to enhance the resource performance of clients. In addition, the company owns the following companies which are currently inactive: Systemsearch Consulting Services Inc., International Career Specialists Ltd., Microtech Professionals Inc., E-Wink Inc. (80%), Thinkpath Training Inc. (formerly ObjectArts Inc.), Thinkpath Training US Inc. (formerly ObjectArts US Inc.) and TidalBeach Inc. In 2002, the company sold Njoyn Software Incorporated, a wholly-owned subsidiary.

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

 e) Cash and Cash Equivalents

   Cash and cash equivalents include cash on hand, amounts from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of those instruments.

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

 h) Property and Equipment

   Property and equipment are recorded at cost and are amortized over the estimated useful lives of the assets principally using the declining balance method.

   The company's policy is to record leases, which transfer substantially all benefits and risks incidental to ownership of property, as acquisition of property and equipment and to record the occurrences of corresponding obligations as long-term liabilities. Obligations under capital leases are reduced by rental payments net of imputed interest.

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

   4) Prior to the sale of the training division (Note 19), the company provided advanced training and certification in a variety of technologies and revenue was recognized on delivery.

   5) Prior to the sale of the technology division (Note 19), the company licensed software in the form of a Human Capital Management System called Njoyn. The revenue associated with providing this software consisted of an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements was based on the company's determination of the fair value of the elements if they had been sold separately. The customers had the right to choose a provider to host the software which was unrelated to the company. The set-up fee and customization revenue was recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract.

   Revenue was recognized on a percentage of completion basis for contracts with significant amounts of customization and clearly defined milestones agreed to by the customer and an enforceable right to invoice and collect on a partial completion basis.

   For contracts which required significant customization, without clearly defined milestones, and an inability to estimate costs, revenue was reflected on a completed contract basis. Substantial completion was determined based on customer acceptance of the software.

   6) Prior to the sale of the technology division (Note 19), the company also signed contracts for the customization or development of SecondWave, a web development software in accordance with specifications of its clients. The project plan defined milestones to be accomplished and the costs associated. These amounts were billed as they were accomplished and revenue was recognized as the milestones were reached. The work in progress for costs incurred beyond the last accomplished milestone was reflected at the period end. The contracts did not include any post-contract customer support. Additional customer support services were provided at standard daily rates, as services are required.

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

   Thinkpath completed SFAS No. 142 transitional impairment test during the third quarter of 2002 and concluded that there was no impairment of recorded goodwill, as the fair value of its reporting units exceeded their carrying amount as of January 1, 2002. Therefore, the second part of the transitional test was not required to be performed.

   The Company has assessed the financial impact SFAS No. 141 and No. 142 will have on its Consolidated Financial Statements and has recorded a goodwill impairment of $1,380,259 as required by SFAS No. 141 and SFAS 142.


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

   In August 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144, effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's results of operations or financial condition.

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

 r) Accounting for Stock-Based Compensation

   In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules continued in Accounting Principles Board Option No. 25, Accounting for stock issued to employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 31, 1995. The company has adopted the disclosure provisions of SFAS No. 123.

 s) Computer software costs

   The company accounts for the cost of developing computer software, through its wholly owned subsidiary Njoyn Software Incorporated. The company records these costs as research and development expenses until the technological feasibility of the product has been established at which time the costs are deferred. At the end of each year the company compares the unamortized costs represented by deferred developments costs in Other Assets to the net realizable value of the product to determine if a reduction in carrying value is warranted. The software developed for own use which may be sold as a separate product is the Njoyn software and during development, the company decided to market the software and therefore for the costs incurred after technological feasibility was reached has been treated as Deferred Development costs and the amount evaluated on an annual basis to determine if a reduction in carrying value is warranted. On March 8, 2002, Thinkpath sold all of its shares in Njoyn Software Incorporated.

 t) Investments in Non-Related Companies

   The company records its investments in companies in which it holds a 20% or more interest and in which the company can exercise significant influence over the investee's operating and financial policies on the equity basis.

   The company records its investment in companies in which it holds less than 20% interest or in which the company has a 20% or greater interest but the company is unable to exercise significant influence at fair market value. Changes in fair market value are adjusted in comprehensive income, unless the impairments are of a permanent nature, in which case the adjustments are recorded in earnings.

 u) Recent Pronouncements

   In April 2002, the FASB issued SFAS No. 145, which, among other factors, changed the presentation of gains and losses on the extinguishments of debt. Any gain or loss on extinguishments of debt that does not meet the criteria in APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", shall be included in operating earnings and not presented separately as an extraordinary item. The new standard is effective for companies with fiscal years beginning after May 15, 2002. However, the company has elected to adopt the standard as to the debt restructuring gain in the current period, as permitted by SFAS No. 145.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No.146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue, or EITF, No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)". The company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

   In January 2003, the FASB issued SFAS No. 148, Accounting for Stock -Based Compensation - Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements will be effective for the Company's March 31, 2003 10-Q.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirement for most guarantees including loan guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

   In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company.


 v) Advertising Costs

   Advertising costs are expensed as incurred.

3. ACQUISITIONS

   (i) Systemsearch Consulting Services Inc. was acquired on January 2, 1997 for $391,313. This amount was paid by the issuance of common stock and a cash payment of $97,828. The purchase has been reflected as follows:

                    Consideration                              $ 391,313
                    Assumption of net liabilities                 57,321
                                                               ---------

                    Goodwill                                   $ 448,634
                                                               =========

   On December 31, 2001, the Company had written off a portion of the goodwill related to its investment in Systemsearch Consulting Services Inc. The assets and liabilities of this company were sold in 2002 and the balance of the goodwill written off at December 31, 2002.


   (ii) International Career Specialists Ltd. was acquired on January 1, 1998 for $652,188. This amount was paid by the issuance of common stock and a cash payment of $326,094. The purchase was reflected as follows:

                    Consideration                              $ 652,188
                    Assumption of net liabilities                198,409
                                                               ---------

                    Goodwill                                   $ 850,597
                                                               =========

   On December 31, 2000, the Company had written off the goodwill related to its investment in International Career Specialists Ltd. and this company is currently inactive.

   (iii) The assets of Southport Consulting Company, a New Jersey corporation, were acquired by Thinkpath Inc. in a transaction effective October 31, 1998. The consideration for the acquisition was as follows:

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
                                                               ---------
                                                               $ 250,000
                                                               =========

   The assets of this company were written off in 2000.


   (iv) Cad Cam Inc. and its subsidiaries Cad Cam of Michigan Inc., Cad Cam Technical Services Inc., and Cad Cam Integrated Systems Inc. was acquired during 1999 for $6,000,000. This amount was paid as follows: $2,000,000 paid in cash and $500,000 in common stock on the date of closing. The balance consists of three notes payable totaling $2,500,000 and $1,000,000 in the form of common stock to be issued with the final note payable. The documents were executed at the end of September 1999 and the operations consolidated with the company from October 1, 1999. The terms of the note payable were subsequently restructured.

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
                                                               ===========


   (v) MicroTech Professionals Inc., was acquired effective April 1, 2000 for $4,500,000.The amount was to be paid in two installments, based on certain revenue requirements to be met by MicroTech Professionals Inc. The requirements have been met. First Installment: 133,333 common stock issued on closing, $1,250,000 cash paid on closing, $750,000 by a three year promissory note bearing interest at 1/2% above prime paid semi-annually issued on closing. Second Installment: $625,000 in common stock, $875,000 cash, $500,000 by a three-year promissory note bearing interest at 1/2% above prime paid semi-annually. The acquisition was accounted for by the purchase method and the operations have been included in the consolidated operations from April 1, 2000. Refer to note 24(a) for supplemental information. The terms of payment were subsequently restructured.

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
                                                                ===========


   On December 31, 2001, the Company had written off the goodwill related to its investment in MicroTech Professionals Inc. and the company is currently inactive.

   (vi) On March 6, 2000, Thinkpath Inc. completed the acquisition of 80% of E-Wink, Inc., a Delaware corporation, in consideration of: i) 300,000 shares of our common stock valued at $975,000; and ii) warrants to purchase an aggregate of 500,000 shares of our common stock at a price of $3.25 per share for a period of five years valued at $1,458,700. E-Wink was formed to match providers of venture capital, bridge loans and private placement capital with members of the brokerage community through an interactive Website. The full purchase price of $2,433,700 has been allocated to goodwill. The company's software Njoyn and Secondwave would have been used for the development of the Website. The costs to develop the Website were to be funded through a private placement. E-Wink was not successful in raising capital through a private placement and therefore the operations were abandoned. On December 31, 2000,the company has written off the goodwill related to its investment in E-Wink, Inc. This company was inactive at year-end.

4. POOLING OF INTEREST


   Effective January 1, 2000. Thinkpath Inc. entered into a merger and acquisition agreement with a technical training provider, Thinkpath Training Inc. (formerly ObjectArts Inc.) and its subsidiary Thinkpath Training US Inc. (formerly ObjectArts (US) Inc.). Thinkpath Training US Inc. was merged with IT Staffing New York Ltd., an inactive subsidiary of Thinkpath Inc. In exchange for all of the outstanding shares of ObjectArts Inc., the company issued 527,260 common stock. The merger was accounted for as a pooling of interests and the results of ObjectArts Inc. and ObjectArts (US) Inc. have been included for all periods presented. The assets of both of these companies were disposed of in 2002.

   On November 15, 2000, Thinkpath Inc. combined with TidalBeach Inc., a software developer, and in exchange for all of the outstanding shares of TidalBeach Inc., issued 250,000 common stock. The combination has been accounted for as a pooling of interests and the results of TidalBeach Inc. have been included for all periods presented. Refer to note 24(b) for supplemental information concerning TidalBeach Inc. The assets of TidalBeach Inc. were disposed of in 2002.

5. ACCOUNTS RECEIVABLE

                                                          2002        2001         2000
                                                             $           $            $

          Accounts receivable                        2,900,616   6,079,676    8,316,832
          Less: Allowance for doubtful accounts       (236,793)   (577,563)    (458,833)
                                                     ---------  ---------     ---------
                                                     2,663,823   5,502,113    7,857,999
                                                     =========   =========    =========

                                                          2002        2001         2000
                                                             $           $            $
         Allowance for doubtful accounts
         Balance, beginning of year                   577,563      458,833      632,962
         Provision                                   (292,764)      68,620     (147,475)
         Recoveries                                   (48,006)       --         (26,654)
                                                     ---------   ---------    ---------
         Balance, end of year                         236,793      577,563      458,833
                                                     =========   =========    =========



6. PROPERTY AND EQUIPMENT

                                                       2002                        2001       2000
                                       -----------------------------------      ----------    ---------
                                                    ACCUMULATED
                                          COST     AMORTIZATION     NET             NET           NET
                                            $           $            $               $

         Furniture and equipment         728,289      473,171      255,118        344,693      440,732
         Computer equipment
              and software             5,824,959    4,231,022    1,593,937      2,322,887    2,938,431
         Leasehold improvements          201,117      134,793       66,324        191,760      217,596
                                       ---------    ---------    ---------      ---------    ---------

                                       6,754,365    4,838,986    1,915,379      2,859,340    3,596,759
                                       =========    =========    =========      =========    =========

         Assets under capital lease      707,167      380,802      326,365        474,485      536,694
                                       =========    =========    =========      =========    =========


   Amortization of property and equipment for the year ended December 31, 2002 amounted to $974,142 including amortization of assets under capital lease of $110,763.

   Amortization for the year ended December 31, 2001 amounted to $1,594,709 and $1,067,029 for the year ended December 31, 2000. Amortization includes amortization of assets under capital lease of $146,217 for the year ended December 31, 2001 and $136,487 for the year ended December 31, 2000.

7. INVESTMENT IN NON-RELATED COMPANIES

   Investment in non-related companies are represented by the following:

                                                      2002              2001                2000
                    Conexys                        $       1          $667,511            $667,511
                    Digital Cement                    45,668           346,415             507,865
                    Lifelogix                            --             --                 142,715
                                                    --------         ----------         ----------
                    Total                          $  45,669         $1,013,926         $1,318,091
                                                    ========         ==========         ==========

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

   Effective February 26, 2003, the common shares of Conexys were temporarily suspended from trading on the Bermuda Stock Exchange as it does not have adequate sources of funding for its immediate operating requirements and is currently investigating various options to retain and maximize shareholder value including the restructuring of its debt and refinancing of the company.

   At December 31, 2002, the company wrote down its investment by $667,510 to a carrying value of $1. The writedown was considered a permanent decline in value and as such was recorded as a charge to operations.

   ii) Digital Cement

   During fiscal 2000, the company acquired 1,125,000 shares of Digital Cement, representing approximately 4% of that company's shares in consideration of the co-licensing of SecondWave, software developed by TidalBeach Inc., a wholly-owned subsidiary of Thinkpath Inc. The value of these shares was determined to be approximately $507,865 based on a offer to a third party to purchase shares in the company at a price of $0.50 per share. During 2001, the fair value was adjusted to $346,415 with a charge of $161,450 to comprehensive income. During 2002, the fair value was adjusted to $45,668 with a charge of $300,747 to comprehensive income.

   iii) Lifelogix

   During 2000, the company acquired a twenty percent interest in LifeLogix in consideration of the source code for Secondwave, the software which supports LifeLogix's human stress and emotions management systems. The value of these shares is approximately $142,715. This investment has been accounted for on the cost basis as the company does not have the ability to exercise significant influence over LifeLogix as the majority ownership of the investee is concentrated among a small group of shareholders who operate Lifelogix without regard to the views of the company and the company has been unable to obtain quarterly information. This investment was written off in 2001.


   iv) Tillyard Management

   During the year ended December 31, 2001, the company acquired an interest of $130,242 in Tillyard Management Inc., a property management company, in consideration of a real estate management software system developed by Thinkpath Inc. This investment has been accounted for using the cost method. Tillyard was formed to utilize and market the real estate management software. The value of the investment was established based upon the capitalization for the investee and our share of that capitalization. As sufficient funding and interest was not forthcoming, the operations of Tillyard were abandoned and the Company wrote down its investment at December 31, 2001.


8. GOODWILL

   Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries detailed in Note 3. Goodwill has been allocated to reporting units as follows:

                                                   2002                       2001       2000
                                   --------------------------------------   ----------  ----------
                                           ACCUMULATED   IMPAIRMENT
                                     COST  AMORTIZATION   LOSSES      NET      NET         NET
                                      $         $           $           $        $           $
         IT Recruitment             448,634    303,337   145,297        --    145,297    388,818
           (Systemsearch
            Consulting Services)

         Technical Publications
            & Engineering         5,518,858    535,164 1,234,962  3,748,732  4,983,694  8,196,472
           (CadCam Inc.)
                                  ---------- ---------- --------- ---------- ---------  ---------
                                  5,967,492    838,501 1,380,259  3,748,732  5,128,991  8,585,290
                                 ========== ========== ========== ========== =========  =========

   Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires the Company to evaluate the carrying value of goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions reflect management's best estimates and may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in write downs that could adversely affect the Company's earnings.

   During the third quarter of 2002, the company completed its transitional goodwill impairment test as of January 1, 2002 and determined that no adjustment to the carrying value of goodwill was needed.

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

   During the fourth quarter, the IT recruitment unit experienced further decline, indicating impairment. The fair value of the unit was estimated using the expected present value of future cash flows. At December 31, 2002, a further goodwill impairment loss of $87,489 was recognized.

   The Technical Publications and Engineering unit was tested for impairment in the fourth quarter, as operating profits, cash flows and forecasts were lower than expected. At December 31, 2002, a goodwill impairment loss of $1,234,962 was recognized. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

   On an ongoing basis, absent any impairment indicators, the company expects to perform a goodwill impairment test as of the end of the third quarter of every year.

   The following table presents the impact of adopting SFAS No. 142 on net loss and net loss per share had the standard been in effect for the years ended December 31, 2001 and 2000

                                                     2001               2000
                                                     ----               ----

         Reported loss from
         continuing operations                    (8,559,402)       (7,040,644)

         Adjustments:
           Amortization of goodwill                  454,908           319,879
                                                  ----------        ----------
         Adjusted loss from
         continuing operations                    (8,104,494)       (6,720,765)
                                                  ==========        ==========
         Reported loss from continuing
         operations, before preferred
         dividends, basic and fully
         diluted loss per common share                 (0.57)            (1.33)

         Impact of amortization of
         goodwill                                       0.03              0.06
                                                  ----------        ----------

         Adjusted loss from continuing
         operations, before preferred
         dividends, basic and fully
         diluted loss per common share                 (0.54)            (1.27)
                                                  ==========        ==========

         Reported loss from continuing
         operations after preferred
         dividends                                (9,288,142)      (10,687,239)

         Adjustments:
           Amortization of goodwill                  454,908           319,879
                                                  ----------        ----------
         Adjusted loss from continuing
         operations after preferred
         dividends                                (8,833,234)      (10,367,360)
                                                  ==========       ===========
         Reported loss from continuing
         operations, after preferred
         dividends, basic and fully
         diluted loss per common share                 (0.62)            (2.02)

         Impact of amortization of
         goodwill                                       0.03              0.06
                                                  ----------        ----------
         Adjusted loss from continuing
         operations, after preferred
         dividends, basic and fully
         diluted loss per common share                 (0.59)            (1.96)
                                                  ==========        ==========

   Amortization for the year ended December 31, 2001 was $454,908 and $319,879 for 2000. Effective July 1, 2001, the Company changed its amortization period from 30 to 15 years on a prospective basis. The goodwill amortization and any impairment writedown reported in 2001 and 2000, all relate to continuing operations.

   In accordance with the requirements of SFAS 121 and SFAS 142, the impairment of goodwill has resulted in the writedown of the following amounts;

                                                 2002        2001       2000
                                               --------   ---------  ---------
         Systemsearch Consulting Services       145,297     238,673         --
         CadCam Inc.                          1,234,962          --         --
         MicroTech Professionals Inc.                --   2,762,718         --
         International Career Specialists            --          --    679,568
         E-Wink Inc.                                 --          --  2,433,700
                                              ---------  ---------- ----------
                                              1,380,259   3,001,391  3,113,268
                                              =========  ========== ==========

   Systemsearch Consulting Services Inc., MicroTech Professionals Inc., International Career Specialists and E-Wink Inc. are inactive companies.


9. OTHER ASSETS

                                                           2002        2001        2000
                                                            $           $            $

            Deferred development cost                       --      993,765   1,153,445
            Deferred financing costs                        --           --       9,945
            Deferred contracts                              --      250,000     540,000
            Cash surrender value of life insurance       49,303      43,945     109,499
                                                      ---------   ---------   ---------
                                                         49,303   1,287,710   1,812,889
                                                      =========   =========   =========

   Amortization of other assets for the year ended December 31, 2002 amounted to $317,886. Amortization for the year ended December 31, 2001 amounted to $510,038 and $732,488 for the year ended December 31, 2000.

10. BANK INDEBTEDNESS

 i) December 31, 2002

   On December 5, 2002, Bank One's security and indebtedness were purchased by Morrison Financial Services Limited. Bank One accepted a $1,100,000 discount on the payoff of its debt. On July 1, 2002 the company entered into a Forbearance and Modification Agreement with Bank One which was subsequently amended on August 1, 2002, August 15, 2002, September 1, 2002, September 16, 2002, September 30, 2002, October 15, 2002, November 15, 2002, and November 30, 2002. Under the terms of the agreement, the Bank was entitled to forbearance fees and payment of related legal fees and expenses. The Bank charged the company approximately $250,000 in forbearance fees and $18,000 in legal fees.

   Morrison Financial Services Limited charged the company a 15% fee or $165,000 for the discount negotiation with Bank One. The discount amount of $1,100,000 was recognized by the company as debt forgiveness and the fee of $165,000 was netted against this amount for total debt forgiveness of $935,000.


   ii) December 31, 2001

   At December 31, 2001, the Company had $4,870,000 outstanding with Bank One. The revolving line of credit provided for a maximum borrowing amount of $4,760,000 at variable interest rates based on eligible accounts receivable. At December 31, 2001, the Company had an overdraft of $110,000. The Company did not have an authorized overdraft facility with Bank One, however the bank allowed an overdraft of up to $500,000 on a regular basis for approximately ten weeks. At December 31, 2001 and thereafter, the Company was not in compliance with the covenants contained in the revolving line of credit agreement.

   As a result of the default on the loan covenants governing the company's credit line facility, Bank One restricted the company's repayment of certain subordinated loans and notes payable which affected payments to the Business Development Bank of Canada, Roger Walters and Denise Dunne-Fushi.

   iii) December 31, 2000

   The company had a line of credit with Bank One to a maximum of $7,000,000, which bore interest at Canadian prime plus 1.5% per annum and was secured by a general assignment of book debts, a general security agreement and guarantees and postponements of claims by various affiliated companies. The company's average interest rate on short-term borrowings was 9%.

11. CONVERTIBLE DEBENTURE

   Pursuant to a share purchase agreement dated December 5, 2002, the Company entered into an agreement (the "12% Senior Secured Convertible Debenture Agreement"), with a syndicate of investors for debentures of up to $3,000,000. The first debenture of $800,000 was purchased together with 45,714,285 warrants on closing. The debenture will become due twelve months from the date of issuance. The investors will have the right to acquire up to $800,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until December 5, 2009 at a purchase price of $.0175 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

   On December 18, 2002, the Company entered into a share purchase agreement with Tazbaz Holdings Limited for the issuance and sale by the Company of a $100,000 principal amount Convertible Debenture and 5,625,000 warrants to purchase shares of the Company's common stock. The debenture will become due twelve months from the date of issuance. Tazbaz Holdings Limited will have the right to acquire up to $100,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until December 18, 2009 at a purchase price of $.0175 per share. The Company is required to pay interest to Tazbaz Holdings Limited on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

   The proceeds of $900,000 received by the company were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $707,050. The value of the beneficial conversion feature was determined to be $2,898,328 which has been credited to paid in capital and charged to earnings as interest expense in 2002.

   Subsequent to the year end, the beneficial conversion has been recalculated as the conversion price has declined from $.0175. An amount of $14,794,613 will be reflected in the first quarter as an additional interest expense and additional paid in capital.


12. LONG-TERM DEBT

   i) December 31, 2002

   At December 31, 2002, the Company had a loan balance of $31,403 with the Business Development Bank of Canada. The loan was assigned to the Company when it combined with TidalBeach Inc. in November 2000. The loan is secured by a general security agreement with monthly payments of $950.00 and bears interest at 12.5%.

   On December 5, 2002, Morrison Financial Services Limited purchased additional debt belonging to the Business Development Bank of Canada of approximately $440,000 in consideration of $100,000.

   Morrison Financial Services Limited charged the company a 15% fee or $45,000 for the discount negotiation with the Business Development Bank of Canada. The discount amount of $341,467 was recognized by the company as debt forgiveness and the fee of $45,000 was netted against this amount for total debt forgiveness of $296,467.

   In May 2002, the company secured a loan of $259,356 from an individual, Terry Lyons which was secured by the company's IRS refund. The company paid a placement fee of 10% to Mr. Lyons. Although the company received its IRS refund in July 2002, Mr. Lyons agreed to an extension of the loan until October 31, 2003. The loan is payable in twelve monthly payments of $21,613 beginning November 30, 2002 and bears interest at 30% per annum. This loan is subordinated to Morrison Financial Services Limited and no principal payments have been made.

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

   iii) December 31, 2000

   At December 31, 2000, the Company had $545,000 in subordinated debt outstanding to the Business Development Bank of Canada. At December 31, 2000 and thereafter, the Company was not in compliance with the covenant contained in the loan agreements. At December 31, 2000, the loan amounts were reclassified as current.

                                                                                          2002           2001          2000
                                                                                           $              $               $
   a) Included therein:
   A loan with Business Development Bank of Canada ("BDC") secured by a general security agreement at the bank's floating base rate plus a variance of 6% per year on the principal outstanding. At December 31, 2002, the bank's floating
   base rate was 6.5%.                                                                     31,403        419,079        544,656

   A loan with T. Lyons payable in monthly payments of $21,613 which were to begin November 30, 2002 and bearing interest at 30% per annum. This loan is subordinated to Morrison Financial Services Limited and no principal payments
   have been made.                                                                        259,356             --             --

   A loan with Bank One payable in 19 remaining monthly payments of $13,889 plus interest based on prime. Currently the interest is 6%. This loan was paid in
   full on March 31, 2002                                                                      --        263,889        430,000

   Various capital leases with various payment terms and interest rates                   174,191        427,749        731,788
                                                                                       ----------     ----------     ----------
                                                                                          464,944      1,110,717      1,706,444
         Less: current portion                                                            380,188        528,285        946,131
                                                                                       ----------     ----------     ----------
                                                                                       $   84,756     $  582,432        760,313
                                                                                       ==========     ==========     ==========

   b) Future principal payments obligations as at December 31, 2002, were as follows:

                2003                        380,188
                2004                         84,756
                2005                             --
                2006                             --
                2007                             --
                                          ----------
                                             464,944
                                          ==========


   c) Interest expense related to long-term debt was $138,240 for the year ended December 31, 2002. Interest expense with respect to the long-term debt amounted to $99,651 for December 31, 2001 ($278,574 in 2000).

   d) Pursuant to the BDC loan agreement, BDC had the option to acquire 22,122 common stock for an aggregate consideration of $1. The fair market value of these options at the time of issuance was $62,393 ($2.82 per option). The imputed discount on these options was amortized over the term of the loan as interest and was fully amortized prior to January 1, 1999. The options were exercised in July 2001.


13. NOTES PAYABLE

   a) On August 1, 2002, the company restructured its note payable to Roger Walters, reducing the principal from $675,000 to $240,000 in consideration of the issuance of 1,000,000 shares of its common stock. The company agreed to issue and register the shares upon obtaining shareholder approval of an amendment to its Articles of Incorporation increasing its authorized capital stock. Principal payments of $4,000 will be made monthly and started September 1, 2002 until August 1, 2007. This loan is non-interest bearing.

   Also as part of the restructuring, the company agreed to price protection on the 1,756,655 shares that were issued to Mr. Walters in January 2002. In the event that the bid price is less than $.27 per share when Mr. Walters seeks to sell his shares in an open market transaction, the Company will be obligated to issue additional shares of unregistered common stock with a value equal to the difference between $.27 per share and the closing bid price to a floor of $.14 per share.

   The company has accounted for its modification in the terms of its notes payable as troubled debt restructuring. Accordingly, the company has recognized a gain on the restructuring of the old debt based upon the difference between the total carrying value of the original debt (with any accrued interest) and the total future cash flows of the restructured debt. The gain on the restructured debt, included in expenses in the consolidated statement of operations is as follows:

   Old debt
        Principal balance                               $675,000
        Accrued interest                                   --
                                                        --------
        Carrying value                                   675,000

        Common stock issued (2,631,185
        shares at $0.0942)                              (247,858)
        Principal balance of new debt                   (240,000)
        Interest (payable through maturity)                --
                                                        --------
        Gain on restrutured debt                        $187,142
                                                        ========

   All future cash payments under the modified terms will be accounted for as reductions of note payable and no interst expense will be recognized for any period between the closing date and the maturity date.

   The loan is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. The company has not made any principal payments to Mr. Walters since December 2002 and is currently in default of the loan agreement. In the event that the company defaults on payment, the principal balance will bear interest at 12% per annum until payment is made.


   b) On August 1, 2002, the company restructured its note payable to Denise Dunne-Fushi, reducing the principal from $1,740,536 to $600,000 in consideration of the issuance of 4,000,000 shares of its common stock. In addition a prior debt conversion of $225,000 that was to be paid in capital was forgiven. The company agreed to issue and register the shares upon obtaining shareholder approval of an amendment to its Articles of Incorporation increasing its authorized capital stock. Principal payments of $10,000 per month will begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, the company agreed to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits until May 2004 and vehicle lease until August 2004.

   The company has accounted for its modification in the terms of its notes payable as troubled debt restructuring. Accordingly, the company has recognized a gain on the restructuring of the old debt based upon the difference between the total carrying value of the original debt (with any accrued interest) and the total future cash flows of the restructured debt. The gain on the restructured debt, included in expenses in the consolidated statement of operations is as follows:

   Old debt
        Principal balance                               $1,740,536
        Accrued interest                                   --
        Capital stock payable                              225,000
                                                        ----------
        Carrying value                                   1,965,536

        Common stock issued (4,000,000
        shares at $0.0942)                                (376,800)
        Principal balance of new debt                     (600,000)
        Interest, insurance and vehicle
        lease costs                                        (98,987)
                                                         ---------
        Gain on restrutured debt                         $ 889,749
                                                         =========

   All future cash payments under the modified terms will be accounted for as reductions of note payable and no interst expense will be recognized for any period between the closing date and the maturity date.

   The loan is secured under a general security agreement but is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. The company has not made any principal payments to Ms. Dunne-Fushi since December 2002 and is currently in default of the loan agreement. In the event of default, Ms. Dunne-Fushi has the option of enforcing the security she holds.


                                                 2002         2001         2000
                                                   $            $            $

              Note Payable to Roger Walters   224,000       750,000    1,325,000

              Note Payable to Denise Dunne    670,957     1,740,000    2,000,000
                                             --------    ----------   ----------
                                              894,957     2,490,000    3,325,000
              Less: current portion           208,254       150,000    1,683,333
                                              -------    ----------   ----------
                                             $686,703    $2,340,000   $1,641,667
                                             ========    ==========   ==========


   c) Capital repayments as at December 31, 2002

              2003                 208,254
              2004                 193,911
              2005                 182,250
              2006                 176,250
              2007                 134,292
                                ----------
                                 $ 894,957
                                ==========

14. CAPITAL STOCK


   a) Authorized

          100,000,000   Common stock, no par value (30,000,000 at
                        December 31, 2001)
            1,000,000   Preferred stock, issuable in series, rights to be
                        determined by the Board of Directors

   b) Issued

   On June 8, 1999, the company was successful in its Initial Public Offering. 1,100,000 common stock were issued at an issuance price of $5.00 per share. Net proceeds received, after all costs, was $3,442,683. The company trades on the OTC:BB under the trading symbol "THTH-F". As part of the Initial Public Offering, the underwriters exercised the over- allotment, resulting in 107,000 common stock being issued for net proceeds of $465,000. Deferred costs of $1,351,365, which were incurred as part of the completion of the Initial Public Offering, have been applied against the proceeds raised by the offering, and are included in the net proceeds.

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

   During 2000, 3,533,111 common stock were issued for services rendered totaling $3,160,288. An amount of $110,000 has been included in the acquisition of MicroTech and the balance of $3,050,288 has been included in financing expenses as of December 31, 2000. The shares were valued at the date of issue based upon the trading price.

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

   On September 13, 2000, Thinkpath Inc. entered into an agreement with Burlington Capital Markets Inc. to aid the company in further acquisitions. The agreement with Burlington Capital Markets Inc. (Burlington) provided for the issuance of 250,000 shares of our common stock at a cash purchase price of $.01 per share upon signing of the agreement. We further agreed to issue 250,000 at a cash price of $.01 per share upon the successful completion of the Company's first acquisition initiated through Burlington. We further agreed to issue warrants to purchase an aggregate of 400,000 shares of our common stock according to the following schedule: (i) 100,000 shares at an exercise price of $5.00 per share, exercisable at any time after October 13, 2000; (ii) 100,000 shares at an exercise price of $7.00 per share, exercisable at any time after November 13, 2000; (iii) 100,000 shares at an exercise price of $9.00 per share, exercisable at any time after December 13, 2000, and (iv) 100,000 shares at an exercise price of $11.00 per share, exercisable at any time after February 13, 2001. Such warrants were exercisable in whole or in part 5 years from the respective vesting date and contained a cashless exercise provision and registration rights.

   Compensation was to be paid to Burlington at a monthly fee of $10,000 for the term of the agreement with a minimum notice period for termination of six months. Through Burlington, the company began to pursue the acquisition of Aquila Holdings Limited and a letter of intent was signed on October 4, 2000. The company and Aquila subsequently agreed to postpone the transaction. The agreement with Burlington was subsequently terminated and no warrants were issued. In the aggregate, Burlington received 425,000 shares of our common stock and $10,000 pursuant to the agreement. The additional 175,000 shares constituted compensation to Burlington Capital Markets Inc. as a settlement on the termination of the agreement for their entitlement to the monthly fees and the arrival at a letter of intent for the acquisition of Aquila.The difference between the fair market value of the shares and the purchase price of $.01 represents the value agreed between the Company and Burlington for its acquisition services. The total of 425,000 common shares has been reflected as issued for an aggregate cost of $717,250 based on the stock price at the date of the performance was complete. This amount has been expensed in the year ended December 31, 2000 and is included in financing expenses.

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

   During the year ended December 31, 2001, the Company issued 30,632 shares of its common stock in consideration of legal services, 300,000 shares of its common stock in consideration of investment banking services, 596,667 shares to reduce common stock payable of $709,005, and 93,883 shares in settlement of accounts payable. The shares were valued at the date of issue based upon the trading price.

   On May 24, 2002, the company entered into a loan agreement with Tazbaz Holdings Inc., an Ontario Corporation. Pursuant to the agreement, Tazbaz securitized an overdraft position of the company with Bank One in the amount of $650,000 in consideration of an aggregate of 3,221,126 shares of its common stock.

   On June 24, 2002, the company entered into consulting agreements with each of Mark Young and George Georgiou pursuant to which Messrs. Young and Georgiou shall perform consulting services with respect to corporate and debt restructuring. In consideration for such services the company issued 2,250,000 and 1,000,000 shares of its common stock to Messrs. Young and Georgiou, respectively. Pursuant to the agreement the company registered such shares of common stock under an S-8 registration statement. The shares were valued at the date of issue based upon the trading price.

   On October 1, 2002, the company entered into consulting agreements with a group of seven consultants with expertise in restructuring, financing, legal and management services for one-year terms to assist the company with its restructuring and refinancing efforts. In consideration for such services the Company issued warrants to purchase 10,600,000 shares of our common stock at an exercise price of $0.025 per share.

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

   During the year ended December 31, 2002, the Company issued 588,235 shares of its common stock as payment of an executive bonus in the amount of $100,000, 8,387,840 shares to reduce common stock payable of $1,098,955, and 2,393,783 shares in settlement of various accounts payable and liabilities in the amount of $334,348.

   During the year ended December 31, 2002, the company issued both shares of its common stock and warrants as payment for a variety of services: 1,230,000 shares in consideration of investor relations and marketing services in the amount of $79,000; 1,651,495 shares and warrants in consideration of finance services in the amount of $719,664; 546,531 shares in consideration of restructuring services in the amount of $45,321; 3,250,000 shares pursuant to the June 24, 2002 consulting agreements with Mr. Young and Mr. Georgiou in the amount of $520,000; and 7,200,000 shares on the exercise of warrants pursuant to the October 1, 2002 consulting agreements in the amount of $192,500. The shares were valued at the date of issue based upon the trading price.

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

   During the year ended December 31, 2002, the company issued 4,387,840 shares of its common stock to reduce a note payable of $909,297 to Roger Walters related to the purchase of CadCam Inc.

   During the year ended December 31, 2002, the company issued 4,000,000 shares of its common stock to reduce a note payable of $1,140,536 to Denise Dunne related to the purchase of MicroTech Professionals Inc.

   d) Preferred Stock

   On December 30, 1999, 15,000 shares of series A, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $1,500,000. The preferred stock were convertible into common stock at the option of the holders under certain conditions, at any time after the effective date of the registration statement. The conversion price was based on the trading price at December 30, 1999 or 80% of the average of the ten trading days immediately preceding the conversion of the respective shares of Series A, preferred stock. The stockholders of the Series A, 8% cumulative, convertible stock were entitled to receive preferential cumulative quarterly dividends in cash or shares at a rate of 8% simple interest per annum on the stated value per share. The intrinsic value of the conversion price at date of issue was reflected as a dividend of $138,000.

   At any time after the effective date of the registration statement, Thinkpath Inc. had the option to redeem any or all of the shares of Series A, 8% cumulative, convertible, preferred stock by paying to the holders a sum of money equal to 135% of the stated value of the aggregate of the shares being redeemed if the conversion price was less than $2.00.

   Thinkpath Inc. held the option to cause the investors in the December 30, 1999 placement offering to purchase an additional $500,000 worth of Series A, 8% cumulative, convertible, preferred stock upon the same terms as described above. This right was exercised in July, 2000.

   On April 16, 2000, 2,500 shares of Series A, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $250,000. The proceeds were reduced by any issue expenses.

   On April 16, 2000, 1,500 shares of Series B, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $1,500,000. The proceeds were reduced by any issue expenses.

   On July 7, 2000, 5000 shares of Series A, 8% cumulative, convertible, preferred stock, no par value were issued in a private placement for gross proceeds of $500,000. The proceeds were reduced by any issue expenses.

   The preferred stock were convertible into common stock at the option of the holders under certain conditions, at any time after the effective date of the registration statement.

   As of December 31, 2002, there were no Series A or B Convertible Preferred Stock outstanding.

   Pursuant to a share purchase agreement dated April 18, 2001, the Company issued 1,105 shares of Series C 7% Cumulative Convertible Preferred Stock (Series C Preferred Stock). Each share of Series C Preferred Stock had a stated value of $1,000 per share. The shares of Series C Preferred Stock were convertible into shares of the Company's common stock at the option of the holders, at any time after issuance until such shares of Series C Preferred Stock were manditorily converted or redeemed by the Company, under certain conditions. The Company was required to register 200% of the shares of common stock issuable upon the conversion of the 1,105 shares of Series C Preferred Stock. In addition, upon the effective date of such registration statement, the Company was obligated to issue to the holders of Series C Preferred Stock an aggregate of 500 shares of Series C Preferred Stock in consideration for $500,000, under certain conditions.

   The holders of the shares of Series C Preferred Stock were entitled to receive preferential dividends in cash, on a quarterly basis commencing on June 30, 2001, out of any of the Company's funds legally available at the time of declaration of dividends before any other dividend distribution or declared and set apart for payment on any shares of the Company's common stock, or other class of stock presently authorized, at the rate of 7% simple interest per annum on the stated value per share plus any accrued but unpaid dividends, when as and if declared. The Company had the option to pay such dividends in shares of the Company's common stock to be paid (based on an assumed value of $1,000 per share) in full shares only, with a cash payment equal to any fractional shares.

   The number of shares of the Company's common stock into which the Series C Preferred stock was convertible into that number of shares of common stock equal to (i) the sum of (A) the stated value per share and (B) at the holder's election, accrued and unpaid dividends on such share, divided by
   (ii) the Conversion Price". The "Conversion Price" was the lesser of (x) 87.5% of the average of the 5 lowest daily volume weighted average prices of the Company's common stock during the period of 60 consecutive trading days immediately prior the date of the conversion notice; or (y) 90% of the average of the daily volume weighted average prices during the period of the 5 trading days prior to the applicable closing date ($.4798 with respect to the 1,105 shares of Series C 7% Preferred Stock issued and outstanding). The Conversion Price was subject to certain floor and time limitations. At any time prior to October 24, 2001, the Company could, in its sole discretion, redeem in whole or in part, the then issued and outstanding shares of Series C Preferred Stock at a price equal to $1,150 per share, plus all accrued and unpaid dividends, and after October 24, 2001 at a price equal to $1,200 per share, plus all accrued and unpaid dividends.

   During the year ended December 31, 2001, the Company issued 3,864,634 common stock on the conversion of 1,050 Series A preferred stock, 750 Series B preferred stock and 285 Series C preferred stock. The Company paid dividends of $723,607 on the conversions.

   During the year ended December 31, 2002, the Company issued 23,278,448 shares of its common Stock on the conversion of 945 Series C preferred stock. The Company paid dividends of $100,387 on the conversions. As of December 31, 2002, there were no Series C preferred stock outstanding.

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

   During the year ended December 31, 2001, the Company issued 723,436 warrants to the Series C Preferred Stock investors of which 663,484 have a strike price of $0.54 and expire on April 18, 2005. The balance of 59,952 have a strike price of $0.63 and expire on June 8, 2005. As of December 31, 2002, all 723,436 warrants issued in connection with the purchase of the Series C Preferred Stock remain outstanding and none have been exercised.

   On May 24, 2002, the company entered into an agreement with Tazbaz Holdings Limited, pursuant to which Tazbaz securitized an overdraft position of the company with Bank One in the amount of $650,000 until the Bank's repayment on December 5, 2002. Pursuant to this agreement the company issued 10,000,000 warrants; 6,000,000 of which are exercisable at any time and in any amount until November 15, 2009 at a purchase price of $.08 per share, and 4,000,000 of which are exercisable at any time and in any amount until November 15, 2009 at a purchase price of $.04 per share.

   On October 1, 2002, the company entered into consulting agreements with a group of seven consultants with expertise in restructuring, financing, legal and management services for one-year terms to assist the company with its restructuring and refinancing efforts. In consideration for such services the company issued 10,600,000 warrants which are exercisable at any time and in any amount until September 30, 2003 at a purchase price of $.025 per share. As of December 31, 2002, 7,200,000 warrants had been exercised with net proceeds of $192,500.

   On December 5, 2002, the company issued 45,714,285 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount until December 5, 2009 at a purchase price of $.0175 per share.

   Pursuant to the December 18, 2002 convertible debenture, the company issued 5,625,000 warrants to Tazbaz Holdings Limited, which are exercisable at any time and in any amount until December 18, 2009 also at a purchase price of $0.175 per share.

    f) Stock Options

   The company had outstanding stock options issued in conjunction with its long-term financing agreements for 22,122 common stock which were exercised in July 2001, the cost of which has been expensed prior to January 1, 1999, and additional options issued to a previous employee of the company for 200,000 shares exercisable at $2.10, of which 18,508 were exercised during 2000. The balance of 181,492 remain outstanding.

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

   b) Financing expenses include consulting services for financing and the cost of options and warrants.

16. RESTRUCTURING COSTS

   i) December 31, 2002

   At the end of December 31, 2001 the Company had a restructuring reserve balance of $79,118 as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring activities related to the closure of one training location in London, Ontario resulting in costs to sever 3 employees with long-term contracts until December 2002 and the lease commitment for the premises in London Ontario. These long-term contracts do not require the employees to provide services until the date of involuntary termination. Other employees at the London location, without contracts, were terminated during March 2001 and April 2001

   The accrual was relieved throughout fiscal 2002 as severance payments were completed. Details of the restructuring costs and reserve balance is as follows;

          Description            Cash/   Reserve balance   Restructuring  Activity  Reserve balance
                               non/cash  December 31,2001      Costs                December 31, 2002

          Severance packages
           London-Training       Cash      66,518               --        (66,518)        --
          Lease cancellations
           London-Training       Cash      12,600               --        (12,600)        --
                                          -------          -------        -------    -------
              Commitments                  79,118               --        (79,118)        --
                                          =======          =======        =======    =======

   ii) December 31, 2001

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

          Description            Cash/   Reserve balance   Restructuring  Activity  Reserve balance
                               non/cash  December 31, 2000     Costs                December 31, 2001

          Severance packages
             London-Training       Cash     435,173           50,696     (419,351)      66,518
             Toronto-R&D           Cash      17,640          (25,348)       7,708          --
          Lease cancellations
             London-Training       Cash     118,526           27,159     (133,085)      12,600
             Toronto-R&D           Cash                      439,714     (439,714)         --
                                            -------          -------      -------      -------
          Commitments                       571,339          492,221     (984,442)     79,118
                                            =======          =======      =======      =======


   iii) December 31, 2000

   During the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of $685,103 as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring activities (shown below in tabular format) relate to the closure of one training location,in London, Ontario resulting in costs to sever 3 employees with long-term contracts until December 2002 and the lease commitment for the premises in London,Ontario. These long-term contracts do not require the employees to provide services until the date of involuntary termination. Additional restructuring costs will be incurred upon the termination of the balance of the employees at the London location after December 31, 2000. The premises were vacated in April 2001. Operations continued until April 2001 with a very low volume of work as the bulk of training was shifted to the Toronto site.

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
                                                   =======        =======           =======


17. DEFERRED INCOME TAXES AND INCOME TAXES

   a) Deferred Income Taxes

   The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:

                                                        2002          2001           2000
                                                            $                $            $
          Accounting amortization in excess of tax
          amortization                                  9,875           9,875      (190,000)
          Losses available to offset future income
          taxes                                     3,113,829       2,909,873     1,465,157
          Share issue costs                           429,785         532,405       790,957
          Adjustment cash to accrual method          (148,461)       (496,879)     (413,688)
          Investment tax credit                            --              --       201,000
                                                    ---------       ---------      --------
                                                    3,405,028       2,955,274     1,853,426

          Less:  Valuation allowance                3,405,028       3,105,654       210,000
                                                    ---------       ---------      --------
                                                           --         (150,380)    1,643,426
                                                     =========       =========      ========

   As part of the acquisitions of Cad Cam Inc. and MicroTech Professionals Inc., there was a change of control which resulted in the subsidiaries being required to change from the cash method to the accrual method of accounting for income tax purposes.

   b) Current Income Taxes

             Current income taxes consist of:

                                                             2002             2001           2000
                                                                   $                $              $
                 Amount calculated at Federal and
                        Provincial statutory rates        (1,231,955)      (3,533,461)    (2,750,577)
                                                          ----------        ----------     ---------
                 Increase (decrease) resulting from:
                        Permanent differences              2,017,678        1,629,464      1,454,784
                        Timing differences                       --          (141,868)      (103,879)
                        Valuation allowance                  299,374        2,895,654        210,000
                                                           ---------        ----------     ---------
                                                           1,085,097        4,383,250      1,560,905
                                                           ---------        ----------     ---------
                 Current income taxes                        (30,403)         849,789     (1,189,672)
                                                           =========        ==========     =========

   Issue expenses totaling approximately $1,300,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, the loss is available to be carried forward for seven years from the year the loss is incurred. As the US subsidiaries have been acquired by a non-US entity, the taxable income will be increased by approximately $1,025,000 over the next two years as the company is required to change its taxation method from the cash basis to the accrual basis. The company has not reflected the benefit of utilizing non-capital losses totaling approximately $10,000,000 or a capital loss totaling $750,000 in the future as a deferred tax asset as at December 31, 2002. As at the completion of the December 31, 2002 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.


18. OTHER COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) for the year ended December 31, 2002:

                                                      Before Tax   Tax (Expense)  Net-of-Tax
                                                        Amount      or Benefit        Amount
                                                        ------      ----------        ------

        Foreign currency translation adjustments      (171,283)            --      (171,283)

        Adjustment to market value                    (300,747)            --      (300,747)
                                                      ---------       -------     ---------

        Other comprehensive income (loss)             (472,030)            --      (472,030)
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
                                                      =========       ========     =========



        Comprehensive income (loss) for the year ended December 31, 2000:

                                                      Before Tax  Tax (Expense)   Net-of-Tax
                                                        Amount    or Benefit       Amount
                                                        ------    ----------       ------
         Foreign currency translation adjustments     (707,954)        --        (707,954)

         Adjustment to market value                    109,348      (32,800)       76,548
                                                     ---------     --------      --------

         Other comprehensive loss                     (598,606)     (32,800)     (631,406)
                                                     =========     ========    ==========

   The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.


19. DISCONTINUED OPERATIONS

   Effective March 8, 2002, the Company sold its technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. Net proceeds after broker fees were $1,350,000 of which the company received $800,000 in cash and $550,000 worth of unrestricted common shares on closing. The shares were sold on March 11, 2002 for value of $524,673. As part of the transaction, Cognicase assumed all of the staff in the Company's technology division, including the employees of TidalBeach Inc. The company will not have future revenues from either its Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued.

   Technology revenue for the year ended December 31, 2002 was $59,000, $555,000 in 2001 and $827,000 in 2000. The operating loss from the technology division for the year ended December 31, 2002 was $164,000, $732,000 in 2001 and $448,000 in 2000. On disposal, Njoyn had approximately $950,000 in assets consisting primarily of deferred development charges and approximately $30,000 in liabilities consisting primarily of capital lease obligations. The gain on disposal of $400,229 has been reflected in the Income (loss) from discontinued operations. No income taxes have been reflected on this disposition as the sale of the shares gives rise to a capital loss, the benefit of which, is more likely than not to be realized.

   Effective May 1, 2002, the Company signed an agreement with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of the Toronto training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, triOS assumed the Toronto training staff and is subletting the classroom facilities.

   On November 1, 2002, the Company entered into a series of agreements with Thinkpath Training LLC, a New York company, for the purchase of certain assets of the New York training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, Thinkpath Training LLC assumed the New York training staff, some assets and is subletting the classroom facilities.

   As a result of these two transactions, the company will not have future revenues from its training division, and therefore the operations have been reported as discontinued.

   Training revenue for the year ended December 31, 2002 was $1,347,000, $3,163,000 in 2001 and $7,197,000 in 2000. The operating loss from the training division for the year ended December 31, 2002 was $362,000, $391,000 in 2001 and $910,000 in 2000.

   The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc.:

                                         2002            2001           2000
                                         ----            ----           ----
   Revenues                           1,406,490       3,742,550       8,589,704

   Loss from operations before
   income taxes                        (613,405)       (898,001)     (1,580,573)

   Provision for Income taxes
   (recovery)                            26,662         226,048        (222,900)

   Gain on disposal of Njoyn
   Software                             400,229            --             --

   Gain on disposal of Training
   Canada                                97,350            --             --
                                      ---------       ----------      ---------
   Loss from discontinued
   operations                          (142,488)      (1,124,049)    (1,357,673)
                                      =========       ==========     ==========



20. SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

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

   During the year ended December 31, 2002, the company issued common shares and warrants for the following;

                  Services rendered                                   $1,556,485
                  Liabilities payable in common stock                  1,197,942
                  Accounts payable                                       434,348
                                                                      ----------
                                                                      $3,188,775
                                                                     ===========

21. SEGMENTED INFORMATION

      a) Sales by Geographic Area
                                             2002        2001        2000
                                          ----------  ----------  ----------
                                               $           $           $
          Canada                          12,438,653  14,549,495  10,710,553
          United States of America        12,626,021  18,634,166  25,025,523
                                          ----------  ----------  ----------
                                          25,064,674  33,183,661  35,736,076
                                          ==========  ==========  ==========


      b) Net Loss by Geographic Area

                                             2002          2001         2000
                                          -----------   -----------  -----------
                                               $             $            $

          Canada                          (6,515,673)   (4,378,397)  (7,248,889)
          United States of America        (1,630,979)   (5,305,045)  (1,149,428)
                                          -----------   -----------  -----------
                                          (8,146,652)   (9,683,442)  (8,398,317)
                                          ===========   ===========  ===========



      c)   Identifiable Assets by Geographic Area

                                             2002          2001         2000
                                         ----------    ----------    ----------
                                          $              $            $

            Canada                        2,644,647     4,995,715     8,979,711
            United States of America      6,142,884    12,179,263    16,706,229
                                         ----------    ----------    ----------
                                          8,787,531    17,174,978    25,685,940
                                         ==========    ==========    ==========



      d) Revenue and Gross Profit by Operating Segment

                                         2002           2001          2000
                                      -----------   -----------    -----------
                                          $              $              $
         Revenue
         IT Recruitment               12,829,932     16,804,152   13,341,141
         Tech Pubs and Engineering    10,743,287     12,957,139   16,171,216
         IT Documentation              1,491,455      3,422,370    6,223,719
         Training                             --             --           --
         Technology                           --             --           --
                                      ----------     ----------   ----------
                                      25,064,674     33,183,661   35,736,076
                                      ==========     ==========   ==========
         Gross Profit
         IT Recruitment                1,748,806      4,165,374    6,855,307
         Tech Pubs and Engineering     3,478,754      3,927,516    4,858,759
         IT Documentation                374,517      1,305,635    2,720,649
         Training                             --             --           --
         Technology                           --             --           --
                                       ---------     ----------   ----------
                                       5,602,077      9,398,525   14,434,715
                                       =========     ==========   ==========



   e) Revenues from Major Customers

   The consolidated entity had the following revenues from major customers:

   For the year ended December 31, 2002, one customer had sales of $8,548,284 representing approximately 34% of total revenues. In December 2002, the company's contract with this customer was terminated.

   For the year ended December 31, 2001, one customer had sales of $6,800,000 which representing approximately 18% of total revenues.

   For the year ended December 31, 2000, no single customer consisted of more than 10% of the revenues.

   f) Purchases from Major Suppliers There were no significant purchases from major suppliers.



22. EARNINGS PER SHARE

   The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

                                                                 2002             2001          2000
                                                                  $                 $             $
                   Numerator
                   Net loss from continuing operations          (8,004,164)    (8,559,402)    (7,040,644)

                   Preferred stock dividends                      (100,387)      (728,740)    (3,646,595)
                                                               -----------    -----------    -----------
                   Loss available to common stockholders        (8,140,551)    (9,288,142)   (10,687,239)
                                                               -----------    -----------    -----------
                   Loss from discontinued operations              (142,488)    (1,124,040)    (1,357,673)
                                                               -----------    -----------    -----------
                   Net loss                                     (8,247,039)   (10,412,182)   (12,044,912)
                                                               ===========    ===========    ===========
                   Denominator
                   Weighted Average common stock outstanding    29,000,252     14,943,306      5,296,442
                                                               ===========    ===========    ===========
                   Basic and fully diluted loss per common
                   share from continuing operations                   (.28)          (.57)         (1.32)
                                                               ===========    ===========    ===========
                   Basic and fully diluted loss per common
                   share after preferred stock dividends              (.28)          (.62)         (2.02)
                                                               ===========    ===========    ===========
                   Basic and fully diluted loss per common
                   share from discontinued operations                (.005)          (.08)         (0.26)
                                                               ===========    ===========    ===========


                                                                   2002            2001           2000

            Average common stock outstanding                   29,000,252      14,943,306      5,296,442
            Average common stock issuable                          --               --             --
                                                               ----------      ----------     ----------
            Average common stock outstanding
                 assuming dilution                             29,000,252      14,943,306      5,296,442
                                                               ==========      ==========      =========

   The outstanding options and warrants as detailed in note 14 were not included in the computation of the fully diluted earnings per common share as the effect would be anti-dilutive.

   The earnings per share calculation (basic and fully diluted) does not include any common stock for common stock payable as the effect would be anti-dilutive.

   As indicated in Note 27, the company has issued 43,958,652 shares of its common stock upon to the convertible debenture holders upon the conversion of $285,400 of debentures and accrued interest.

   The aggregate per share amount of gain on restructured debt is $0.08.

23. STOCK OPTION PLANS

                                                               OPTIONS        WEIGHTED
                                                                               AVERAGE
                                                                              EXERCISE
                                                                                 PRICE

       Options outstanding at January 1, 2000                    472,625          2.21

       Options granted to key employees and directors            969,500          2.22
       Options exercised during the year                         (18,508)         2.10
       Options forfeited during the year                          (4,000)         3.19
       Options expired during the year                               -
                                                               ---------
       Options outstanding at December 31, 2000                1,419,617          2.21

       Options granted to key employees and directors             35,000           .68
       Options granted to consultant                              50,000           .70
       Options exercised during the year                         (22,125)          .01
       Options forfeited during the year                        (257,500)         3.21
       Options expired during the year                                -
                                                               ---------
       Options outstanding at December 31, 2001                1,224,992

       Options forfeited during the period                      (114,500)         3.22
                                                               ---------
       Options outstanding at December 31, 2002                1,110,492
                                                               =========

       Options exercisable December 31, 2000                     714,117          1.95
       Options exercisable December 31, 2001                   1,059,659          1.75
       Options exercisable December 31, 2002                   1,065,992
       Options available for future grant December 31, 2000          --
       Options available for future grant December 31, 2001      261,500
       Options available for future grant December 31, 2002    6,614,500

   During the year ended December 31, 2002, 114,500 options exercisable at between $3.19 and $3.25 have been forfeited by employees following their termination and the expiry of their option periods to March 31, 2003.

   b) Range of Exercise Prices at December 31, 2002

                     Outstanding     Weighted          Options        Options    Weighted
                       Options       Average         Outstanding    exercisable  Average
                                    Remaining          Average                   Exercise
                                        Life         Exercise Price                Price

      $2.10 - $3.25     565,492      1.61 years          $2.81          520,992      $2.79

      $1 and under      545,000      2.06 years          $0.75          545,000      $0.75



   c) Pro-forma net income


   At December 31, 2002, the company has four stock-based employee compensation plans, which are described more fully in Note 14(f). The company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                   2002          2001          2000
                                              -----------   -----------    ----------

    Net loss, as reported                      (8,146,652)   (9,683,442)   (8,398,317)
    Deduct:  Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                   (292,733)     (445,120)     (541,273)
                                               -----------   -----------   -----------
    Pro forma net loss                         (8,439,385)  (10,128,562)   (8,939,590)
                                               ===========   ===========   ===========

    Net loss, after preferred share dividends   (8,247,039)  (10,412,182)  (12,044,912)
    Deduct: Total stock-based employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                   (292,733)     (445,120)     (541,273)
                                               -----------   -----------    ----------
    Pro forma net loss after preferred
    share dividends                            (8,539,772)  (10,857,302)   (12,586,185)
                                               ===========   ===========   ============
    Earnings per share:
    Basic and fully diluted
     loss per share, as reported                    (0.28)        (0.65)         (1.59)
                                               ===========   ===========   ============
     pro forma loss per share                       (0.29)        (0.68)         (1.70)
                                               ===========   ===========   ============

     loss per share, after preferred dividends      (0.28)        (0.70)         (2.27)
                                               ===========   ===========   ============
     pro forma loss per share, after preferred
     dividends                                      (0.29)        (0.73)         (2.38)
                                               ===========   ===========   ============

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

       There were no option grants in the year ended December 31, 2002.



24. SUPPLEMENTAL INFORMATION

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

25. COMMITMENTS AND CONTINGENCIES

   a) Lease Commitments

   Minimum payments under operating leases for premises occupied by the company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at December 31, 2002 for the next five years are as follows:

                2003                           $562,034
                2004                            564,731
                2005                            455,649
                2006                            223,826
                2007                            223,826
          Thereafter                            671,478
                                              ---------
                                             $2,701,544
                                             ==========

   The lease commitments do not include two operating leases for premises that the company is currently sub leasing to the purchasers of the Canadian and United States training divisions. If the purchasers were to default on payment or abandon the premises, the company would be liable for annual payments of $282,096 expiring August 31, 2006 and $150,534 expiring September 30, 2010.

   The lease commitments do not include two operating leases for premises located in the United States that were closed in the fourth quarter of 2002. The company has not made any payments on these leases since the premises were abandoned. The company does not intend to make any further payments on these leases and the lessors have not tried to enforce payment. The company may be liable for a lease balance of $44,597 which expires November 30, 2004 and $103,686 which expires September 30, 2005.

   b) The Company is party to various lawsuits arising from the normal course of business and its restructuring activities. No material provision has been recorded in the accounts for possible losses or gains. Should any expenditure be incurred by the Company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

   c) On May 22, 2002, the company received a payment of $100,000 from Chubb Insurance for a business interruption claim filed, relating to losses suffered on its New York training division as a result of the terrorist attacks of September 11, 2001. The payment was advanced as a loan, without interest, repayable only in the event that the net recovery is greater than the filed claim. The company does not expect the net recovery, if any, to be greater than the claim amount.



26. RELATED PARTY TRANSACTIONS

   On November 1, 2002, the Company entered into a series of agreements with Thinkpath Training LLC, a New York company, for the purchase of certain assets of the New York training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, Thinkpath Training LLC assumed the New York training staff, some assets and is subletting the classroom facilities. The owner of Thinkpath Training LLC, is the daughter of the Company's Chief Executive Officer. As a result of this transaction, included in the Accounts Receivable at December 31, 2002, is an amount of approximately $13,351 due to the Company by Thinkpath Training LLC.



27. SUBSEQUENT EVENTS

   On January 24, 2003, the company held a Special Meeting of Shareholders at which a resolution was passed amending the company's Articles of Incorporation to increase its authorized capital stock from 100,000,000 to 800,000,000.

   On January 28, 2003, the company registered an aggregate of 12,427,535 shares of common stock, no par value per share, issued to Declan A. French, the company's Chief Executive Officer, pursuant to an amendment to his employment agreement.

   On February 7, 2003, the company entered into a consulting agreement with Rainery Barba who shall perform legal and advisory services for a period of one year. In consideration for such services the company registered an aggregate of 4,000,000 shares of common stock, no par value per share.

   On February 7, 2003, the company entered into a consulting agreement with Dailyfinancial.com Inc. who shall perform corporate consulting services in connection with mergers and acquisitions, corporate finance and other financial services. In consideration for such services the company issued 4,200,000 shares of common stock, no par value per share.

   Subsequent to December 31, 2002, the company closed an additional $1,100,000 in convertible debentures. The funds were used for various debt settlements and critical payables. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $1,100,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of 7 years from the original purchase date at a purchase price of $.0175 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

   The proceeds received by the company were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $517,448. The value of the beneficial conversion feature was determined to be $623,313. As of April 11, 2003, the beneficial conversion was recalculated as the conversion price from time of issuance had declined. An amount of $6,517,670 will be reflected in the first quarter.

   As of April 11, 2003, the company has issued 43,958,652 shares of its common stock upon to the convertible debenture holders upon the conversion of $285,400 of debentures and accrued interest.



28. FINANCIAL INSTRUMENTS

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

   29. COMPARATIVE FIGURES

   Certain figures in the December 31, 2001 and 2000 financial statements have been reclassified to conform with the basis of presentation used at December 31, 2002.