Form 10-Q
period 2003-03-31
THINKPATH INC
filed 2003-05-20
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                       OR

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

                             201 WESTCREEK BOULEVARD
                            BRAMPTON, ONTARIO L6T 5S6
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (905) 460-3040
                               -------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
 SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS),
                                     AND (2)
       HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                 YES |X| NO |_|

           AS OF MAY 19, 2003 THERE WERE 181,658,312 SHARES OF COMMON
                   STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

                                 THINKPATH INC.

                  MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                     Page Number


Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of March 31, 2003 and
         December 31, 2002 and 2001.... ......................................

         Interim Consolidated Statements of Income for the three months ended
         March 31, 2003, 2002 and 2001........................................

         Interim Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2003..........................................

         Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2003, 2002 and 2001..................................

         Notes to Interim Consolidated Financial Statements...................

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........

Item 4.  Controls and Procedures..............................................


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................

Item 2.  Changes in Securities and Use of Proceeds ...........................

Item 3.  Defaults Upon Senior Securities .....................................

Item 4.  Submission of Matters to a Vote of Security Holders .................

Item 5.  Other Information ...................................................

Item 6.  Exhibits and Reports on Form 8-K ....................................

ITEM 1.  FINANCIAL STATEMENTS


                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2003
                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)



THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002, AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)


                                           March 31,   December 31, December 31,
                                            2003          2002         2001
                                             $            $             $

                                     ASSETS

CURRENT ASSETS
     Cash                                      143,802      114,018      482,233
     Accounts receivable                     1,981,479    2,663,823    5,502,113
     Inventory                                    --           --         40,057
     Income taxes receivable                      --           --        431,817
     Prepaid expenses                          264,532      196,683      345,341
                                             ---------    ---------   ----------

                                             2,389,813    2,974,524    6,801,561

PROPERTY AND EQUIPMENT                       1,707,763    1,915,379    2,859,340

GOODWILL                                     3,748,732    3,748,732    5,128,991

INVESTMENT IN NON-RELATED COMPANIES             45,669       45,669    1,013,926

LONG-TERM RECEIVABLE                              --         53,924       83,450

OTHER ASSETS                                    50,642       49,303    1,287,710

DEFERRED INCOME TAXES                             --           --           --
                                             ---------    ---------   ----------

                                             7,942,619    8,787,531   17,174,978
                                             =========    =========   ==========







THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002, AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                       March 31,        December 31,   December 31,
                                                        2003               2002           2001
                                                        ----               ----           ----
                                                          $                 $               $

                                   LIABILITIES

CURRENT LIABILITIES
     Bank indebtedness                                      254,637        209,776      5,039,171
     Receivable Discount Facility                         1,299,652      2,340,579           --
     Accounts payable                                     2,540,305      3,197,286      4,073,444
     Deferred revenue                                        94,433        163,609        365,023
     Current portion of long-term debt                      360,322        380,188        528,285
     Current portion of notes payable                       208,761        208,254        150,000
     12% Convertible Debenture                              560,777        192,950           --
                                                          ---------      ---------     ----------
                                                          5,318,887      6,692,642     10,155,923

DEFERRED INCOME TAXES                                          --             --          150,380

LONG-TERM DEBT                                               63,438         84,756        582,432

NOTES PAYABLE                                               682,565        686,703      2,340,000

LIABILITIES PAYABLE IN CAPITAL STOCK                           --             --          699,297
                                                        -----------    -----------    -----------
                                                          6,064,890      7,464,101     13,928,032
                                                        ===========    ===========    ===========
COMMITMENTS AND CONTINGENCIES (NOTE 23)

                              STOCKHOLDERS' EQUITY


CAPITAL STOCK                                            38,576,916     33,367,034     26,571,481

DEFICIT                                                 (35,621,666)   (30,966,083)   (22,719,044)

ACCUMULATED OTHER COMPREHENSIVE LOSS                     (1,077,521)    (1,077,521)      (605,491)
                                                        -----------    -----------    -----------
                                                          1,877,729      1,323,430      3,246,946
                                                        -----------    -----------    -----------
                                                          7,942,619      8,787,531     17,174,978
                                                        ===========    ===========    ===========


                 The accompanying notes are an integral part of these interim consolidated financial statements





THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                             2003           2002           2001
                                                             ----           ----           ----
                                                               $              $              $

REVENUE                                                    3,292,122      7,014,379      9,339,329

COST OF SERVICES                                           2,457,847      5,271,471      6,377,659
                                                          ----------     ----------     ----------

GROSS PROFIT                                                 834,275      1,742,908      2,961,670

OTHER INCOME                                                    --             --           12,429
                                                          ----------     ----------     ----------
                                                             834,275      1,742,908      2,974,099
                                                          ----------     ----------     ----------
EXPENSES
      Administrative                                         719,575        959,065        936,056
      Selling                                                317,804        956,749      1,439,272
      Depreciation and amortization                          192,064        257,684        448,434
      Restructuring costs                                       --             --           49,919
                                                          ----------     ----------     ----------
                                                           1,229,443      2,173,498      2,873,681

LOSS FROM CONTINUING OPERATIONS
      BEFORE INTEREST CHARGES                               (395,168)      (430,590)       100,418

      Interest Charges                                     4,281,366        224,664        220,287
                                                          ----------     ----------     ----------

LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                 (4,676,534)      (655,254)      (119,869)

      Income Taxes (recovery)                                  3,619        (25,861)       203,962
                                                          ----------     ----------     ----------

LOSS FROM CONTINUING OPERATIONS                           (4,680,153)      (629,393)      (323,831)

LOSS FROM DISCONTINUED OPERATIONS
      (INCLUDING GAIN ON DISPOSAL OF $400,229 IN 2002)        24,570        129,923       (166,465)
                                                          ----------     ----------     ----------

NET LOSS BEFORE PREFERRED STOCK DIVIDENDS                 (4,655,583)      (499,470)      (490,296)

PREFERRED STOCK DIVIDENDS                                       --           23,680        226,500

NET LOSS APPLICABLE TO COMMON STOCK                       (4,655,583)      (523,150)      (716,796)
                                                          ==========     ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
      OUTSTANDING BASIC AND FULLY DILUTED                 57,421,886     17,640,438     13,025,123
                                                          ==========     ==========     ==========

LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
      AVERAGE COMMON STOCK BEFORE PREFERRED
      DIVIDENDS BASIC AND FULLY DILUTED                        (0.08)         (0.03)         (0.04)
                                                          ==========     ==========     ==========

LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
      AVERAGE COMMON STOCK AFTER PREFERRED
      DIVIDENDS BASIC AND FULLY DILUTED                        (0.08)         (0.03)         (0.06)
                                                          ==========     ==========     ==========


                 The accompanying notes are an integral part of these interim consolidated financial statements




THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                                                                                        ACCUMULATED
                          COMMON STOCK         PREFERRED STOCK                CAPITAL                                     OTHER
                            NUMBER OF          NUMBER OF SHARES                STOCK                   COMPREHENSIVE  COMPREHENSIVE
                             SHARES          A            B       C           AMOUNTS          DEFICIT         LOSS         LOSS
                          ------------     -------    --------  ------      ------------    -------------              ------------
Balance as of
  December 31, 2000          11,915,138         1,050    750       --        23,759,415     (12,306,862)                  (653,547)
                           ============    ==========    ===   ========    ============    ============               ============
Net loss for the year
  before preferred
  stock dividends                  --            --      --        --              --        (9,683,442)     (9,683,442)
                                                                                                           ------------
Other comprehensive
  income (loss),
  net of tax:
   Foreign currency
     translation                   --            --      --        --              --              --           209,506
   Adjustment to
     market value                  --            --      --        --              --              --          (161,450)
                                                                                                           ------------
 Other comprehensive
  income                                                                                                        48,056      48,056
                                                                                                           ------------
Comprehensive loss                                                                                          (9,635,386)
                                                                                                           ============
Issuance of common
  stock for cash                525,000          --      --        --           400,000            --

Issuance of
  preferred stock                  --            --      --       1,230       1,230,000            --

Reduction in common
  stock payable                 596,667          --      --        --           709,005            --

Dividend on
  preferred stock                  --            --      --        --           414,848        (444,647)

Conversion of
  preferred stock to
  common stock                3,864,634        (1,050)  (750)      (285)           --              --

Beneficial conversion
  on Issuance of
  preferred stock                 --            --       --        --           284,093        (284,093)

Options exercised                22,122          --      --        --                 1            --

Debt settled through
  the issuance
  of common stock                93,883          --      --        --            44,125            --

Common stock and
  warrants issued
  in consideration
  of services                   714,267          --      --        --           519,994            --

Allowance for
  deferred taxes
  Recoverable on
  issue expenses                   --            --      --        --          (790,000)
                           ------------    ----------    ---   --------    ------------    ------------               ------------
Balance as of
  December 31, 2001          17,731,711          --      --         945      26,571,481     (22,719,044)                  (605,491)
                           ============    ==========    ===   ========    ============    ============               ============
Net loss for the year
  before preferred
  stock dividends                  --            --      --        --              --        (8,146,652)     (8,146,652)
                                                                                                           ------------
Other comprehensive
  income (loss),
  net of tax:
   Foreign currency
     translation                   --            --      --        --              --              --          (171,283)
   Adjustment to
     market value                  --            --      --        --              --              --          (300,747)
                                                                                                           ------------
 Other comprehensive
  income                                                                                                       (472,030)  (472,030)
                                                                                                           ------------
Comprehensive loss                                                                                           (7,674,622)
                                                                                                           ============
Reduction in common
  stock payable               8,387,840          --      --        --         1,098,955            --

Dividend on
  preferred stock                  --            --      --        --            67,530         (67,530)

Conversion of
  preferred stock to
  common stock               23,278,448          --      --       (945)           --              --

Beneficial conversion
  on issuance of
  preferred stock                  --            --      --        --            32,857         (32,857)

Debt settled through
  the issuance
  of common stock             2,982,018          --      --        --           434,348            --

Common stock and
  warrants issued
  in consideration
  of services                13,878,026          --      --        --         1,556,485            --

Warrants issued
  for cash                         --            --      --        --           707,050            --

Beneficial conversion
  on issuance
  of convertible
  debt                             --            --      --        --         2,898,328            --
                           ------------    ----------    ---   --------    ------------    ------------               ------------
Balance as of
  December 31, 2002          66,258,043          --      --        --        33,367,034     (30,966,083)                (1,077,521)
                           ============    ==========    ===   ========    ============    ============               ============
Net loss for the year              --            --      --        --              --        (4,655,583)     (4,655,583)
                                                                                                           ------------
Other comprehensive
  income (loss),
  net of tax:
   Foreign currency
     translation                   --            --      --        --              --              --              --
   Adjustment to
     market value                  --            --      --        --              --              --              --
                                                                                                           ------------
 Other comprehensive
  income                                                                                                           --
                                                                                                           ------------
Comprehensive loss                                                                                           (4,655,583)
                                                                                                           ============
Conversion of 12%
  senior secured
  convertible
  debenture                  37,013,329          --      --        --            61,012            --

Interest on 12% senior
  secured
  Convertible debenture         953,034          --      --        --             5,970            --

Debt settled through
  the issuance
  of common stock            15,930,230          --      --        --           440,899            --

Common stock and
  warrants issued
  in consideration
  of services                10,980,000          --      --        --           226,500            --

Warrants issued
  for cash                         --            --      --        --           446,285            --

Beneficial conversion
  on issuance
  of convertible debt              --            --      --        --         4,029,216            --
                           ------------    ----------    ---   --------    ------------    ------------               ------------
Balance as of
  March 31, 2003            131,134,636          --      --        --        38,576,916     (35,621,666)                (1,077,521)
                           ============    ==========    ===   ========    ============    ============               ============



The accompanying notes are an integral part of these interim consolidated financial statements.



THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                                      2003            2002         2001
                                                                      ----            ----         ----
                                                                       $               $            $
Cash flows from operating activities
    Net loss before preferred stock dividends                      (4,655,583)     (499,470)     (490,296)
                                                                  -----------    ----------     ---------

    Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:

    Amortization                                                      202,452       374,625       560,586
    Amortization of beneficial conversion (included in interest)    4,029,216          --            --
    Decrease (increase) in accounts receivable                        788,200       583,402      (159,078)
    Decrease (increase) in prepaid expenses                           (74,387)      (11,272)     (168,092)
    Increase (decrease) in accounts payable                          (694,484)   (1,087,036)     (327,405)
    Decrease (increase) in deferred income taxes                         --            --         200,000
    Decrease (increase) in inventory                                     --          (3,169)       25,233
    Decrease (increase) in long-term receivable                        57,775          --        (139,956)
    Increase (decrease) in deferred revenue                           (69,288)      (48,542)      (23,710)
    Increase in income taxes payable (receivable)                        --            --            --
    Common stock and warrants issued for services                     226,500          --         246,980
    Accounts payable settled with common stock                        440,899          --            --
    Gain on disposal of subsidiary                                       --        (401,027)         --
                                                                  -----------    ----------     ---------

    Total adjustments                                               4,906,883      (593,019)      214,558
                                                                  -----------    ----------     ---------

    Net cash used in operating activities                             251,300    (1,092,489)     (275,738)
                                                                  -----------    ----------     ---------

Cash flows from investing activities
    Purchase of capital assets                                           --        (222,577)      (62,089)
    Disposal (purchase) of other assets                                  --            --            --
    Proceeds on sale of fixed assets                                     --            --            --
    Proceeds on disposal of subsidiary                                   --       1,320,786          --
                                                                  -----------    ----------     ---------

    Net cash provided from (used in) investing activities                --       1,098,209       (62,089)
                                                                  -----------    ----------     ---------

Cash flows from financing activities
    Repayment of notes payable                                         (3,631)      (37,500)      (73,574)
    Repayment of long-term debt                                    (1,127,505)     (335,861)     (219,734)
    Cash received (paid) on long-term debt                               --            --         225,000
    Proceeds from issuance of common stock                               --            --         400,000
    Proceeds from issuance of debentures and warrants                 875,000          --            --
    Increase (decrease in bank indebtedness)                             --         (28,356)      354,019
                                                                  -----------    ----------     ---------

    Net cash provided by financing activities                        (256,136)     (401,717)      685,711
                                                                  -----------    ----------     ---------

Effect of foreign currency exchange rate changes                       34,620         3,994      (347,884)
                                                                  -----------    ----------     ---------

Net increase (decrease) in cash and cash equivalents                   29,784      (392,003)         --
Cash and cash equivalents
    Beginning of period                                               114,018       482,233          --
                                                                  -----------    ----------     ---------
    End of period                                                     143,802        90,230          --
                                                                  ===========    ==========     =========

SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                     252,150       239,865       116,553
                                                                  ===========    ==========     =========
    Income taxes paid (recovered)                                       4,244       (25,410)        3,962
                                                                  ===========    ==========     =========

SUPPLEMENTAL NON-CASH ITEMS:
    Preferred stock dividend                                             --          23,680       226,500
    Common shares issued for liabilities                              440,899       701,253          --
    Reduction in notes payable                                           --            --            --
                                                                  ===========    ==========     =========

                 The accompanying notes are an integral part of these interim consolidated financial statements


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



1.     MANAGEMENT'S INTENTIONS

       Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant operating losses, working capital deficiencies, and violation of certain loan covenants. At March 31, 2003, the Company had a working capital deficiency of $2,929,074, a deficit of $35,621,666 and has suffered recurring losses from operations.

       With insufficient working capital from operations, the Company's primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of equity securities. At March 31, 2003, the balance on the receivable discount facility was approximately $1,300,000. The company is currently within margin of its receivable discount facility with Morrison Financial Services Limited based on 75% of qualifying accounts receivable.

       During the three months ended March 31, 2003, the company closed $875,000 in convertible debentures pursuant to a financing arrangement entered into on December 5, 2002. The funds were used for various debt settlements and critical payables.

       As at May 16, 2003, management's plans to mitigate and alleviate these adverse conditions and events include:

              a) Commitment from investors for additional convertible debentures of up to $200,000 to be used for working capital. Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs and will permit payments to certain vendors and interest payments on debt.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





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

       4) Prior to the sale of the training division (Note 18), the company provided advanced training and certification in a variety of technologies and revenue was recognized on delivery.

       5) Prior to the sale of the technology division (Note 18), the company licensed software in the form of a Human Capital Management System called Njoyn. The revenue associated with providing this software consisted of an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements was based on the company's determination of the fair value of the elements if they had been sold separately. The customers had the right to choose a provider to host the software which was unrelated to the company. The set-up fee and customization revenue was recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract.

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

       6) Prior to the sale of the technology division (Note 18), the company also signed contracts for the customization or development of SecondWave, a web development software in accordance with specifications of its clients. The project plan defined milestones to be accomplished and the costs associated. These amounts were billed as they were accomplished and revenue was recognized as the milestones were reached. The work in progress for costs incurred beyond the last accomplished milestone was reflected at the period end. The contracts did not include any post-contract customer support. Additional customer support services were provided at standard daily rates, as services are required.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



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

       Thinkpath completed SFAS No.142 transitional impairment test during the third quarter of 2002 and concluded that there was no impairment of recorded goodwill, as the fair value of its reporting units exceeded their carrying amount as of January 1, 2002. Therefore, the second part of the transitional test was not required to be performed.

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

    s) Computer software costs
       The company accounts for the cost of developing computer software, through its wholly-owned subsidiary Njoyn Software Incorporated. The company records these costs as research and development expenses until the technological feasibility of the product has been established at which time the costs are deferred. At the end of each year, the company compares the unamortized costs represented by deferred development costs in Other Assets to the net realizable value of the product to determine if a reduction in carrying value is warranted. The software developed for own use which may be sold as a separate product is the Njoyn software and during development, the company decided to market the software and therefore for the costs incurred after technological feasibility was reached has been treated as Deferred Development costs and the amount evaluated on an annual basis to determine if a reduction in carrying value is warranted. On March 8, 2002, Thinkpath sold all of its shares in Njoyn Software Incorporated.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



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

       In January 2003, the FASB issued SFAS No. 148, Accounting for Stock -Based Compensation - Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements is effective for the March 31, 2003 financial statements.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)




       In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003 with certain exceptions. The Company does not believe that the adoption of Statement No. 149 will have a material effect on the Company.

    v) Advertising Costs
       Advertising costs are expensed as incurred.




4.     ACCOUNTS RECEIVABLE

                                                       March 31,    December 31,  December 31,
                                                         2003          2002          2001
                                                           $             $             $

       Accounts receivable                             2,225,525     2,900,616     6,079,676
       Less: Allowance for doubtful accounts            (244,046)     (236,793)     (577,563)
                                                       ---------     ---------     ---------
                                                       1,981,479     2,663,823     5,502,113
                                                       =========     =========     =========


                                                     March 31,     December 31,   December 31,
                                                        2003          2002          2001
                                                         $             $             $
       Allowance for doubtful accounts
       Balance, beginning of period                     236,793       577,563       458,833
       Provision                                          7,253      (292,764)      118,730
       Recoveries                                            --       (48,006)           --
                                                      ---------     ---------     ---------
       Balance, end of period                           244,046       236,793       577,563
                                                      =========     =========     =========




5.     PROPERTY AND EQUIPMENT

                                               March 31,                   December 31,  December 31,
                                                    2003                         2002          2001
                                     -----------------------------------      ----------    ---------
                                                  ACCUMULATED
                                        COST     AMORTIZATION     NET             NET           NET
                                          $           $            $               $

       Furniture and equipment         728,289      484,601     243,688         255,118      344,693
       Computer equipment
            and software             5,781,090    4,378,099   1,402,991       1,593,937    2,322,887
       Leasehold improvements          201,117      140,033      61,084          66,324      191,760
                                     ---------    ---------    ---------      ---------    ---------

                                     6,710,496    5,002,733    1,707,763      1,915,379    2,859,340
                                     =========    =========    =========      =========    =========

       Assets under capital lease      707,167      403,517      303,650        326,365      474,485
                                     =========    =========    =========      =========    =========


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)




       Amortization of property and equipment for the three months ended March 31, 2003 amounted to $202,452 including amortization of assets under capital lease of $22,715.

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



6.     INVESTMENT IN NON-RELATED COMPANIES

       Investment in non-related companies are represented by the following:


                                        March 31,        December 31,       December 31,
                                            2003                2002               2001

                     Conexys            $      1           $       1           $667,511
                     Digital Cement       45,668              45,668            346,415
                     Lifelogix                --                  --                 --
                                        --------          ----------         ----------
                     Total              $ 45,669           $  45,669         $1,013,926
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

       At December 31, 2002, the company wrote down its investment by $667,510 to a carrying value of $1. The write down was considered a permanent decline in value and as such was recorded as a charge to operations.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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




7.      GOODWILL

       Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                               March 31,                 December 31, December 31,
                                                 2003                        2002         2001
                                 --------------------------------------   ----------   ----------
                                         ACCUMULATED   IMPAIRMENT
                                   COST  AMORTIZATION   LOSSES      NET      NET         NET
                                    $         $           $           $        $           $
       IT Recruitment             448,634    303,337   145,297         --         --    145,297
         (Systemsearch
          Consulting Services)

       Technical Publications
          & Engineering         5,518,858    535,164 1,234,962  3,748,732  3,748,732  4,983,694
         (CadCam Inc.)
                                ---------- ---------- --------- ---------- ---------  ---------
                                5,967,492    838,501 1,380,259  3,748,732  3,748,732  5,128,991
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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)




       The following table presents the impact of adopting SFAS No. 142 on net loss and net loss per share had the standard been in effect for the year ended December 31, 2001.

                                                                                    2001

       Reported loss from continuing operations                                 (8,559,402)

       Adjustments:
         Amortization of goodwill                                                  454,908
                                                                                 ---------

       Adjusted loss from continuing operations                                 (8,104,494)
                                                                                ==========

       Reported loss from continuing operations, before preferred dividends, (0.57) basic and fully diluted loss per common share

       Impact of amortization of goodwill                                             0.03
                                                                                     -----
       Adjusted loss from continuing operations, before preferred
       dividends, basis and fully diluted loss per common share                      (0.54)
                                                                                     =====

       Reported loss from continuing operations after preferred dividends       (9,288,142)

       Adjustments:
         Amortization of goodwill                                                  454,908
                                                                                  --------
       Adjusted loss from continuing operations after preferred dividends       (8,833,234)
                                                                                 =========
       Reported loss from continuing operations, after preferred dividends, basic and fully diluted loss per common share (0.62)

       Impact of amortization of goodwill                                             0.03
                                                                                     -----
       Adjusted loss from continuing operations, after preferred                     (0.59)
       dividends, basis and fully diluted loss per common share                       =====


       Amortization for the year ended December 31, 2001 was $454,908. Effective July 1, 2001, the Company changed its amortization period from 30 to 15 years on a prospective basis. The goodwill amortization and any impairment write down reported in 2001 relate to continuing operations.

       In accordance with the requirements of SFAS 121 and SFAS 142, the impairment of goodwill has resulted in the writedown of the following amounts;
                                                         2002              2001
                                                     --------         ---------
       Systemsearch Consulting Services               145,297           238,673
       CadCam Inc.                                  1,234,962                --
       MicroTech Professionals Inc.                        --         2,762,718
       International Career Specialists                    --                --
       E-Wink Inc.                                         --                --
                                                    ---------        ----------
                                                    1,380,259         3,001,391
                                                    =========        ==========

       Systemsearch Consulting Services Inc., MicroTech Professionals Inc., International Career Specialists and E-Wink Inc. are inactive companies.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)






8.    OTHER ASSETS

                                                       March 31,   December 31,   December 31,
                                                           2003           2002           2001
                                                              $              $              $
             Deferred development cost                       --             --        993,765
             Deferred financing costs                        --             --             --
             Deferred contracts                              --             --        250,000
             Cash surrender value of life insurance      50,642         49,303         43,945
                                                       --------      ---------      ---------
                                                         50,642         49,303      1,287,710
                                                       ========      =========      =========


       Amortization of other assets for the year ended December 31, 2002 amounted to $317,886. Amortization for the year ended December 31, 2001 amounted to $510,038.



9.     BANK INDEBTEDNESS

i)     March 31, 2003

       At March 31, 2003, the company had $1,300,000 outstanding with Morrison Financial Services Limited under a receivable discount facility which allows the company to borrow up to 75% of the value of qualified accounts receivables.

ii)    December 31, 2002

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

iii)   December 31, 2001

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)




10.    CONVERTIBLE DEBENTURE

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

       The proceeds of $900,000 received by the company were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $707,050. The value of the beneficial conversion feature was determined to be $2,898,328 which was credited to paid in capital and charged to earnings as interest expense in 2002.

       During the three months ended March 31, 2003, the company sold an additional $875,000 in convertible debentures along with 50,000,000 warrants. The debenture will become due twelve months from the date of issuance. The investors will have the right to acquire up to $875,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.0175 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

       The proceeds of $875,000 received by the company were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $446,285.

       At March 31, 2003, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $3,935,684 which was credited to paid in capital and charged to earnings as interest expense.


11.    LONG-TERM DEBT

i)     March 31, 2003

       At March 31, 2003, the Company had a loan balance of $30,978 with the Business Development Bank of Canada. The loan was assigned to the Company when it combined with TidalBeach Inc. in November 2000. The loan is secured by a general security agreement with monthly payments of $950.00 and bears interest at 12.5%.

       At March 31, 2003, the company had a loan balance of $259,356 with Terry Lyons.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





ii)    December 31, 2002
       At December 31, 2002, the Company had a loan balance of $31,397 with the Business Development Bank of Canada. The loan was assigned to the Company when it combined with TidalBeach Inc. in November 2000. The loan is secured by a general security agreement with monthly payments of $950.00 and bears interest at 12.5%.

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

iii)   December 31, 2001
       At December 31, 2001, the Company had $419,079 in subordinated debt outstanding to the Business Development Bank of Canada. At December 31, 2001 and thereafter, the Company was not in compliance with the covenant contained in the loan agreements. The Business Development Bank of Canada agreed to postpone principal repayment of its subordinated loans until March 2002.

                                           March 31,  December 31,  December 31,
                                             2003         2002          2001
                                              $            $             $
  a)   Included therein:

       A loan with Business Development
       Bank of Canada ("BDC") secured by
       a general security agreement at
       the bank's floating base rate
       plus a variance of 6% per year on
       the principal outstanding. At
       March 31, 2003, the bank's
       floating base rate was 6.5%.
                                               30,978       31,397      419,079

       A loan with T. Lyons payable in
       monthly payments of $21,613 which
       were to begin November 30, 2002
       and bearing interest at 30% per
       annum. This loan is subordinated
       to Morrison Financial Services
       Limited and no principal payments
       have been made.                        259,356      259,356         --

       A loan with Bank One payable in
       19 remaining monthly payments of
       $13,889 plus interest based on
       prime. This loan was paid in full
       on March 31, 2002                       --             --        263,889

       Various capital leases with
       various payment terms and
       interest rates                         133,426      174,191      427,749
                                             --------    ---------    ---------
                                              423,760      464,944    1,110,717
       Less: current portion                  360,322      380,188      528,285
                                             --------    ---------    ---------
                                               63,438     $ 84,756    $ 582,432
                                             ========    =========    =========

  b) Future principal payments obligations as at March 31, 2003, were as follows:

                2003                        360,322
                2004                         63,438
                2005                             --
                2006                             --
                2007                             --
                                          ----------
                                            423,760
                                          ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



  c) Interest expense related to long-term debt was $10,834 for the three months ended March 31, 2003. Interest expense related to long-term debt was $138,240 for the year ended December 31, 2002 ($99,651 in 2001).

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

       Old debt
          Principal balance                                   $ 675,000
          Accrued interest                                        --
                                                              ---------

          Carrying value                                        675,000

          Common stock issued
            (2,631,185 shares at $0.0942)                      (247,858)
          Principle balance of new debt                        (240,000)
          Interest (payable through maturity)                     --
                                                             ----------
          Gain on restructured debt                          $  187,142
                                                             ==========

       All future cash payments under the modified terms will be accounted for as reductions of note payable and no interest expense will be recognized for any period between the closing date and the maturity date.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





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

       Old debt
          Principal balance                            $ 1,740,536
          Accrued interest                                    --
          Capital stock payable                            225,000
                                                       -----------
          Carrying value                                 1,965,536

          Common stock issued
            (4,000,000 shares at $0.0942)                 (376,800)
          Principle balance of new debt                   (600,000)
          Interest, insurance and vehicle lease costs      (98,987)
                                                       -----------
          Gain on restructured debt                    $   889,749
                                                       ===========

       All future cash payments under the modified terms will be accounted for as reductions of note payable and no interest, insurance or vehicle expense will be recognized for any period between the closing date and the maturity date.

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

                                          March 31,   December 31, December 31,
                                            2003          2002           2001
                                              $             $              $

       Note Payable to Roger Walters       224,000     224,000        750,000

       Note Payable to Denise Dunne        667,326     670,957      1,740,000
                                          --------    --------     ----------
                                           891,326     894,957      2,490,000
       Less: current portion               208,761     208,254        150,000
                                          --------    --------     ----------
                                          $682,565    $686,703     $2,340,000
                                          ========    ========     ==========


  c)   Capital repayments as at March 31, 2003


                 2003                 208,761
                 2004                 193,911
                 2005                 182,250
                 2006                 176,250
                 2007                 130,154
                                   ----------
                                    $ 891,326
                                   ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)




13.    CAPITAL STOCK


       a)  Authorized

       800,000,000   Common stock, no par value (100,000,000 at
                     December 31, 2002)
         1,000,000   Preferred stock, issuable in series, rights to be
                     determined by the Board of Directors


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)




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

       On January 24, 2003, the company amended its Articles of Incorporation to increase its authorized common stock from 100,000,000 to 800,000,000.

       On January 28, 2003, the company registered an aggregate of 12,427,535 shares of common stock, no par value per share, issued to Declan A. French, the company's Chief Executive Officer, pursuant to an amendment to his employment agreement.

       On February 7, 2003, the company entered into a consulting agreement with Rainery Barba, who shall perform legal and advisory services for a period of one year. In consideration for such services the company registered an aggregate of 4,000,000 shares of common stock, no par value per share.

       On February 7, 2003, the company entered into a consulting agreement with Dailyfinancial.com Inc. who shall perform corporate consulting services in connection with mergers and acquisitions, corporate finance and other financial services. In consideration for such services the company issued 4,200,000 shares of common stock, no par value per share.

       During the three months ended March 31, 2003, the company issued 3,502,695 shares of its common stock in settlement of various accounts payable and liabilities in the amount of $80,147.

       During the three months ended March 31, 2003, the company issued both shares of its common stock and warrants as payment for a variety of services: 2,280,000 shares and warrants in consideration of finance services in the amount of $57,000; 4,000,000 shares in consideration of legal services pursuant to the February 7, 2003, agreement with Rainery Barba; 4,200,000 shares in consideration of financial services pursuant to the February 7, 2003 agreement with Dailyfinancial.com Inc.; 500,000 shares in consideration of financial services.

       During the three months ended March 31, 2003, the company issued 37,966,363 shares of its common stock upon the conversion of 12% Senior Secured Convertible Debentures in the amount of $61,012.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





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

       As of March 31, 2003, there were no Series A or B Convertible Preferred Stock outstanding.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

       During the year ended December 31, 2002, the Company issued 23,278,448 shares of its common Stock on the conversion of 945 Series C preferred stock. The Company paid dividends of $100,387 on the conversions. As of March 31, 2003, there were no Series C preferred stock outstanding.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



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

       During the three months ended March 31, 2003, the company issued 50,000,000 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at a purchase price of $.0175 per share.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


15.    RESTRUCTURING COSTS

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

        Description        Cash/    Reserve balance   Restructuring  Activity  Reserve balance
                          non/cash  December 31,2001      Costs                December 31, 2002

        Severance packages
         London-Training    Cash      66,518               --        (66,518)       --
       Lease cancellation
        London-Training     Cash      12,600               --        (12,600)       --
                                     -------           -------       -------    -------
           Commitments                79,118               --        (79,118)       --
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
                                         =======          =======      =======     =======

16.    DEFERRED INCOME TAXES AND INCOME TAXES


       a) Deferred Income Taxes

       The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:

                                                  March 31,     December 31,   December 31,
                                                      2003             2002           2001
                                                         $                $            $
       Accounting amortization in excess of tax
       amortization                                  9,875            9,875          9,875
       Losses available to offset future income
       taxes                                     3,364,376        3,113,829      2,909,873
       Share issue costs                           429,785          429,785        532,405
       Adjustment cash to accrual method          (148,461)        (148,461)      (496,879)
       Investment tax credit                            --               --             --
                                                 ---------        ---------      ---------
                                                 3,655,575        3,405,028      2,955,274

       Less:  Valuation allowance                3,655,575        3,405,028      3,105,654
                                                 ---------        ---------      ---------
                                                        --               --       (150,380)
                                                 =========        =========      =========


       As part of the acquisitions of Cad Cam Inc. and MicroTech Professionals Inc., there was a change of control which resulted in the subsidiaries being required to change from the cash method to the accrual method of accounting for income tax purposes.



  b)   Current Income Taxes

       Current income taxes consist of:
                                                      March 31,     December 31,   December 31,
                                                          2003             2002           2001
                                                             $                $              $
           Amount calculated at Federal and
                  Provincial statutory rates        (1,862,233)      (3,258,661)    (3,533,461)
                                                    ----------       ----------      ---------
           Increase (decrease) resulting from:
                  Permanent differences              1,616,555        2,928,884      1,629,464
                  Timing differences                       --                --       (141,868)
                  Valuation allowance                  250,547          299,374      2,895,654
                                                     ---------       ----------      ---------
                                                     1,867,102        3,228,258      4,383,250
                                                     ---------       ----------      ---------
           Current income taxes                          4,869          (30,403)       849,789
                                                     =========       ==========      =========


       Issue expenses totaling approximately $1,300,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, the loss is available to be carried forward for seven years from the year the loss is incurred. As the US subsidiaries have been acquired by a non-US entity, the taxable income will be increased by approximately $1,025,000 over the next two years as the company is required to change its taxation method from the cash basis to the accrual basis. The company has not reflected the benefit of utilizing non-capital losses totaling approximately $10,200,000 or a capital loss totaling $750,000 in the future as a deferred tax asset as at March 31, 2003. As at the completion of the March 31, 2003 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





17.    OTHER COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) for the three months ended March 31, 2003:

                                                       Before Tax     Tax (Expense)     Net-of-Tax
                                                         Amount        or Benefit           Amount
                                                         ------        ----------           ------

       Foreign currency translation adjustments              --               --               --

       Adjustment to market value                            --               --               --
                                                       ---------         -------        ---------

       Other comprehensive income (loss)                     --               --               --
                                                       =========         ========       =========


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



18.    DISCONTINUED OPERATIONS

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

       There was no technology revenue for the three months ended March 31, 2003 compared to $41,567 for the same period in 2002 and $204,399 in 2001. The operating loss for the three months ended March 31, was $2,748 in 2003, $109,875 in 2002 and $77,410 in 2001. On disposal, Njoyn had approximately $950,000 in assets consisting primarily of deferred development charges and approximately $30,000 in liabilities consisting primarily of capital lease obligations. The gain on disposal of $400,229 has been reflected in the Income (loss) from discontinued operations in 2002. No income taxes have been reflected on this disposition as the sale of the shares gives rise to a capital loss, the benefit of which, is more likely than not to be realized.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





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

       As a result of these two transactions, the company will not have future revenues from its training division and therefore the operations have been reported as discontinued.

       Training revenue for the three months ended March 31, was $67,589 in 2003, $391,299 in 2002 and $1,101,826 in 2001. The operating income from the training division for the three months ended March 31, was $27,318 in 2003, compared to a loss of $161,229 in 2002, and $89,055 in 2001.

       The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc for the three months ending:

                                                      March 31,    March 31,    March 31,
                                                        2003          2002        2001
                                                        ----          ----        ----
       Revenues                                       67,589      432,866    1,306,225

       Income (loss) from operations
         before income taxes                          25,195     (269,855)    (166,465)

       Provision for Income taxes (recovery)             625          451        --

       Gain on disposal of Njoyn Software              --         400,229        --

       Gain on disposal of Training Canada             --            --          --

       Income (loss) from discontinued operations     24,570       129,923    (166,465)



19.    SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


       During the year ended December 31, 2002, the company issued common shares and warrants for the following;

                     Services rendered                      $1,556,485
                     Liabilities payable in common stock     1,197,942
                     Accounts payable                          434,348
                                                            ----------
                                                            $3,188,775
                                                            ==========

       During the three months ended March 31, 2003, the company issued common shares and warrants for the following:

                     Services rendered                        $226,500
                     Accounts payable                          440,899
                                                            ----------
                                                              $667,399
                                                            ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)






20.     SEGMENTED INFORMATION

      a) Sales by Geographic Area
                                         Three Months           Three Months             Three Months
                                            Ended                  Ended                    Ended
                                        March 31, 2003         March 31, 2002          March 31, 2001
                                       ---------------         --------------          --------------
                                               $                      $                       $
          Canada                             799,146              3,334,529               3,456,105
          United States of America         2,492,976              3,679,850               5,883,224
                                          ----------             ----------              ----------
                                           3,292,122              7,014,379               9,339,329
                                          ==========             ==========              ==========


      b) Net Loss by Geographic Area

                                         Three Months           Three Months             Three Months
                                            Ended                  Ended                    Ended
                                        March 31, 2003         March 31, 2002          March 31, 2001
                                       ---------------         --------------          --------------
                                               $                      $                       $

          Canada                          (4,663,520)              (106,835)               (724,741)
          United States of America             7,937               (392,635)                234,445
                                          -----------            -----------             -----------
                                          (4,655,583)              (499,470)               (490,296)
                                          ===========            ===========             ===========



      c)   Identifiable Assets by Geographic Area

                                            March 31,          December 31,              December 31,
                                              2003                  2002                     2001
                                       ---------------         --------------          --------------
                                              $                        $                      $

            Canada                        2,097,630               2,644,647               4,995,715
            United States of America      5,844,989               6,142,884              12,179,263
                                         ----------              ----------              ----------
                                          7,942,619               8,787,531              17,174,978
                                         ==========              ==========              ==========



      d) Revenue and Gross Profit by Operating Segment

                                         Three Months           Three Months            Three Months
                                            Ended                  Ended                   Ended
                                        March 31, 2003         March 31, 2002         March 31, 2001
                                        --------------         --------------         -------------
                                              $                       $                       $
         Revenue
         IT Recruitment                       799,146              3,535,551             4,271,082
         Tech Pubs and Engineering          2,357,877              3,073,332             3,781,473
         IT Documentation                     135,099                405,496             1,286,774
                                           ----------             ----------            ----------
                                            3,292,122              7,014,379             9,339,329
                                           ==========             ==========            ==========
         Gross Profit
         IT Recruitment                        89,167                703,427             1,185,162
         Tech Pubs and Engineering            718,526                932,355             1,059,962
         IT Documentation                      26,582                107,126               716,546
                                            ---------             ----------            ----------
                                              834,275              1,742,908             2,961,670
                                            =========             ==========            ==========


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





      e) Revenues from Major Customers

       The consolidated entity had the following revenues from major customers:

       For the three months ended March 31, 2003, no single customer consisted of more tan 10% of the company's revenues.

       For the three months ended March 31, 2002, one customer had sales of $2,052,787 representing approximately 29% of total revenues. In December 2002, the company's contract with this customer was terminated.

       For the three months ended March 31, 2001, one customer had sales of $1,167,047 representing approximately 13% of total revenues.


      f) Purchases from Major Suppliers There were no significant purchases from major suppliers.



21.    EARNINGS PER SHARE


       The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

                                                             March 31,      March 31,     March 31,
                                                                 2003           2002          2000
                                                                    $              $             $
        Numerator
            Net loss from continuing operations            (4,680,153)      (629,393)      (323,831)

            Preferred stock dividends                           --           (23,680)      (226,500)
                                                          -----------     ----------     ----------
         Loss available to common stockholders             (4,680,153)      (653,073)      (550,331)
                                                          -----------     ----------     ----------
         Income (loss) from discontinued operations            24,570        129,923       (166,465)
                                                          -----------     ----------     ----------
         Net loss                                          (4,655,583)      (523,150)      (716,796)
                                                           ==========     ===========    ==========
       Denominator
        Weighted Average common stock outstanding          57,421,886      17,640,438    13,025,123
                                                           ==========     ===========    ==========
       Basic and fully diluted loss per common
        share from continuing operations                         (.08)          (0.04)       (0.02)
                                                           ==========     ===========    ==========
       Basic and fully diluted loss per common
        share after preferred stock dividends                    (.08)          (0.04)       (0.04)
                                                           ==========     ===========    ==========
       Basic and fully diluted loss per common
        share from discontinued operations                       (.08)          (0.03)       (0.06)
                                                           ==========     ===========    ==========

                                                             March 31,      March 31,     March 31,
                                                                 2003           2002          2000

        Average common stock outstanding                   57,421,886      17,640,438     13,025,123
        Average common stock issuable                          --               --             --
                                                           ----------      ----------     ----------
        Average common stock outstanding
             assuming dilution                             57,421,886      17,640,438     13,025,123
                                                           ==========      ==========     ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)




       The outstanding options and warrants as detailed in note 13 were not included in the computation of the fully diluted earnings per common share as the effect would be anti-dilutive.

       The earnings per share calculation (basic and fully diluted) does not include any common stock for common stock payable as the effect would be anti-dilutive.

       As indicated in Note 25, the company has issued 90,951,830 shares of its common stock upon to the convertible debenture holders upon the conversion of $388,900 of debentures and accrued interest.



22.    STOCK OPTION PLANS

                                                               OPTIONS        WEIGHTED
                                                                               AVERAGE
                                                                              EXERCISE
                                                                                 PRICE

       Options outstanding at January 1, 2000                    472,625          2.21

       Options granted to key employees and directors            969,500          2.22
       Options exercised during the year                         (18,508)         2.10
       Options forfeited during the year                          (4,000)         3.19
       Options expired during the year                               -
                                                               ---------
       Options outstanding at December 31, 2000                1,419,617          2.21

       Options granted to key employees and directors             35,000           .68
       Options granted to consultant                              50,000           .70
       Options exercised during the year                         (22,125)          .01
       Options forfeited during the year                        (257,500)         3.21
       Options expired during the year                                -
                                                               ---------
       Options outstanding at December 31, 2001                1,224,992

       Options forfeited during the period                      (114,500)         3.22
                                                               ---------
       Options outstanding at December 31, 2002                1,110,492
                                                               =========
       Options granted, exercised, forfeited or expired
       during the period                                              --
                                                               ---------
       Options outstanding at March 31, 2003                   1,110,492
                                                               =========

       Options exercisable December 31, 2000                     714,117          1.95
       Options exercisable December 31, 2001                   1,059,659          1.75
       Options exercisable December 31, 2002                   1,065,992
       Options available for future grant December 31, 2000          --
       Options available for future grant December 31, 2001      261,500
       Options available for future grant December 31, 2002    6,614,500


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)






    b) Range of Exercise Prices at March 31, 2003


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



      c) Pro-forma net income

       At March 31, 2003, the company has four stock-based employee compensation plans, which are described more fully in Note 13(f). The company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected n net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                    March 31,     March 31,      March 31,
                                                        2003          2002           2001
                                                 -----------   -----------     ----------
       Net loss, as reported                      (4,655,583)     (499,470)      (490,296)
       Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effects                    (41,202)      (73,138)      (111,280)
                                                  -----------   -----------   -----------
       Pro forma net loss                         (4,696,785)     (572,608)      (601,576)
                                                  ===========   ===========   ===========

       Net loss, after preferred share dividends  (4,655,583)     (523,150)      (716,796)
       Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effects                    (41,202)      (73,138)      (111,280)
                                                  -----------   -----------    ----------
       Pro forma net loss after preferred
       share dividends                            (4,696,785)     (596,288)      (828,076)
                                                  ===========   ===========   ============
       Earnings per share:
       Basic and fully diluted
        loss per share, as reported                    (0.08)        (0.03)         (0.04)
                                                  ===========   ===========   ============
        pro forma loss per share                       (0.08)        (0.03)         (0.05)
                                                  ===========   ===========   ============

        loss per share, after preferred dividends      (0.08)        (0.03)         (0.06)
                                                  ===========   ===========   ============
        pro forma loss per share, after preferred
        dividends                                      (0.08)        (0.03)         (0.06)
                                                  ===========   ===========   ============

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





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

       There were no option grants in the year ended December 31, 2002. There were no option grants in the three months ended March 31, 2003.



23.    COMMITMENT AND CONTINGENCIES

a)     Lease Commitments

       Minimum payments under operating leases for premises occupied by the company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at March 31, 2003, for the next five years are as follows:

                2003                           $421,259
                2004                            564,731
                2005                            455,649
                2006                            223,826
                2007                            223,826
          Thereafter                            671,478
                                              ---------
                                             $2,560,769
                                             ==========

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

       On April 16, 2003, the company entered into a sublease agreement for new corporate headquarters in Brampton, Ontario. The term of the lease is five years beginning May 1, 2003 at an expense of approximately $69,000 for the first year.

       On April 25, 2003, the company abandoned its corporate headquarters in Toronto. The term of the lease does not expire until December 31, 2010. The company currently owes approximately $667,000 in rent arrears and intends to make an offer to the landlord for a deferred payment schedule at a significant discount. The company does not intend to make any payments against future rent for these premises. However, the company may be held liable for a lease balance of approximately $1,500,000 should the landlord try to enforce payment.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





  b) The Company is party to various lawsuits arising from the normal course of business and its restructuring activities. No material provision has been recorded in the accounts for possible losses or gains. Should any expenditure be incurred by the Company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

   c) On May 22, 2002, the company received a payment of $100,000 from Chubb Insurance for a business interruption claim filed in relation to losses suffered in its New York training division as a result of the terrorist attacks of September 11, 2001. The payment was advanced as a loan, without interest, repayable only in the event that the net recovery is greater than the filed claim. The company does not expect the net recovery, if any, to be greater than the claim amount.


24.    RELATED PARTY TRANSACTIONS

       On November 1, 2002, the Company entered into a series of agreements with Thinkpath Training LLC, a New York company, for the purchase of certain assets of the New York training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, Thinkpath Training LLC assumed the New York training staff, some assets and is subletting the classroom facilities. The owner of Thinkpath Training LLC, is the daughter of the Company's Chief Executive Officer. As a result of this transaction, included in the Accounts Receivable at March 31, 2003, is an amount of approximately $3,411 due to the Company by Thinkpath Training LLC.



25.    SUBSEQUENT EVENTS

       Subsequent to March 31, 2003, the company closed an additional $175,000 in convertible debentures together with 10,000,000 warrants. The funds were used for various debt settlements and critical payables. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $175,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of 7 years from the original purchase date at a purchase price of $.0175 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

       The proceeds received by the company were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $42,641.

       As of May 16, 2003, the company has issued 90,951,830 shares of its common stock upon to the convertible debenture holders upon the conversion of $388,900 of debentures and accrued interest.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)




26.    FINANCIAL INSTRUMENTS

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



27.    COMPARATIVE FIGURES

       Certain figures in the March 31, 2002 and 2001 financial statements have been reclassified to conform with the basis of presentation used at March 31, 2003.

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

         At March 31, 2003, all of our investments in non-related companies totaling $45,669 were accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

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

         Effective March 8, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the (eight employees) staff in our technology division. As a result of the sale to Cognicase, we will not have future revenues from Njoyn and the operations have been reported as discontinued.

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

         As a result of the sale of Njoyn to Cognicase Inc. and their assumption of all of our technology staff, we will no longer have future revenues from SecondWave Inc. and the operations have also been reported as discontinued.


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

         The IT recruitment unit was tested for impairment in the third quarter of 2002, after the annual forecasting process. Due to a decrease in margins and the loss of key sales personnel, operating profits and cash flows were lower than expected in the first nine months of 2002. Based on that trend, the earnings forecast for the next two years was revised. At September 30, 2002, we recognized a goodwill impairment loss of $57,808 in the IT recruitment unit. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

         During the fourth quarter of 2002, the IT recruitment unit experienced further decline, indicating impairment. The fair value of the unit was estimated using the expected present value of future cash flows. At December 31, 2002, a further goodwill impairment loss of $87,589 was recognized.

          The Technical Publications and Engineering unit was also tested for impairment in the fourth quarter of 2002, as operating profits, cash flows and forecasts were lower than expected. At December 31, 2002, a goodwill impairment loss of $1,234,962 was recognized. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

           On an ongoing basis, absent any impairment indicators, we expect to perform a goodwill impairment test as of the end of the third quarter during the fourth quarter of each year.

           Had the standard been in effect for the three months ended March 31, 2001, our net loss would decrease by $147,368 from a loss of $490,296 to a loss of $342,298 and our net loss per share would decrease by $0.01 from a net loss per share of $0.04 to a net loss per share of $0.03.

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


THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

REVENUE
           For the three months ended March 31, 2003, we derived 76% of our revenue in the United States compared to 52% for the three months ended March 31, 2002. The increase in total revenue derived from the United States is a result of the decrease in IT recruitment sales in Canada as a result of the termination of a contract with a major customer in December 2002 which contributed approximately $8,200,000 in IT revenues annually.

         For the three months ended March 31, 2003, our primary source of revenue was engineering services including technical publications, engineering design and e-learning. Engineering services represented 72% of total revenue compared to 44% for the three months ended March 31, 2002. Revenue from engineering services for the three months ended March 31, 2003 decreased by $710,000 or 23% to $2,360,000 compared to $3,070,000 for the three months ended March 31, 2002. The decrease in engineering sales is a result of the reduction of the sales force for this division.

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

         For the three months ended March 31, 2003, IT recruitment sales represented 24% of total revenue compared to 50% for the three months ended March 31, 2002. Recruitment revenue for the three months ended March 31, 2003 decreased by $2,740,000 or 77% to $800,000 compared to $3,540,000 for the three months ended March 31, 2002. The decrease in recruitment revenue is primarily a result of the termination of a contract with a major customer as well as general cutbacks and reduced hiring in the telecommunications, network and financial services industries.

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

         Selected recruitment customers include Fujitsu, Bank of Montreal, Goldman Sachs, and Sprint Canada. In the case of contract services, we provide our customers with independent contractors or "contract workers" who usually work under the supervision of the customer's management. Generally, we enter into a time-and-materials contract with our customer whereby the customer pays us an agreed upon hourly rate for the contract worker. We pay the contract worker pursuant to a separate consulting agreement. The contract worker generally receives between 80% and 85% of the amount paid to us by the customer; however, such payment is usually not based on any formula and may vary for different engagements. We seek to gain "preferred supplier status" with our larger customers to secure a larger percentage of those customers' businesses. While such status is likely to result in increased revenue and gross profit, it is likely to reduce gross margin percentage because we are likely to accept a lower hourly rate from our customers and there can be no assurance that we will be able to reduce the hourly rate paid to our consultants. In the case of permanent placement services, we identify and provide candidates to fill permanent positions for our customers.

         For the three months ended March 31, 2003, information technology documentation services represented approximately 4% of our revenue compared to 6% for the three months ended March 31, 2002. Revenue from information technology documentation services for the three months ended March 31, 2003 decreased by $270,000 or 66% to $140,000 compared to $410,000 for the three months ended March 31, 2002.

         The substantial decrease in revenue from information technology documentation services is primarily due to the loss of sales personnel and the general economic slowdown in this industry. This division offers a very specialized service, and relied on several key customers in a very localized market. Many of these customers have either cancelled projects or have put a number of their projects on hold. In response to these conditions, we terminated the staff in this division and transferred the existing contracts to another office.

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


Gross Profit

         Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of engineering services include wages, benefits, software training and project expenses. The average gross profit for the engineering division was 31% for the three months ended March 31, 2003 compared to 30% for the three months ended March 31, 2002. The increase in gross profit for technical publications and engineering services is a result of the increase in higher margin contracts in technical publications and e-learning compared to the traditional engineering services. In addition, we are engaging in more time-and-materials based contracts versus fixed-cost contracts which prevents against project and costs overruns.

         The direct costs of contract recruitment include contractor fees and benefits. Gross profit for IT recruitment services for the three months ended March 31, 2003 declined to 11% from 20% for the three months ended March 31, 2002. The decline in gross profit is a result of our focus on contract sales and our preferred vendor status with large clients for information technology contract recruitment services. It is often necessary to lower billing rates and markups to be successful in the bid process. In addition, revenue from permanent placements which has 100% gross profit has declined considerably over last year, contributing to the decline in gross profit in this division.

         The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the information technology division for the three months ended March 31, 2003 was 20% compared to 26% for the three months ended March 31, 2002. The decline in gross profit in the current period is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.

THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

REVENUE

        For the three months ended March 31, 2002, we derived 52% of our revenue in the United States compared to 63% for the three months ended March 31, 2001. The decrease in the total revenue derived from the United States was a result of the increase in IT Recruitment sales in Canada and the decrease in Technical Training and IT Documentation sales in the United States.

         For the three months ended March 31, 2002, our primary source of revenue was recruitment, representing 50% of total revenue compared to 46% for the three months ended March 31, 2001. Recruitment revenue for the three months ended March 31, 2002 decreased $730,000 or 17% to $3,540,000 compared to $4,270,000 for the three months ended March 31, 2001. The decrease in recruitment revenue is a result of cutbacks and reduced hiring in the telecommunications, network and financial services industries. Our recruitment division has preferred supplier agreements with AT&T, Rogers Communications, Sprint Canada and several Canadian banks.

          For the three months ended March 31, 2002, 44% of our revenue came from engineering services including technical publications, engineering design and e-learning compared to 40% for the three months ended March 31, 2001. Revenue from engineering services for the three months ended March 31, 2002 decreased $710,000 or 19% to $3,070,000 compared to $3,780,000 for the three months ended March 31, 2001.

           For the three months ended March 31, 2002, information technology documentation services represented approximately 6% of our revenue compared to 14% for the three months ended March 31, 2001. Revenue from information technology documentation services for the three months ended March 31, 2002 decreased $880,000 or 68% to $410,000 compared to $1,290,000 for the three months ended March 31, 2001.

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

Gross Profit

        Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of contract recruitment include contractor fees and benefits. Gross profit for information technology recruitment services for the three months ended March 31, 2002 declined to 20% from 28% for the three months ended March 31, 2001. The decline in gross profit is a result of becoming a preferred vendor for information technology contract recruitment services. In order to beat the competition, it is often necessary to lower billing rates and markups to be successful in the bid process. We do not attribute any direct costs to permanent placement services, therefore the gross profit on such services is 100% of revenue. Revenue from permanent placements declined from the prior year, and has therefore contributed to the decline in gross profit.

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

                      STATEMENTS OF OPERATIONS--PERCENTAGES
                                   (UNAUDITED)

                          THREE MONTHS ENDED MARCH 31,
                    -----------------------------------------

                                                   2003             2002              2001
                                                   ----             ----              ----
REVENUE                                            100 %             100 %             100 %
-------                                           ----              ----              ----

COST OF SALES                                       75 %              75 %              68 %
                                                  ----              ----              ----
GROSS PROFIT                                        25 %              25 %              32 %
                                                  ----              ----              ----
EXPENSES
   Administrative                                   21 %              14 %              10 %
   Selling                                          10 %              13 %              15 %
   Depreciation and amortization                     6 %               4 %               5 %
   Restructuring                                    -- %              -- %               1 %
                                                  ----              ----              ----
Income (loss) from continuing operations
  before interest charges                          (12)%              (6)%               1 %

  Interest charges                                 130 %               3 %               2 %
                                                  ----              ----              ----
Income (loss) from continuing operations          (142)%              (9)%              (1)%

   Income taxes                                     -- %              -- %               2 %
                                                  ----              ----              ----
Income (loss) from continuing operations          (142)%              (9)%              (3)%

Income (loss) from discontinued operations           1 %               2 %              (2) %

Net Income (loss)                                 (141)%              (7)%              (5)%
                                                  ----              ----              ----

THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

RESULTS OF OPERATIONS

          Revenue. Revenue for the three months ended March 31, 2003 decreased by $3,720,000 or 53%, to $3,290,000, as compared to $7,010,000 for the three months ended March 31, 2002. The decrease is primarily attributable to the dramatic decline in revenues in IT recruitment division.

         Cost of Sales. The cost of sales for the three months ended March 31, 2003 decreased by $2,810,000, or 53%, to $2,460,000, as compared to $5,270,000 for the three months ended March 31, 2002. The cost of sales as a percentage of revenue was consistent at 75% for both periods. The decrease in cost of sales for the three months ended March 31, 2003 is consistent with the decrease in revenue.

         Gross Profit. Gross profit for the three months ended March 31, 2003 decreased by $910,000, or 52%, to $830,000 compared to $1,740,000 for the three months ended March 31, 2002. As a percentage of revenue, gross profit was consistent at 25% for both periods. The decrease in gross profit for the three months ended March 31, 2003 is consistent with the decrease in revenue.

         Expenses. Expenses for the three months ended March 31, 2003 decreased by $940,000, or 43%, to $1,230,000 compared to $2,170,000 for the three months ended March 31, 2002.

         Administrative expenses decreased by $240,000 or 25% to $720,000 for the three months ended March 31, 2003 compared to $960,000 for the three months ended March 31, 2002. General administrative expenses including salaries and rent have decreased significantly over last year as a result of restructuring and general cost cutting. Included in administrative expenses are the costs of $226,500 of shares of our common stock and warrants issued to various consultants for financing services rendered during the three months ended March 31, 2003.

         Selling expenses for the three months ended March 31, 2003 decreased by $640,000, or 67%, to $320,000 from $960,000 for the three months ended March 31, 2002. This decrease is attributable to the considerable downsizing in sales staff and the decrease in commissions, as a result of the reduction in sales. In addition, in 2003 we continued to eliminate certain advertising and promotional expenses.

        For the three months ended March 31, 2003, depreciation and amortization expenses decreased by $70,000, or 27%, to $190,000 from $260,000 for the three months ended March 31, 2002.

          0perating Loss from Continuing Operations. For the three months ended March 31, 2003, losses from continuing operations decreased by $30,000 or 7% to a loss of $400,000 as compared to a loss of $430,000 for the three months ended March 31, 2002.

         Interest Charges. For the three months ended March 31, 2003, interest charges increased by $4,060,000, or 1846%, to $4,280,000 from $220,000 for the three months ended March 31, 2002. This increase is largely attributable to the interest expense on the beneficial conversion feature on the convertible debentures issued in December 2002 and the first quarter 2003, in the amount of $4,030,000.

         Loss from Continuing Operations before Income Tax. Loss from continuing operations before income tax for the three months ended March 31, 2003 increased by $4,020,000 or 609% to a loss of $4,680,000 as compared to a loss of $660,000 for the three months ended March 31, 2002.

         Income Taxes. Income tax expense for the three months ended March 31, 2003 increased by $30,000 to an expense of $4,000 as compared to a recovery of $26,000 for the three months ended March 31, 2002.

         Income (Loss) from Continuing Operations. Loss from continuing operations for the three months ended March 31, 2003 increased by $4,050,000 or 643% to a loss of $4,680,000 compared to a loss of $630,000 for the three months ended March 31, 2002

         Income (Loss) from Discontinued Operations. Operations of the technology and training divisions for the three months ended March 31, 2003 and 2002 have been reported as discontinued.

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

         There was no technology revenue for the three months ended March 31, 2003 compared to $40,000 for the same period in 2002. The operating loss from the technology division for the three months ended March 31, 2003 was $3,000 and $110,000 for the same period in 2002. On disposal, Njoyn had approximately $950,000 in assets consisting primarily of deferred development charges and approximately $30,000 in liabilities consisting primarily of capital lease obligations. The gain on disposal of $400,229 has been reflected in the loss from discontinued operations at March 31, 2002. No income taxes have been reflected on this disposition as the sale of the shares gives rise to a capital loss, the benefit of which is more likely than not to be realized.

         Effective May 1, 2002, we signed an agreement with triOS Training Centres Limited, an Ontario company, for the sale of certain assets of the Toronto training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, triOS assumed the Toronto training staff and is subletting the classroom facilities.

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

          As a result of these two transactions, we will not have future revenues from either training division. Training revenue for the three months ended March 31, 2003 was $70,000 and $390,000 for the same period in 2002. The operating income from the training division for the three months ended March 31, 2003 was $30,000 compared to a loss of $160,000 for the same period in 2002.

         Net Loss Before Preferred Stock Dividends. Net loss before preferred stock dividends for the three months ended March 31, 2003 increased by $4,160,000 or 832% to a net loss of $4,660,000 compared to a net loss of $500,000 for the three months ended March 31, 2002.

         Net Loss Applicable to Common Stock. Net loss applicable to common stock increased by $4,140,000 or 796% to $4,660,000 for the three months ended March 31, 2003 compared to $520,000 for the three months ended March 31, 2002. During the three months ended March 31, 2002 we issued preferred stock dividends of $20,000.

THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

RESULTS OF OPERATIONS

          Revenue. Revenue for the three months ended March 31, 2002 decreased by $2,330,000 or 25%, to $7,010,000, as compared to $9,340,000 for the three months ended March 31, 2001. The decrease is attributable to the decline in revenues in the IT recruitment, engineering services and IT documentation divisions of 17%, 19% and 69% respectively.

         Cost of Sales. The cost of sales for the three months ended March 31, 2002 decreased by $1,110,000, or 17%, to $5,270,000, as compared to $6,380,000 for the three months ended March 31, 2001. The cost of sales as a percentage of revenue increased from 68% for the three months ended March 31, 2001 to 75% for the three months ended March 31, 2002. This increase is attributable to the higher concentration of low margin IT recruitment contract sales in 2002.

         Gross Profit. Gross profit for the three months ended March 31, 2002 decreased by $1,220,000, or 41%, to $1,740,000 compared to $2,960,000 for the three months ended March 31, 2001. As a percentage of revenue, gross profit declined from 32% for the three months ended March 31, 2001 to 25% for the three months ended March 31, 2002.

         Expenses. Expenses for the three months ended March 31, 2002 decreased by $700,000, or 24%, to $2,170,000 compared to $2,870,000 for the three months ended March 31, 2001.

         Administrative expenses increased by $20,000 or 2% to $960,000 for the three months ended March 31, 2002 compared to $940,000 for the three months ended March 31, 2001.

         Selling expenses for the three months ended March 31, 2002 decreased by $480,000, or 33%, to $960,000 from $1,440,000 for the three months ended March 31, 2001. This decrease is attributable to the considerable downsizing in sales staff and the decrease in commissions, as a result of the reduction in sales.

        For the three months ended March 31, 2002, depreciation and amortization expenses decreased by $190,000, or 42%, to $260,000 from $450,000 for the three months ended March 31, 2001. This decrease is primarily attributable to our adoption of Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under these statements, we are no longer required to amortize goodwill. Amortization of goodwill for the three months ended March 31, 2001 amounted to $150,000.

         For the three months ended March 31, 2002, there were no restructuring charges related to the termination of personnel and the closure of non-productive branch offices. For the three months ended March 31, 2001, our restructuring charges were $50,000 related to the closure of our London training office and termination of personnel.

          0perating Loss from Continuing Operations. For the three months ended March 31, 2002, losses from continuing operations increased by $530,000 to a loss of $430,000 as compared to income of $100,000 for the three months ended March 31, 2001.

         Interest Charges. For the three months ended March 31, 2002, interest charges were $220,000 which is consistent with the three months ended March 31, 2001.

         Loss from Continuing Operations before Income Tax. Loss from continuing operations before income tax for the three months ended March 31, 2002 increased by $540,000 or 450% to a loss of $660,000 as compared to a loss of $120,000 for the three months ended March 31, 2001.

         Income Taxes. Income tax expense for the three months ended March 31, 2002 decreased by $230,000 to a recovery of $26,000 as compared to an expense of $200,000 for the three months ended March 31, 2001. The expense in 2001 was a write down of a deferred income tax asset.

         Income (Loss) from Continuing Operations. Loss from continuing operations for the three months ended March 31, 2002 increased by $310,000 or 97% to a loss of $630,000 compared to a loss of $320,000 for the three months ended March 31, 2001

         Income (Loss) from Discontinued Operations. Operations of the technology and training divisions for the three months ended March 31, 2002 and 2001 have been reported as discontinued.

          Technology revenue for the three months ended March 31, 2002 was $40,000 compared to $200,000 for the same period in 2001. Operating loss from the technology division for the three months ended March 31, 2002 was $110,000 compared to $80,000 for the same period in 2001. On disposal, Njoyn had approximately $950,000 in assets consisting primarily of deferred development charges and approximately $30,000 in liabilities consisting primarily of capital lease obligations. The gain on disposal of $400,229 has been reflected in the loss from discontinued operations at March 31, 2002. No income taxes have been reflected on this disposition as the sale of the shares gives rise to a capital loss, the benefit of which is more likely than not to be realized.

         Training revenue for the three months ended March 31, 2002 was $390,000 compared to $1,100,000 for the same period in 2001. The operating loss from the training division for the three months ended March 31, 2002 was $160,000 compared to $90,000 for the same period in 2001.

         Net Loss Before Preferred Stock Dividends. Net loss before preferred stock dividends for the three months ended March 31, 2002 increased by $10,000 or 2% to a net loss of $500,000 compared to a net loss of $490,000 for the three months ended March 31, 2001.

         Net Loss Applicable to Common Stock. Net loss applicable to common stock decreased by $200,000 or 28% to $520,000 for the three months ended March 31, 2002 compared to $720,000 for the three months ended March 31, 2001. During the three months ended March 31, 2002 we issued preferred stock dividends of $20,000 compared to $230,000 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         With insufficient working capital from operations, our primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of equity securities. Our primary capital requirements include debt service and working capital needs.

           Our facility with Morrison Financial Services Limited is a receivable discount facility whereby we are able to borrow up to 75% of qualifying receivables at 30% interest per annum. At March 31, 2003, the balance on the receivable discount facility was approximately $1,300,000 based on 75% of qualifying accounts receivable.

           During the three months ended March 31, 2003, we sold $875,000 in convertible debentures along with 50,000,000 warrants pursuant to a financing arrangement entered into on December 5, 2002. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $875,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.0175 per share. We are required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

           The proceeds of $875,000 were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $446,285. At March 31, 2003, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $3,935,684 which was credited to paid in capital and charged to earnings as interest expense.

         At March 31, 2003, we had cash of $144,000 and a working capital deficiency of $2,930,000. At March 31, 2003, we had a cash flow from operations of $250,000. At March 31, 2002, we had cash of 90,000 and a working capital deficiency of $3,070,000. At March 31, 2002, we had a cash flow deficiency from operations of $1,100,000, which is primarily attributable to the decrease in accounts payable of $1,100,000 which was partially offset by the increase in accounts receivable of $600,000 and a gain on the sale of our subsidiary Njoyn of $400,000. At March 31, 2001, we had negative cash or cash equivalents and a working capital deficiency of $2,530,000. At March 31, 2001, we had a cash flow deficiency from operations of $280,000.

         At March 31, 2003, we had no cash flow from investing activities compared to March 31, 2002 when we had cash flow from investing activities of 1,100,000 primarily related to the proceeds on the disposal of Njoyn of $1,320,000 which was partially offset by the purchase of capital assets of $220,000. At March 31, 2001, we had a cash flow deficit from investing activities of $60,000 attributable primarily to the purchase of capital assets.

         At March 31, 2003 we had a cash flow deficit from financing activities of $255,000 attributable primarily to a reduction in debt of $1,130,000 related to the Morrison Financial receivable discount facility which was offset by proceeds of $875,000 from the sale of convertible debentures. At March 31, 2002, we had a cash flow deficit from financing activities of $400,000 attributable primarily to the repayment of notes of $35,000, and long-term debt of $335,000 and reduction in bank indebtedness of $30,000. At March 31, 2001, we had cash flow from financing activities of $690,000, attributable primarily to share capital issue of $400,000 an increase in long-term debt of $225,000 and a increase in bank indebtedness of $355,000 which was offset by debt repayment of $290,000.

         At March 31, 2003, we had a loan balance of $30,978 with the Business Development Bank of Canada. The loan was assigned to us when we combined with TidalBeach Inc. in November 2000. The loan is secured by a general security agreement with monthly payments of $950.00 and interest at 12.5% per annum. No principal payments have been made since January 2003.

        At March 31, 2003 we had a loan balance of $259,356 with an individual, Terry Lyons. The loan is payable in twelve monthly payments of $21,613 beginning November 30, 2002 and bears interest at 30% per annum. This loan is subordinated to Morrison Financial Services Limited and no principal payments have been made.

         At March 31, 2003, we had approximately $133,426 outstanding on various capital leases with various payment terms and interest rates. The average balance on the terms of leases are 12 months and cover primarily the hardware and various software applications required to support our engineering division.

         At March 31, 2003, we had a note payable of $224,000 owed to Roger Walters, the former shareholder of CadCam Inc. Principal payments of $4,000 per month were to begin September 1, 2002 until August 1, 2007. This loan is non-interest bearing.

         The loan is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. We have not made any principal payments to Mr. Walters since December 2002 and we are currently in default of the loan agreement. In the event that we default on payment, the principal balance will bear interest at 12% per annum until payment is made.

         At March 31, 2003, we had a note payable of $667,326 owed to Denise Dunne-Fushi, the vendor of MicroTech Professionals Inc. Principal payments of $10,000 per month were to begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, we cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits until May 2004 and vehicle lease until August 2004.

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

         Despite our recurring losses and negative working capital, we believe that we have developed a business plan that, if successfully implemented, could substantially improve our operational results and financial condition. However, we can give no assurances that our current cash flows from operations, if any, borrowings available under our receivable discount facility, and proceeds from the sale of securities, will be adequate to fund our expected operating and capital needs for the next twelve months. The adequacy of our cash resources over the next twelve months is primarily dependent on our operating results and our ability to raise additional financing, which are subject to substantial uncertainties. Cash flow from operations for the next twelve months will depend, among other things, upon the effect of the current economic slowdown on our sales and management's ability to implement our business plan. The failure to return to profitability and optimize operating cash flow in the short term, and to successfully raise additional financing, could have a material adverse effect on our liquidity position and capital resources which may force us to curtail our operations.


RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, which, among other factors, changed the presentation of gains and losses on the extinguishments of debt. Any gain or loss on extinguishments of debt that does not meet the criteria in APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", shall be included in operating earnings and not presented separately as an extraordinary item. We will adopt SFAS No. 145 at the beginning of fiscal year 2003 and do not expect the provisions of SFAS No. 145 to have any impact on our financial position, results of operations or cash flows.

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

        In January 2003, the FASB issued SFAS No. 148, Accounting for Stock -Based Compensation - Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement is effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements is effective for our March 31, 2003 financial statements.

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

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created before January 31, 2003, in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on our financial position, results of operations or cash flows.

        In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement
133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003 with certain exceptions. We do not believe that the adoption of Statement No. 149 will have a material effect on our financial position, results of operations or cash flows.

RECENT EVENTS

         Subsequent to March 31, 2003, we closed an additional $175,000 in convertible debentures together with 10,000,000 warrants. The funds were used for various debt settlements and critical payables. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $175,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of 7 years from the original purchase date at a purchase price of $.0175 per share. We are required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

         The proceeds received were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $42,641.

         As of May 19, 2003, we have issued 90,951,830 shares of our common stock upon to the convertible debenture holders upon the conversion of $388,900 of debentures and accrued interest.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.


ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 45 days prior to the filing date of this Form 10-Q filed for the three months ended March 31, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting the officers on a timely basis to material information relating to us (including our wholly owned subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

             During the first quarter 2003, we sold convertible debentures and warrants for an aggregate of $875,000. The debt is convertible into common stock at a discount to the market. In connection with the offering, we issued an aggregate of 50,000,000 warrants to purchase common stock. Pursuant to the terms of the initial offering as reported in the Form 8-K that we filed with the SEC on December 9, 2002, investors in that offering were granted the right to purchase an additional $2,200,000 of convertible debt. As a result of the sales made during the first quarter of 2003, convertible debentures and warrants for an aggregate dollar amount of $1,325,000 remain available for purchase by the investors as at March 31, 2003. The proceeds from the sale of convertible debentures and warrants were used to repay debt obligations and for working capital. The offering, which was made to non-U.S. residents only, was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation S promulgated thereunder.

         In addition, during the first quarter 2003, we sold unregistered securities as described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. The purchasers of the securities in such transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. The purchasers of the securities in the transactions below were each sophisticated investors who were provided information about us and were able to bear the risk of loss of their entire investment.

          On February 4, 2003, we issued 2,146,577 shares of our common stock, no par value per share, to David J. Wodar, in settlement of $67,000 of accounts payable related to investor communications and marketing services rendered.

          On February 7, 2003, we entered into a consulting agreement with Dailyfinancial.com Inc. who shall perform corporate consulting services in connection with mergers and acquisitions, corporate finance and other financial services. In consideration for such services we issued 4,200,000 shares of our common stock, no par value per share.

          On March 13, 2003, we issued 1,356,129 shares of our common stock, no par value per share, to John Taylor, an employee, in settlement of an employment bonus.

          On March 13, 2003, we issued 500,000 shares of our common stock, no par value per share, to Northern Hills Inc., in consideration of financing and advisory services rendered.

              We believe all of the above issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act.




ITEM 3. DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 24, 2003, we held a Special Meeting of Shareholders at which the shareholders were invited to consider and vote upon proposals to: (i) vote upon the proposal to amend our Articles of Incorporation to increase the authorized number of the shares of our common stock from 100,000,000 to 800,000,000; and, (v) transact such other business as may properly come before the Meeting and any continuations and adjournments thereof.

(i) the amendment of our Articles of Incorporation to increase the authorized number of the shares of our common stock from 100,000,000 to 800,000,000

For:          33,753,993
Against:       1,467,165
Withheld:         10,300
Non-votes:             0




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


Dated: May 19, 2003     By: /s/ Declan French       By: /s/ Kelly Hankinson
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

                     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

Date: May 19, 2003
                                                   /S/ DECLAN FRENCH
                                                   -------------------------
                                                   Declan A. French
                                                   Chief Executive Officer

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

                     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Date: May 19, 2003
                                                        /S/ KELLY HANKINSON
                                                        -----------------------
                                                        Kelly L. Hankinson
                                                        Chief Financial Officer