Form 10-Q
period 2003-06-30
THINKPATH INC
filed 2003-08-14
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       OR

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

          AS OF AUGUST 14, 2003 THERE WERE 537,919,783 SHARES OF COMMON
                   STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

                                 THINKPATH INC.

                   JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                     Page Number


Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2003 and
         December 31, 2002 and 2001...........................................

         Interim Consolidated Statements of Income for the three
         and six months ended June 30, 2003 and 2002 .........................

         Interim Consolidated Statements of Stockholders' Equity
         for the six months ended June 30, 2003...............................

         Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 ........................................

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

Item 6.  Exhibits and Reports on Form 8-K ....................................

ITEM 1.  FINANCIAL STATEMENTS







                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2003
                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)



THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002, AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)


                                             JUNE 30,   DECEMBER 30,   DECEMBER 30,
                                               2003         2002           2001
                                                 $           $               $

                                     ASSETS

CURRENT ASSETS
     Cash                                      578,038      114,018      482,233
     Accounts receivable                     1,890,830    2,663,823    5,502,113
     Inventory                                    --           --         40,057
     Income taxes receivable                      --           --        431,817
     Prepaid expenses                          215,763      196,683      345,341
                                             ---------    ---------    ---------

                                             2,684,631    2,974,524    6,801,561

PROPERTY AND EQUIPMENT                       1,560,721    1,915,379    2,859,340

GOODWILL                                     3,748,732    3,748,732    5,128,991

INVESTMENT IN NON-RELATED COMPANIES             45,669       45,669    1,013,926

LONG-TERM RECEIVABLE                              --         53,924       83,450

OTHER ASSETS                                    51,982       49,303    1,287,710
                                             ---------    ---------    ---------

                                             8,091,735    8,787,531   17,174,978
                                             =========    =========   ==========




THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002, AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)





                                              JUNE 30,     DECEMBER 31,    DECEMBER 31,
                                                2003           2002            2001
                                                  $             $                $

                                   LIABILITIES

CURRENT LIABILITIES
     Bank indebtedness                           253,639        209,776      5,039,171
     Receivable Discount Facility              1,209,898      2,340,579           --
     Accounts payable                          2,430,418      3,197,286      4,073,444
     Deferred revenue                               --          163,609        365,023
     Current portion of long-term debt           339,642        380,188        528,285
     Current portion of notes payable            206,045        208,254        150,000
     12% Convertible Debenture                   717,155        192,950           --
                                             -----------    -----------    -----------
                                               5,156,797      6,692,642     10,155,923

DEFERRED INCOME TAXES                               --             --          150,380

LONG-TERM DEBT                                    56,427         84,756        582,432

NOTES PAYABLE                                    681,773        686,703      2,340,000

LIABILITIES PAYABLE IN CAPITAL STOCK                --             --          699,297
                                             -----------    -----------    -----------
                                               5,894,997      7,464,101     13,928,032
                                             ===========    ===========    ===========
COMMITMENTS AND CONTINGENCIES (NOTE 23)

                              STOCKHOLDERS' EQUITY


CAPITAL STOCK                                 39,643,294     33,367,034     26,571,481

DEFICIT                                      (36,266,941)   (30,966,083)   (22,719,044)

ACCUMULATED OTHER COMPREHENSIVE LOSS          (1,179,615)    (1,077,521)      (605,491)
                                             -----------    -----------    -----------
                                               2,196,738      1,323,430      3,246,946
                                             -----------    -----------    -----------
                                               8,091,735      8,787,531     17,174,978
                                             ===========    ===========    ===========


                 The accompanying notes are an integral part of these interim consolidated financial statements


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)




                                               THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                   ENDED          ENDED            ENDED          ENDED
                                                   2003            2002            2003            2002
                                                     $              $                $              $

REVENUE                                           2,471,706       3,506,669       4,961,993       7,063,543

COST OF SERVICES                                  1,615,654       2,403,397       3,383,606       4,822,564
                                                -----------      ----------     -----------      ----------
GROSS PROFIT                                        856,052       1,103,272       1,578,387       2,240,979
                                                -----------      ----------     -----------      ----------
EXPENSES
      Administrative                                541,999         791,034       1,194,042       1,542,812
      Selling                                       250,385         667,164         503,017       1,305,497
      Depreciation and amortization                 184,571         268,994         376,636         526,390
                                                -----------      ----------     -----------      ----------
                                                    976,955       1,727,192       2,073,695       3,374,699

LOSS FROM CONTINUING OPERATIONS
      BEFORE INTEREST CHARGES                      (120,903)       (623,920)       (495,308)     (1,133,720)

      Interest Charges                              796,120         218,400       5,076,882         441,435
                                                -----------      ----------     -----------      ----------
LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                          (917,023)       (842,320)     (5,572,190)     (1,575,155)

      Income Taxes (recovery)                         8,404             110          12,023         (25,751)
                                                -----------      ----------     -----------      ----------
LOSS FROM CONTINUING OPERATIONS                    (925,427)       (842,430)     (5,584,213)     (1,549,404)

INCOME FROM DISCONTINUED OPERATIONS
      (INCLUDING GAIN ON DISPOSAL)                  280,152         335,125         283,355         542,629
                                                -----------      ----------     -----------      ----------
NET LOSS BEFORE PREFERRED STOCK DIVIDENDS          (645,275)       (507,305)     (5,300,858)     (1,006,775)

PREFERRED STOCK DIVIDENDS                              --            31,493            --            55,173

NET LOSS APPLICABLE TO COMMON STOCK                (645,275)       (538,798)     (5,300,858)     (1,061,948)
                                                ===========      ==========     ===========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
      OUTSTANDING BASIC AND FULLY DILUTED       201,863,253      24,511,005     148,567,552      21,182,368
                                                ===========      ==========     ===========      ==========
LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
      AVERAGE COMMON STOCK BEFORE PREFERRED
      DIVIDENDS BASIC AND FULLY DILUTED               (0.00)          (0.02)          (0.04)          (0.05)
                                                ===========      ==========     ===========      ==========
LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
      AVERAGE COMMON STOCK AFTER PREFERRED
      DIVIDENDS BASIC AND FULLY DILUTED               (0.00)          (0.02)          (0.04)          (0.05)
                                                ===========      ==========     ===========      ==========

                 The accompanying notes are an integral part of these interim consolidated financial statements


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND THE YEARS ENDED
DECEMBER 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                                                        ACCUMULATED
                                 COMMON STOCK        PREFERRED STOCK          CAPITAL                                     OTHER
                                   NUMBER OF         NUMBER OF SHARES          STOCK                   COMPREHENSIVE   COMPREHENSIVE
                                    SHARES         A          B        C       AMOUNTS       DEFICIT         LOSS          LOSS
                                 ------------  --------  --------  --------  ------------  ------------  ------------  ------------
Balance as of December 31, 2000    11,915,138     1,050       750       --     23,759,415   (12,306,862)                   (653,547)
                                 ============  ========  ========  ========  ============  ============                ============
Net loss for the year before
preferred stock dividends                  --        --        --        --            --                 (9,683,442)    (9,683,442)
                                                                                                         ------------
Other comprehensive income
(loss), net of tax:
   Foreign currency translation            --        --        --        --            --            --       209,506
   Adjustment to market value              --        --        --        --            --            --      (161,450)
                                                                                                         ------------
 Other comprehensive income                                                                                    48,056        48,056
                                                                                                         ------------
Comprehensive loss                                                                                         (9,635,386)
                                                                                                         ============
Issuance of common stock
for cash                              525,000        --        --        --       400,000            --

Issuance of preferred stock                --        --        --     1,230     1,230,000            --

Reduction in common
stock payable                         596,667        --        --        --       709,005            --

Dividend on preferred stock                --        --        --        --       414,848      (444,647)

Conversion of preferred stock
to common stock                     3,864,634    (1,050)     (750)     (285)           --            --

Beneficial conversion on
Issuance of preferred stock                --        --        --        --       284,093      (284,093)

Options exercised                      22,122        --        --        --             1            --

Debt settled through the
issuance of common stock               93,883        --        --        --        44,125            --

Common stock and warrants
issued in consideration of
services                              714,267        --        --        --       519,994            --

Allowance for deferred taxes
Recoverable on issue expenses              --        --        --        --      (790,000)
                                 ------------  --------  --------  --------  ------------  ------------                ------------
Balance as of
December 31, 2001                  17,731,711        --        --       945    26,571,481   (22,719,044)                   (605,491)
                                 ============  ========  ========  ========  ============  ============                ============
Net loss for the year before
preferred stock dividends                  --        --        --        --            --    (8,146,652)   (8,146,652)
                                                                                                         ------------
Other comprehensive income
(loss), net of tax:
   Foreign currency translation            --        --        --        --            --            --      (171,283)
   Adjustment to market value              --        --        --        --            --            --      (300,747)
                                                                                                        -------------
 Other comprehensive income                                                                                  (472,030)     (472,030)
                                                                                                        -------------
Comprehensive loss                                                                                         (7,674,622)
                                                                                                        =============
Reduction in common stock
payable                             8,387,840        --        --        --     1,098,955            --

Dividend on preferred stock                --        --        --        --        67,530       (67,530)

Conversion of preferred stock
to common stock                    23,278,448        --        --      (945)           --            --

Beneficial conversion on
issuance of preferred stock                --        --        --        --        32,857       (32,857)

Debt settled through the
issuance of common stock            2,982,018        --        --        --       434,348            --

Common stock and warrants
issued in consideration of
services                           13,878,026        --        --        --     1,556,485            --

Warrants issued for cash                   --        --        --        --       707,050            --

Beneficial conversion on
issuance of convertible debt               --        --        --        --     2,898,328            --
                                 ------------  --------  --------  --------  ------------  ------------                ------------
Balance as of December 31, 2002    66,258,043        --        --        --    33,367,034   (30,966,083)                 (1,077,521)
                                 ============  ========  ========  ========  ============  ============                ============
Net loss for the period                    --        --        --        --            --    (5,300,858)   (5,300,858)
                                                                                                         ------------
Other comprehensive income
(loss), net of tax:
   Foreign currency translation            --        --        --        --            --            --      (102,094)     (102,094)
   Adjustment to market value              --        --        --        --            --            --            --
                                                                                                         ------------
 Other comprehensive income                                                                                        --
                                                                                                         ------------
Comprehensive loss                                                                                         (5,402,952)
                                                                                                         ============
Conversion of 12% senior
secured convertible debenture     218,171,336        --        --        --       158,467            --

Interest on 12% senior secured
Convertible debenture               9,707,774        --        --        --        23,802            --

Debt settled through the
issuance of common stock           16,997,854        --        --        --       449,333            --

Common stock and warrants
issued in consideration of
services                           10,980,000        --        --        --       226,500            --

Warrants issued for cash                   --        --        --        --       767,452            --

Beneficial conversion on
issuance of convertible debt               --        --        --        --     4,650,706            --
                                 ------------  --------  --------  --------  ------------  ------------                ------------
Balance as of June 30, 2003       322,115,007        --        --        --    39,643,294   (36,266,941)                 (1,179,615)
                                 ============  ========  ========  ========  ============  ============                ============



          The accompanying notes are an integral part of these interim consolidated financial statements.


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)






                                                                     2003           2002
                                                                       $             $
Cash flows from operating activities
    Net loss before preferred stock dividends                      (5,300,858)   (1,006,775)

    Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:

    Amortization                                                      387,023       692,134
    Amortization of beneficial conversion (included in interest)    4,650,706          --
    Decrease (increase) in accounts receivable                        866,321       483,589
    Decrease (increase) in prepaid expenses                            (7,813)     (599,840)
    Increase (decrease) in accounts payable                          (873,870)     (512,012)
    Decrease (increase) in deferred income taxes                         --            --
    Decrease (increase) in inventory                                     --           1,122
    Decrease (increase) in long-term receivable                        57,775          --
    Increase (decrease) in deferred revenue                          (163,593)     (124,036)
    Increase in income taxes payable (receivable)                        --         269,699
    Common stock and warrants issued for services                     226,500       578,909
    Accounts payable settled with common stock                        449,333          --
    Gain on disposal of subsidiary                                       --        (497,579)
    Gain on disposal of IT Recruitment division                      (190,627)           --
                                                                   ----------    ----------
    Total adjustments                                               5,401,755       291,986
                                                                   ----------    ----------
    Net cash used in operating activities                             100,897      (714,789)
                                                                   ----------    ----------
Cash flows from investing activities
    Purchase of capital assets                                        (65,209)     (246,570)
    Disposal (purchase) of other assets                                  --          16,156
    Proceeds on sale of fixed assets                                     --            --
    Proceeds on disposal of subsidiary                                   --       1,320,786
    Proceeds on disposal of IT Recruitment division                   146,046          --
                                                                   ----------    ----------
    Net cash provided from (used in) investing activities              81,197     1,090,372
                                                                   ----------    ----------
Cash flows from financing activities
    Repayment of notes payable                                         (7,138)      (75,000)
    Repayment of long-term debt                                    (1,243,377)     (390,768)
    Cash received (paid) on long-term debt                               --         259,350
    Proceeds from issuance of common stock                               --            --
    Proceeds from issuance of debentures and warrants               1,450,000          --
    Increase (decrease in bank indebtedness)                             --        (617,516)
                                                                   ----------    ----------
    Net cash provided by financing activities                         199,485      (823,934)
                                                                   ----------    ----------
Effect of foreign currency exchange rate changes                       82,441       22,448
                                                                   ----------    ----------
Net increase (decrease) in cash and cash equivalents                  464,020      (425,903)
Cash and cash equivalents
    Beginning of period                                               114,018       482,233
                                                                   ----------    ----------
    End of period                                                     578,038        56,330
                                                                   ==========    ==========

SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                     332,963       476,838
                                                                   ==========    ==========
    Income taxes paid (recovered)                                      12,023       (25,300)
                                                                   ==========    ==========

SUPPLEMENTAL NON-CASH ITEMS:
    Preferred stock dividend                                             --          55,173
    Common shares issued for liabilities                              449,333       701,253
    Reduction in notes payable                                           --            --
                                                                   ==========    ==========

                 The accompanying notes are an integral part of these interim consolidated financial statements



THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


1. MANAGEMENT'S INTENTIONS

     Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant operating losses, working capital deficiencies, and violation of certain loan covenants. At June 30, 2003, the Company had a working capital deficiency of $2,472,166, a deficit of $36,266,941 and has suffered recurring losses from operations.

     With insufficient working capital from operations, the Company's primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of equity securities. At June 30, 2003, the balance on the receivable discount facility was approximately $1,210,000. The company is currently within margin of its receivable discount facility with Morrison Financial Services Limited based on 75% of qualifying accounts receivable.

     During the three months ended June 30, 2003, the company closed $575,000 in convertible debentures pursuant to a financing arrangement entered into on December 5, 2002. The funds were used for various debt settlements and critical payables.

     As at August 14, 2003, management's plans to mitigate and alleviate these adverse conditions and events include:

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     k) Revenue

     1) The company provides the services of engineering staff on a project basis. The services provided are defined by guidelines to be accomplished by milestone and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery has occurred, the fee is fixed or determinable and collection reasonably assured.

     2) Prior to the sale of the IT recruitment division (Note 18), the company provided the services of information technology consultants on a contract basis and revenue was recognized as services were performed.

     3) Prior to the sale of the IT recruitment division (Note 18), the company placed information technology professionals on a permanent basis and revenue was recognized upon candidates' acceptance of employment. If the company received non-refundable upfront fees for "retained searches", the revenue was recognized upon the candidates' acceptance of employment.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)




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

     s) Computer software costs

     Prior to the sale of its wholly-owned subsidiary, Njoyn Software Incorporated, the company accounted for the cost of developing computer software. The company recorded these costs as research and development expenses until the technological feasibility of the product has been established at which time the costs are deferred. At the end of each year, the company compared the unamortized costs represented by deferred development costs in Other Assets to the net realizable value of the product to determine if a reduction in carrying value is warranted. The software developed for own use which may be sold as a separate product is the Njoyn software and during development, the company decided to market the software and therefore for the costs incurred after technological feasibility was reached has been treated as Deferred Development costs and the amount evaluated on an annual basis to determine if a reduction in carrying value is warranted. On March 8, 2002, Thinkpath sold all of its shares in Njoyn Software Incorporated.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The Statement specifies that certain instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This Statement is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, the Statement goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 30, 2003, entities should record the transition to Statement No. 150 by reporting the cumulative effect of a change in an accounting principle. Statement No. 150 prohibits entities from restating financial statements for earlier years presented. The Company does not believe that the adoption of Statement No. 150 will have a material effect on the Company.


     v) Advertising Costs

     Advertising costs are expensed as incurred.




4. ACCOUNTS RECEIVABLE


                                         June 30,    December 31,  December 31,
                                           2003          2002          2001
                                             $             $             $

            Accounts receivable          2,109,007     2,900,616     6,079,676
            Less: Allowance for
            doubtful accounts             (218,177)     (236,793)     (577,563)
                                         ---------     ---------     ---------
                                         1,890,830     2,663,823     5,502,113
                                         =========     =========     =========

                                         June 30,    December 31,   December 31,
                                           2003         2002          2001
                                             $            $             $
           Allowance for doubtful
           accounts
           Balance, beginning
           of period                       236,793       577,563       458,833
           Provision                        19,262      (292,764)      118,730
           Recoveries                      (37,878)      (48,006)           --
                                         ---------     ---------     ---------
           Balance, end of period          218,177       236,793       577,563
                                         =========     =========     =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

5. PROPERTY AND EQUIPMENT

                                                       June 30,                   December 31,  December 31,
                                                        2003                         2002          2001
                                          ---------------------------------      ----------    ---------
                                                      Accumulated
                                            Cost     Amortization     Net             Net           Net
                                              $           $            $               $
                                          --------    ---------   ---------      ----------    ---------
           Furniture and equipment         728,745      494,994     233,751         255,118      344,693
           Computer equipment
                and software             5,732,511    4,468,559   1,263,952       1,593,937    2,322,887
           Leasehold improvements          208,225      145,207      63,018          66,324      191,760
                                         ---------    ---------    ---------      ---------    ---------

                                         6,669,481    5,108,760    1,560,721      1,915,379    2,859,340
                                         =========    =========    =========      =========    =========

           Assets under capital lease      629,699      494,792      134,907        326,365      474,485
                                         =========    =========    =========      =========    =========

           Amortization of property and equipment for the three months ended June 30, 2003 amounted to $197,690 including amortization of assets under capital lease of $22,657. ($202,452 for the three months ended March 31, 2003 including amortization of assets under capital lease of $22,715).

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

                                         June 30,    December 31,   December 31,
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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

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




7. GOODWILL

     Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                   JUNE 30,                 DECEMBER 31, DECEMBER 31,
                                                     2003                        2002         2001
                                     --------------------------------------   ----------   ----------
                                             ACCUMULATED   IMPAIRMENT
                                       COST  AMORTIZATION   LOSSES      NET      NET         NET
                                        $         $           $           $        $           $
                                     ----------------------------------------------------------------

           IT Recruitment             448,634    303,337   145,297         --         --    145,297
             (Systemsearch
              Consulting Services)

           Technical Publications
              & Engineering         5,518,858    535,164 1,234,962  3,748,732  3,748,732  4,983,694
             (CadCam Inc.)
                                   ---------- ---------- --------- ----------  ---------  ---------
                                    5,967,492    838,501 1,380,259  3,748,732  3,748,732  5,128,991
                                   ========== ========== ========= ==========  =========  =========


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

                                                                                       2001
           Reported loss from continuing operations                                 (8,559,402)

           Adjustments:
             Amortization of goodwill                                                  454,908
                                                                                     ---------

           Adjusted loss from continuing operations                                 (8,104,494)
                                                                                     =========

           Reported loss from continuing operations, before preferred dividends, (0.57) basic and fully diluted loss per common share

           Impact of amortization of goodwill                                             0.03
                                                                                         -----
           Adjusted loss from continuing operations, before preferred
           dividends, basis and fully diluted loss per common share                      (0.54)
                                                                                         =====


           Reported loss from continuing operations after preferred dividends       (9,288,142)

           Adjustments:
             Amortization of goodwill                                                  454,908
                                                                                      --------
           Adjusted loss from continuing operations after preferred dividends       (8,833,234)
                                                                                     =========
           Reported loss from continuing operations, after preferred dividends, basic and fully diluted loss per common share (0.62)

           Impact of amortization of goodwill                                             0.03
                                                                                         -----
           Adjusted loss from continuing operations, after preferred                     (0.59)
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
                                                     =========        ==========


     Systemsearch Consulting Services Inc., MicroTech Professionals Inc., International Career Specialists and E-Wink Inc. are inactive companies.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


8. OTHER ASSETS

                                                        June 30,   December 31,   December 31,
                                                           2003           2002           2001
                                                              $              $              $

             Deferred development cost                       --             --        993,765
             Deferred financing costs                        --             --             --
             Deferred contracts                              --             --        250,000
             Cash surrender value of life insurance      51,982         49,303         43,945
                                                       --------      ---------      ---------
                                                         51,982         49,303      1,287,710
                                                       ========      =========      =========

     Amortization of other assets for the year ended December 31, 2002 amounted to $317,886. Amortization for the year ended December 31, 2001 amounted to $510,038.

9. BANK INDEBTEDNESS

i) June 30, 2003

     At June 30, 2003, the company had $1,210,000 outstanding with Morrison Financial Services Limited under a receivable discount facility which allows the company to borrow up to 75% of the value of qualified accounts receivables.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


10. CONVERTIBLE DEBENTURE

     Pursuant to a share purchase agreement dated December 5, 2002, the Company entered into an agreement (the "12% Senior Secured Convertible Debenture Agreement"), with a syndicate of investors for debentures of up to $3,000,000. The first debenture of $800,000 was purchased together with 50,285,714 warrants on closing. The debenture will become due twelve months from the date of issuance. The investors will have the right to acquire up to $800,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until December 5, 2009 at a purchase price of $.0175 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On July 22, 2003, 12,571,428 of these warrants were repriced from $.0175 to $.00137 per share.

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

     During the three months ended March 31, 2003, the company sold an additional $875,000 in convertible debentures along with 84,285,714 warrants. The debenture will become due twelve months from the date of issuance. The investors will have the right to acquire up to $875,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.0175 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On June 30, 2003, 45,714,286 of these warrants were repriced from $.0175 to $.00875 per share. On July 22, 2003, 22,857,143 of these warrants were repriced from $.0175 to $.00137 per share.

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

     During the three months ended June 30, 2003, the company sold an additional $575,000 in convertible debentures along with 109,777,942 warrants. The debenture will become due twelve months from the date of issuance. The investors will have the right to acquire up to $575,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at purchase prices ranging from $.0175 to $.00137 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


     The proceeds of $575,000 received by the company were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $321,167.

     At June 30, 2003, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $539,142 which was credited to paid in capital and charged to earnings as interest expense.

11. LONG-TERM DEBT

i) June 30, 2003

     At June 30, 2003, the Company had a loan balance of $37,878 with the Business Development Bank of Canada. The loan was assigned to the Company when it combined with TidalBeach Inc. in November 2000. The loan is secured by a general security agreement with monthly payments of $950.00 and bears interest at 12.5%. No payments have been made since January 2003.

     At June 30, 2003, the company had a loan balance of $259,356 with Terry Lyons and no principal payments have been made.


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                     June 30,  December 31, December 31,
                                                                                      2003        2002         2001
                                                                                        $           $           $
                                                                                   ---------   ---------    ---------
   a) Included therein:
           A loan with Business Development Bank of Canada ("BDC") secured by a general security agreement at the bank's floating base rate plus a variance of 6% per year on the principal outstanding. At June 30,
           2003, the bank's floating base rate was 7%                                 37,878       31,397      419,079

           A loan with T. Lyons payable in monthly
           payments of $21,613 which were to begin November 30, 2002                 259,356      259,356         --
           and bearing interest at 30% per annum. This loan is subordinated to
           Morrison Financial Services Limited and no principal payments have been made

           A loan with Bank One payable in 19 remaining monthly payments of
           $13,889 plus interest based on prime
           This loan was paid in full on March 31, 2002                                 --           --        263,889

           Various capital leases with various payment terms and
           interest rates                                                             98,835      174,191      427,749
                                                                                  ----------   ----------   ----------
                                                                                     396,069      464,944    1,110,717
           Less: current portion                                                     339,642      380,188      528,285
                                                                                  ----------   ----------   ----------
                                                                                  $   56,427   $   84,756   $  582,432
                                                                                  ==========   ==========   ==========

     b) Future principal payments obligations as at June 30, 2003, were as follows:

                2003                        241,345
                2004                        143,584
                2005                         11,140
                2006                             --
                2007                             --
                                          ----------
                                             396,069
                                          ==========


     c) Interest expense related to long-term debt was $33,499 for the three months ended June 30, 2003 ($30,019 for the three months ended March 31, 2003). Interest expense related to long-term debt was $138,240 for the year ended December 31, 2002 ($99,651 in 2001).

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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


           Old debt
              Principal balance                                   $ 675,000
              Accrued interest                                            -
                                                                  ---------
              Carrying value                                        675,000

              Common stock issued (2,631,185 shares at $0.0942)    (247,858)
              Principle balance of new debt                        (240,000)
              Interest (payable through maturity)                         -
                                                                  ---------
              Gain on restructured debt                           $ 187,142
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

           Old debt
              Principal balance                                 $1,740,536
              Accrued interest                                           -
              Capital stock payable                                225,000
                                                                 ---------
              Carrying value                                     1,965,536

              Common stock issued (4,000,000 shares at $0.0942)   (376,800)
              Principle balance of new debt                       (600,000)
              Interest, insurance and vehicle lease costs          (98,987)
                                                                 ---------
              Gain on restructured debt                          $ 889,749
                                                                 =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



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

                                        June 30,   December 31,    December 31,
                                          2003           2002            2001
                                             $              $               $

     Note Payable to Roger Walters     224,000        224,000         750,000
     Note Payable to Denise Dunne      663,818        670,957       1,740,000
                                     ---------      ---------      ----------
                                       887,818        894,957       2,490,000
     Less: current portion             206,045        208,254         150,000
                                     ---------      ---------      ----------
                                      $681,773       $686,703      $2,340,000
                                     =========      =========      ==========

     c) Capital repayments as at June 30, 2003


                 2003                 205,253
                 2004                 193,911
                 2005                 182,250
                 2006                 176,250
                 2007                 130,154
                                   ----------
                                    $ 887,818
                                   ==========


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
                                                        =========    =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     During the three months ended June 30, 2003, the company issued 1,067,624 shares of its common stock in settlement of various accounts payable and liabilities in the amount of $8,434.

     During the three months ended June 30, 2003, the company issued 189,912,747 shares of its common stock upon the conversion of 12% Senior Secured Convertible Debentures in the amount of $376,900.


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     As of June 30, 2003, there were no Series A or B Convertible Preferred Stock outstanding.

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

     During the year ended December 31, 2002, the Company issued 23,278,448 shares of its common Stock on the conversion of 945 Series C preferred stock. The Company paid dividends of $100,387 on the conversions. As of June 30, 2003, there were no Series C preferred stock outstanding.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



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

     On December 5, 2002, the company issued 50,285,714 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount until December 5, 2009 at a purchase price of $.0175 per share. On July 22, 2003, 12,571,428 of these warrants were repriced from $.0175 to $.00137 per share.

     Pursuant to the December 18, 2002 convertible debenture, the company issued 5,625,000 warrants to Tazbaz Holdings Limited, which are exercisable at any time and in any amount until December 18, 2009 also at a purchase price of $0.175 per share.

     During the three months ended March 31, 2003, the company issued 84,285,714 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at a purchase price of $.0175 per share. On June 30, 2003, 45,714,286 of these warrants were repriced from $.0175 to $.00875 per share. On July 22, 2003, 22,857,143 of these warrants were repriced from $.0175 to $.00137 per share.

     During the three months ended June 30, 2003, the company issued 109,777,942 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at purchase prices ranging from $.0175 to $.00137 per share.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



     f) Stock Options

     The company had outstanding stock options issued in conjunction with its long-term financing agreements for 22,122 common stock which were exercised in July 2001, the cost of which has been expensed prior to January 1, 1999, and additional options issued to a previous employee of the company for 200,000 shares exercisable at $2.10, of which 18,508 were exercised during 2000. The balance of 181,492 options remain outstanding.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





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

            Description            Cash/   Reserve balance   Restructuring  Activity  Reserve balance
                                 non/cash  December 31,2001      Costs                December 31, 2002

            Severance packages
             London-Training       Cash      66,518               --        (66,518)        --
--------------------------------------------------------------------------------------------------------
            Lease cancellations
             London-Training       Cash      12,600               --        (12,600)        --
--------------------------------------------------------------------------------------------------------
               Commitments                   79,118               --        (79,118)        --
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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





     The remaining accrual will be relieved throughout fiscal 2001, as leases expire and severance payments, some of which are paid on a monthly basis, are completed. Details of the restructuring costs and reserve balance is as follows;

     Description            Cash/   Reserve balance   Restructuring  Activity  Reserve balance
                          non/cash  December 31, 2000     Costs                December 31, 2001

     Severance packages
        London-Training       Cash     435,173           50,696      (419,351)    66,518
-------------------------------------------------------------------------------------------------
        Toronto-R&D           Cash      17,640          (25,348)        7,708        --
-------------------------------------------------------------------------------------------------
     Lease cancellations
        London-Training       Cash     118,526           27,159      (133,085)    12,600
        Toronto-R&D           Cash                      439,714      (439,714)       --
                                       -------          -------       -------    -------
     Commitments                       571,339          492,221      (984,442)    79,118
                                       =======          =======       =======    =======


16.  DEFERRED INCOME TAXES AND INCOME TAXES


         a) Deferred Income Taxes

         The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:

                                                     June 30,     December 31,   December 31,
                                                        2003             2002           2001
                                                           $                $            $
         Accounting amortization in excess of tax
         amortization                                  9,875            9,875          9,875
         Losses available to offset future income
         taxes                                     3,776,365        3,113,829      2,909,873
         Share issue costs                           429,785          429,785        532,405
         Adjustment cash to accrual method          (148,461)        (148,461)      (496,879)
         Investment tax credit                            --               --             --
                                                   ---------        ---------      ---------
                                                   4,067,564        3,405,028      2,955,274

         Less:  Valuation allowance                4,067,564        3,405,028      3,105,654
                                                   ---------        ---------      ---------
                                                          --               --       (150,380)
                                                   =========        =========      =========


         As part of the acquisitions of Cad Cam Inc. and MicroTech Professionals Inc., there was a change of control which resulted in the subsidiaries being required to change from the cash method to the accrual method of accounting for income tax purposes.


         b) Current Income Taxes

            Current income taxes consist of:
                                                            June 30,     December 31,   December 31,
                                                               2003             2002           2001
                                                                  $                $              $
                Amount calculated at Federal and
                       Provincial statutory rates        (2,120,343)      (3,258,661)    (3,533,461)
                                                         ----------       ----------      ---------
                Increase (decrease) resulting from:
                       Permanent differences              1,479,705        2,928,884      1,629,464
                       Timing differences                       --                --       (141,868)
                       Valuation allowance                  652,661          299,374      2,895,654
                                                          ---------       ----------      ---------
                                                          2,132,366        3,228,258      4,383,250
                                                          ---------       ----------      ---------
                Current income taxes                         12,023          (30,403)       849,789
                                                          =========       ==========      =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



         Issue expenses totaling approximately $1,300,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, the loss is available to be carried forward for seven years from the year the loss is incurred. As the US subsidiaries have been acquired by a non-US entity, the taxable income will be increased by approximately $1,025,000 over the next two years as the company is required to change its taxation method from the cash basis to the accrual basis. The company has not reflected the benefit of utilizing non-capital losses totaling approximately $10,600,000 or a capital loss totaling $750,000 in the future as a deferred tax asset as at June 30, 2003. As at the completion of the June 30, 2003 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.


17.    OTHER COMPREHENSIVE INCOME (LOSS)


         Comprehensive income (loss) for the three months ended June 30, 2003:

                                                                    Before Tax            Tax (Expense)             Net-of-Tax
                                                                      Amount               or Benefit                   Amount
                                                                      ------               ----------                   ------

         Foreign currency translation adjustments                    (102,094)                    --                 (102,094)

         Adjustment to market value                                       --                      --                       --
                                                                    ---------                -------                ---------

         Other comprehensive income (loss)                           (102,094)                    --                 (102,094)
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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





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

           There was no technology revenue for the three months ended June 30, 2003 and 2002. The operating loss for the three months ended June 30, was $9,323 in 2003 and $14,761 in 2002. On disposal, Njoyn had approximately $950,000 in assets consisting primarily of deferred development charges and approximately $30,000 in liabilities consisting primarily of capital lease obligations. The gain on disposal of $400,229 has been reflected in the Income (loss) from discontinued operations in 2002. No income taxes have been reflected on this disposition as the sale of the shares gives rise to a capital loss, the benefit of which, is more likely than not to be realized.

           Effective May 1, 2002, the Company signed an agreement with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of the Toronto training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, triOS assumed the Toronto training staff and is subletting the classroom facilities. The gain on disposal of $97,350 has been reflected in the Income
           (loss) from discontinued operations in 2002.

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

           Training revenue for the three months ended June 30, was $93,985 in 2003 and $491,756 in 2002. The operating income from the training division for the three months ended June 30, was $66,448 in 2003 and $204,633 in 2002.

           Effective June 27, 2003, the Company signed an agreement with Brainhunter.com Ltd., an Ontario company, for the purchase of certain assets of the Toronto IT recruitment division for a nominal amount of cash and the assumption of all employee liabilities. The gain on disposal of $190,627 has been reflected in the Income (loss) from discontinued operations in 2003. As a result of this transaction, the Company will not have future revenues from its IT recruitment division and therefore the operations have been reported as discontinued.

           IT recruitment revenue for the three months ended June 30, was $625,459 in 2003 and $3,378,665 in 2002. The operating income from the IT recruitment division for the three months ended June 30, was $32,399 in 2003 and $48,699 in 2002.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





     The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc. and the IT recruitment division for the three and six months ending:

                                            THREE MONTHS ENDED     THREE MONTHS ENDED     SIX MONTHS ENDED       SIX MONTHS ENDED
                                               JUNE 30, 2003          JUNE 30, 2002         JUNE 30, 2003          JUNE 30, 2002
                                            --------------------   --------------------   -------------------    ----------------

     Revenues                                       719,443           3,870,383             1,588,867              7,760,753
                                            ----------------       -----------------      -------------------    ----------------

     Income from operations before income
     taxes                                           89,525             237,775                93,353                 45,501

     Provision for Income Taxes (recovery)
                                                         --                  --                   625                    451

     Gain on disposal of Njoyn Software
                                                         --                  --                    --                400,229

     Gain on disposal of Training Canada
                                                         --              97,350                    --                 97,350

     Gain on disposal of IT Recruitment
     division                                       190,627                  --               190,627                     --
                                            ----------------       -----------------      -------------------    ----------------

     Income (loss) from discontinued
     operations                                     280,152             335,125               283,355                542,629
                                            ================       =================      ===================    ================



19. SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


     During the year ended December 31, 2002, the company issued common shares and warrants for the following;

              Services rendered                       $1,556,485
              Liabilities payable in common stock      1,197,942
              Accounts payable                           434,348
                                                      ----------
                                                      $3,188,775
                                                      ==========

     During the three months ended March 31, 2003, the company issued common shares and warrants for the following:

              Services rendered                       $226,500
              Accounts payable                         440,899
                                                      --------
                                                      $667,399
                                                      ========

     During the three months ended June 30, 2003, the company issued common shares for the following:

              Accounts payable                        $8,434
                                                      ------
                                                      $8,434
                                                      ======

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



20.     SEGMENTED INFORMATION

      a) Sales by Geographic Area
                                         Three Months      Three Months      Six Months       Six Months
                                            Ended             Ended             Ended            Ended
                                        June 30, 2003     June 30, 2002     June 30, 2003    June 30, 2002
                                        -------------     -------------     -------------   -------------
                                               $                $                 $                $
          Canada                             130,774                 --           163,520             --
          United States of America         2,340,932          3,506,669         4,798,473      7,063,543
                                          ----------         ----------        ----------      ----------
                                           2,471,706          3,506,669         4,961,993      7,063,543
                                          ==========         ==========        ==========      ==========


      b) Net Loss by Geographic Area
                                         Three Months      Three Months      Six Months       Six Months
                                            Ended             Ended             Ended            Ended
                                        June 30, 2003     June 30, 2002     June 30, 2003    June 30, 2002
                                        -------------     -------------     -------------   -------------
                                               $                $                 $                $
          Canada                            (932,729)          (457,031)       (5,596,248)      (563,866)
          United States of America           287,454            (50,274)          295,390       (442,909)
                                          ----------         ----------        ----------      ----------
                                            (645,275)          (507,305)       (5,300,858)    (1,006,775)
                                          ==========         ==========        ==========      ==========


      c)   Identifiable Assets by Geographic Area
                                             June 30,       December 31,        December 31,
                                              2003              2002               2001
                                        --------------     -------------     --------------
                                              $                  $                  $

            Canada                          2,116,438          2,644,647          4,995,715
            United States of America        5,975,297          6,142,884         12,179,263
                                           ----------         ----------         ----------
                                            8,091,735          8,787,531         17,174,978
                                           ==========         ==========         ==========


      d) Revenue and Gross Profit by Operating Segment

                                         Three Months      Three Months      Six Months       Six Months
                                            Ended             Ended             Ended            Ended
                                        June 30, 2003     June 30, 2002     June 30, 2003    June 30, 2002
                                        -------------     -------------     -------------   -------------
                                               $                $                 $                $
          Revenue
          Tech Pubs and Engineering        2,371,806          3,006,305         4,726,995       6,157,862
          IT Documentation                    99,900            500,364           234,998         905,681
                                          ----------         ----------        ----------      ----------
                                           2,471,706          3,506,669         4,961,993       7,063,543
                                          ==========         ==========        ==========      ==========
         Gross Profit
          Tech Pubs and Engineering          835,399            978,362         1,531,152       2,004,943
          IT Documentation                    20,653            124,910            47,235         236,036
                                          ----------         ----------        ----------      ----------
                                             856,052          1,103,272         1,578,387       2,240,979
                                          ==========         ==========        ==========      ==========

      e) Revenues from Major Customers

     The consolidated entity had the following revenues from major customers:

     For the three months ended June 30, 2003 and 2002, no single customer consisted of more than 10% of the company's revenues.

      f) Purchases from Major Suppliers
             There were no significant purchases from major suppliers.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


21.     EARNINGS PER SHARE


           The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

                                                      THREE          THREE MONTHS      SIX  MONTHS           SIX MONTHS
                                                  MONTHS ENDED          ENDED             ENDED                 ENDED
                                                  JUNE 30, 2003      UNE 30, 2002      JUNE 30, 2003        JUNE 30, 2002

                                                ----------------     --------------    --------------     ----------------
     NUMERATOR
     Net loss from continuing operations              (925,427)          (842,430)       (5,584,213)          (1,549,404)

     Preferred stock dividends                               --             31,493                --              55,173
                                                ----------------     --------------    --------------     ----------------

     Loss available to common stockholders            (925,427)          (873,923)       (5,584,213)          (1,630,328)
                                                ----------------     --------------    --------------     ----------------

     Income from discontinued operations               280,152            335,125           283,355              542,629
                                                ----------------     --------------    --------------     ----------------

     Net loss                                         (645,275)          (538,798)       (5,300,858)          (1,061,948)
                                                ================     ==============    ==============     ================

     DENOMINATOR
     Weighted Average common stock outstanding     201,863,253         24,511,005       148,567,552           21,182,368
                                                ================     ==============    ==============     ================

     Basic and fully diluted loss per common
     share from continuing operations                    (0.00)             (0.03)            (0.04)               (0.07)
                                                =================    ===============    ==============     ================

     Basic and fully diluted loss per common
     share after preferred stock dividends               (0.00)             (0.04)            (0.04)               (0.08)
                                                ================     ==============    ==============     ================

     Basic and fully diluted loss per common
     share after discontinued operations                 (0.00)             (0.02)            (0.04)               (0.05)
                                                ================     ==============    ==============     ================

                                                THREE MONTHS           THREE MONTHS          SIX                   SIX
                                                    ENDED                 ENDED          MONTHS ENDED         MONTHS ENDED
                                                JUNE 30, 2003         JUNE 30, 2002      UNE 30, 2003         JUNE 30, 2002
                                                ----------------     ------------------  ----------------   ------------------

     Average common stock outstanding
                                                    201,863,253             24,511,005       148,567,552           21,182,368
     Average common stock issuable                          --                     --                --                   --
                                                ----------------     ------------------  ----------------   ------------------

     Average common stock outstanding assuming
     dilution                                       201,863,253             24,511,005       148,567,552           21,182,368
                                                ================     ==================  ================   ==================


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





     The outstanding options and warrants as detailed in note 13 were not included in the computation of the fully diluted earnings per common share as the effect would be anti-dilutive.

     The earnings per share calculation (basic and fully diluted) does not include any common stock for common stock payable as the effect would be anti-dilutive.

     As indicated in Note 25, the company has issued 452,096,517 shares of its common stock upon to the convertible debenture holders upon the conversion of $945,000 of debentures and accrued interest.



22.      STOCK OPTION PLANS

                                                               OPTIONS        WEIGHTED
                                                                               AVERAGE
                                                                              EXERCISE
                                                                                 PRICE

       Options outstanding at January 1, 2000                    472,625          2.21

       Options granted to key employees and directors            969,500          2.22
       Options exercised during the year                         (18,508)         2.10
       Options forfeited during the year                          (4,000)         3.19
       Options expired during the year                               -
                                                               ---------
       Options outstanding at December 31, 2000                1,419,617          2.21

       Options granted to key employees and directors             35,000           .68
       Options granted to consultant                              50,000           .70
       Options exercised during the year                         (22,125)          .01
       Options forfeited during the year                        (257,500)         3.21
       Options expired during the year                                -
                                                               ---------
       Options outstanding at December 31, 2001                1,224,992

       Options forfeited during the year                        (114,500)         3.22
                                                               ---------
       Options outstanding at December 31, 2002                1,110,492
                                                               =========
       Options granted, exercised, forfeited or expired
       during the period                                         (13,000)         3.19
                                                               ---------
       Options outstanding at June 30, 2003                    1,097,492
                                                               =========

       Options exercisable December 31, 2000                     714,117          1.95
       Options exercisable December 31, 2001                   1,059,659          1.75
       Options exercisable December 31, 2002                   1,065,992
       Options available for future grant December 31, 2000          --
       Options available for future grant December 31, 2001      261,500
       Options available for future grant December 31, 2002    6,614,500


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)






    b) Range of Exercise Prices at June 30, 2003

                     Outstanding     Weighted          Options        Options    Weighted
                       Options       Average         Outstanding    exercisable  Average
                                    Remaining          Average                   Exercise
                                        Life         Exercise Price                Price

      $2.10 - $3.25     552,492      1.61 years          $2.81          520,992      $2.79

      $1 and under      545,000      2.06 years          $0.75          545,000      $0.75



      c) Pro-forma net income

           At June 30, 2003, the company has four stock-based employee compensation plans, which are described more fully in Note 13(f). The company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected n net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                THREE           THREE          SIX          SIX,
                                              MONTHS ENDED   MONTHS ENDED   MONTHS ENDED  MONTHS ENDED
                                                JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                  2003           2002           2003           2002
                                               -----------   -----------     ----------   -----------
           Net loss, as reported                  (645,275)     (507,305)    (5,300,858)  (1,006,775)
           Deduct:  Total stock-based
           employee compensation expense
           determined under fair value
           based method for all awards,
           net of related tax effects              (41,202)      (73,138)       (82,404)    (146,276)
                                               -----------   -----------    -----------   -----------
           Pro forma net loss                     (686,477)     (580,443)    (5,383,262)  (1,153,051)
                                               ===========   ===========    ===========   ===========

           Net loss, after preferred share
           dividends                              (645,275)     (538,798)    (5,300,858)  (1,061,948)
           Deduct:  Total stock-based employee
           compensation expense determined
           under fair value based method for all
           awards, net of related tax effects      (41,202)      (73,138)       (82,404)    (146,276)
                                               -----------   -----------     ----------   -----------
           Pro forma net loss after
           preferred share dividends              (686,477)     (611,936)    (5,383,262)  (1,208,224)
                                               ===========   ===========    ============  ===========
           Earnings per share:
           Basic and fully diluted
           loss per share, as reported              (0.00)        (0.02)         (0.04)        (0.05)
                                              ===========   ===========    ============   ===========
           pro forma loss per share                 (0.00)        (0.02)         (0.04)        (0.05)
                                              ===========   ===========    ============   ===========

           loss per share, after preferred
           dividends                                (0.00)        (0.02)         (0.04)        (0.05)
                                              ===========   ===========    ============   ===========
           pro forma loss per share,
           after preferred dividends                (0.00)        (0.03)         (0.04)        (0.06)
                                              ===========   ===========    ============   ===========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





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

       There were no option grants in the year ended December 31, 2002. There were no option grants in the three months ended March 31, 2003. There were no option grants in the three months ended June 30, 2003.



23.    COMMITMENTS AND CONTINGENCIES

a)     Lease Commitments

       Minimum payments under operating leases for premises occupied by the company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at June 30, 2003, for the next five years are as follows:

                2003                           $216,022
                2004                            427,951
                2005                            338,829
                2006                            112,885
                2007                            112,885
          Thereafter                                 --
                                              ---------
                                             $1,208,572
                                             ==========

        The lease commitments do not include two operating leases for premises that the company is currently sub leasing to the purchasers of the Canadian and United States training divisions. If the purchasers were to default on payment or abandon the premises, the company would be liable for annual payments of $282,096 expiring August 31, 2006 and $150,534 expiring September 30, 2010.

        The lease commitments do not include an operating lease for premises located in the United States that were closed in the fourth quarter of 2002. The company has not made any payments on this lease since the premises were abandoned. The company does not intend to make any further payments and the lessor has not tried to enforce payment. The company may be liable for a lease balance of $44,597 which expires November 30, 2004.

        The lease commitments do not include an operating lease for premises located in Ontario, Canada that were abandoned in April 2003. The term of the lease does not expire until December 31, 2010. The company currently owes approximately $667,000 in rent arrears and has made an offer to the landlord for a deferred payment schedule at a significant discount. The company does not intend to make any payments against future rent for these premises. However, the company may be held liable for a lease balance of approximately $1,500,000 should the landlord try to enforce payment.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)




b) One June 12, 2003, the Canadian Imperial Bank of Commerce ("CIBC") filed a statement of claim against Thinkpath Training Inc., a subsidiary of the Company, with the Superior Court of Justice of Ontario, Canada, Court File No. 41967, demanding payment of damages in the sum of $150,000 pursuant to an operating account overdraft balance. The CIBC is seeking payment of the overdraft, accrued interest and legal fees. The Company intends to defend this claim vigorously.

c) The Company is party to various lawsuits arising from the normal course of business and its restructuring activities. No material provision has been recorded in the accounts for possible losses or gains. Should any expenditure be incurred by the Company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.



24.       RELATED PARTY TRANSACTIONS

           On November 1, 2002, the Company entered into a series of agreements with Thinkpath Training LLC, a New York company, for the purchase of certain assets of the New York training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, Thinkpath Training LLC assumed the New York training staff, some assets and is subletting the classroom facilities. The owner of Thinkpath Training LLC, is the daughter of the Company's Chief Executive Officer. As a result of this transaction, included in the Accounts Payable at June 30, 2003, is an amount of approximately $29,032 due to Thinkpath Training LLC by the Company.



25.    SUBSEQUENT EVENTS

           Subsequent to June 30, 2003, the Company closed an additional $200,000 in convertible debentures together with 123,588,851 warrants. The funds were used for various debt settlements and critical payables. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $200,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of 7 years from the original purchase date at purchase prices ranging from $.0175 to $.00137 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

           The proceeds received by the Company were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants.

           As of August 14, 2003, the Company has issued 452,096,517 shares of its common stock upon to the convertible debenture holders upon the conversion of $945,000 of debentures and accrued interest.

           On July 17, 2003, the Company settled a loan balance with the Business Development Bank of Canada ("BDC") of approximately $38,000 plus accrued interest for a one-time payment of $10,000. The discount amount of approximately $28,000 will be recognized as debt forgiveness in the third quarter.

           On July 29, 2003, the Company entered into a settlement agreement with Christopher Killarney, a former employee, in the sum of $3,600. This settlement was pursuant to a claim filed against the Company on June 14, 2002, with the Superior Court of Justice of Ontario, Canada, Court File No. 02- CV-229385CMS, alleging wrongful dismissal and breach of contract. Mr. Killarney was seeking $650,000 in damages plus attorney's fees.

           On August 7, 2003, the Company entered into a settlement agreement with AT&T Corp., in the sum of $15,000. This settlement was pursuant to a claim filed against the Company by AT&T Corp. with the United States District Court for the Southern District of New York, No. 02 CV 3132, alleging that the Company breached an agreement to pay AT&T certain monies in exchange for Internet and Web Hosting services purportedly performed by AT&T. AT&T was seeking $150,000 in damages plus interest and attorney's fees.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)





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

    b) Concentration of Credit Risk
       The company does not believe it is subject to any significant concentration of credit risk. Cash and short-term investments are in place with major financial institutions and corporations.

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



27.    COMPARATIVE FIGURES

       Certain figures in the June 30, 2002 financial statements have been reclassified to conform with the basis of presentation used at June 30, 2003.

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

OVERVIEW

         We are a global provider of engineering services including design, build, drafting, technical publishing and documentation, and on-site engineering support. Our customers include defense contractors, aerospace, automotive, health care and manufacturing companies, including Lockheed Martin, General Dynamics, General Electric, General Motors, Ford Motors, Magna, ABB and Hill-Rom Company.

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

         At June 30, 2003, all of our investments in non-related companies totaling $45,669 were accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

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


THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

Revenue

          For the three months ended June 30, 2003, we derived 95% of our revenue in the United States compared to 100% for the three months ended June 30, 2002. The decrease in total revenue derived from the United States is a result of the slight increase in engineering sales in Canada. At the beginning of this year, a division was started to focus on building engineering services in Ontario in lieu of IT recruitment services which had traditionally dominated our sales in Canada.

               As a result of this shift in focus, effective June 27, 2003, we sold certain assets of our IT recruitment division to Brainhunter.com, an Ontario company, for for a nominal amount of cash and the assumption of all employee liabilities. The gain on disposal of $190,627 has been reflected in the Income (loss) from discontinued operations in 2003. As a result of this transaction, the Company will not have future revenues from its IT recruitment division and therefore the operations have been reported as discontinued.

         For the three months ended June 30, 2003, our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 96% of total revenue compared to 86% for the three months ended June 30, 2002. Revenue from engineering services for the three months ended June 30, 2003 decreased by $640,000 or 21% to $2,370,000 compared to $3,010,000 for the three months ended June 30, 2002. The decrease in engineering sales is a result of the reduction of the sales force for this division.

         Our engineering services include the complete planning, staffing, development, design, implementation and testing of a project. It can also involve enterprise-level planning and project anticipation. Our specialized engineering services include: design, build and drafting, technical publications and documentation. We outsource our technical publications and engineering services on both a time and materials and project basis. For project work, the services provided are defined by guidelines to be accomplished by milestone and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery of the service, and when the fee is fixed or determinable and collection is probable. Customers we provide engineering services to include General Dynamics, General Electric, General Motors, Lockheed Martin, Boeing, Caterpillar, Cummins Engines, Magna and ABB.

         For the three months ended June 30, 2003, information technology documentation services represented approximately 4% of our revenue compared to 14% for the three months ended June 30, 2002. Revenue from information technology documentation services for the three months ended June 30, 2003 decreased by $400,000 or 80% to $100,000 compared to $500,000 for the three months ended June 30, 2002.

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


Gross Profit

         Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of engineering services include wages, benefits, software training and project expenses. The average gross profit for the engineering division was 34% for the three months ended June 30, 2003 compared to 33% for the three months ended June 30, 2002. The increase in gross profit for technical publications and engineering services is a result of the increase in higher margin contracts in engineering design, technical publications and documentation compared to the traditional on-site engineering support. In addition, we are engaging in more time-and-materials based contracts versus fixed-cost contracts which prevents against project and costs overruns.

         The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the information technology division for the three months ended June 30, 2003 was 21% compared to 25% for the three months ended June 30, 2002. The decline in gross profit in the current period is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.



THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2002

Revenue

          For the six months ended June 30, 2003, we derived 97% of our revenue in the United States compared to 100% for the six months ended June 30, 2002. The decrease in total revenue derived from the United States is a result of the aforementioned slight increase in engineering sales in Canada.

         For the six months ended June 30, 2003, our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 95% of total revenue compared to 87% for the six months ended June 30, 2002. Revenue from engineering services for the six months ended June 30, 2003 decreased by $1,430,000 or 23% to $4,730,000 compared to
$6,160,000 for the six months ended June 30, 2002. The decrease in engineering sales is a result of the reduction of the sales force for this division.

         For the six months ended June 30, 2003, information technology documentation services represented approximately 5% of our revenue compared to 13% for the six months ended June 30, 2002. Revenue from information technology documentation services for the six months ended June 30, 2003 decreased by $680,000 or 75% to $230,000 compared to $910,000 for the six months ended June 30, 2002.

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


Gross Profit

         The average gross profit for the engineering division was 32% for the six months ended June 30, 2003 which is consistent with the six months ended June 30, 2002.

         The average gross profit for the information technology division for the six months ended June 30, 2003 was 20% compared to 26% for the six months ended June 30, 2002. The decline in gross profit in the current period is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.

RESULTS OF OPERATIONS




                          STATEMENTS OF OPERATIONS--PERCENTAGES
                                    (UNAUDITED)

                                           THREE MONTHS          SIX MONTHS
                                          ENDED JUNE 30,       ENDED JUNE 30,
                                          --------------      ---------------

                                          2003      2002      2003       2002
                                          ----      ----      ----       ----


REVENUE                                   100 %      100 %     100 %      100 %
-------                                  ----       ----      ----       ----

COST OF SALES                              65 %       69 %      68 %       68 %
                                         ----       ----      ----       ----
GROSS PROFIT                               35 %       31 %      32 %       32 %
                                         ----       ----      ----       ----
EXPENSES
   Administrative                          22 %       23 %      24 %       22 %
   Selling                                 10 %       18 %      10 %       19 %
   Depreciation and amortization            7 %        8 %       8 %        8 %
                                         ----       ----      ----       ----

Income (loss) from continuing
  operations before interest charges       (4)%      (18)%     (10)%      (17)%

  Interest charges                         32 %        6 %     102 %        6 %
                                         ----       ----      ----       ----
Income (loss) from continuing
  operations                              (36)%      (24)%    (112)%      (23)%

   Income taxes                            -- %       -- %      -- %       -- %
                                         ----       ----      ----       ----
Income (loss) from continuing
  operations                              (36)%      (24)%    (112)%      (23)%

Income (loss) from discontinued
  operations                               11 %        9 %       6 %        8 %

Net Income (loss)                         (25)%      (15)%    (106)%      (15)%
                                         ----       ----      ----       ----

THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

Results of Operations

          Revenue. Revenue for the three months ended June 30, 2003 decreased by $1,040,000 or 30%, to $2,470,000, as compared to $3,510,000 for the three months ended June 30, 2002. The decrease is primarily attributable to the reduction in sales staff as a result of our cost cutting initiatives undertaken in 2002 and early 2003.

         Cost of Sales. The cost of sales for the three months ended June 30, 2003 decreased by $780,000, or 33%, to $1,620,000, as compared to $2,400,000 for the three months ended June 30, 2002. The decrease in cost of sales for the three months ended June 30, 2003 is consistent with the decrease in revenue. The cost of sales as a percentage of revenue decreased from 69% for the three months ended June 30, 2002 to 65% for the three months ended June 30, 2003.

         Gross Profit. Gross profit for the three months ended June 30, 2003 decreased by $240,000, or 22%, to $860,000 compared to $1,100,000 for the three months ended June 30, 2002. The decrease in gross profit for the three months ended June 30, 2003 is consistent with the decrease in revenue. As a percentage of revenue, gross profit increased from 31% for the three months ended June 30, 2002 to 35% for the three months ended June 30, 2003.

         Expenses. Expenses for the three months ended June 30, 2003 decreased by $790,000, or 46%, to $940,000 compared to $1,730,000 for the three months ended June 30, 2002.

         Administrative expenses decreased by $250,000 or 32% to $540,000 for the three months ended June 30, 2003 compared to $790,000 for the three months ended June 30, 2002. General administrative expenses including salaries and rent have decreased significantly over last year as a result of restructuring and general cost cutting.

         Selling expenses for the three months ended June 30, 2003 decreased by $420,000, or 63%, to $250,000 from $670,000 for the three months ended June 30, 2002. This decrease is attributable to the considerable downsizing in sales staff and the decrease in commissions, as a result of the reduction in sales. In addition, in 2003 we continued to eliminate certain advertising and promotional expenses.

        For the three months ended June 30, 2003, depreciation and amortization expenses decreased by $80,000, or 30%, to $190,000 from $270,000 for the three months ended June 30, 2002.

          0perating Loss from Continuing Operations. For the three months ended June 30, 2003, losses from continuing operations decreased by $500,000 or 81% to a loss of $120,000 as compared to a loss of $620,000 for the three months ended June 30, 2002.

         Interest Charges. For the three months ended June 30, 2003, interest charges increased by $580,000, or 263%, to $800,000 from $220,000 for the three months ended June 30, 2002. This increase is largely attributable to the interest expense on the beneficial conversion feature on the convertible debentures issued in December 2002 and the first six months of 2003, in the amount of $640,000.

         Loss from Continuing Operations before Income Tax. Loss from continuing operations before income tax for the three months ended June 30, 2003 increased by $80,000 or 9% to a loss of $920,000 as compared to a loss of $840,000 for the three months ended June 30, 2002.

         Income Taxes. Income tax expense for the three months ended June 30, 2003 increased by $8,300 to an expense of $8,400 as compared to an expense of $100 for the three months ended June 30, 2002.

         Income (Loss) from Continuing Operations. Loss from continuing operations for the three months ended June 30, 2003 increased by $90,000 or 11% to a loss of $930,000 compared to a loss of $840,000 for the three months ended June 30, 2002

         Income (Loss) from Discontinued Operations. Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the three months ended June 30, 2003 and 2002.

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

         There was no technology revenue for the three months ended June 30, 2003 and 2002. The operating loss from the technology division for the three months ended June 30, 2003 was $9,000 and $15,000 for the same period in 2002. On disposal, Njoyn had approximately $950,000 in assets consisting primarily of deferred development charges and approximately $30,000 in liabilities consisting primarily of capital lease obligations. The gain on disposal of $400,229 has been reflected in the loss from discontinued operations at June 30, 2002. No income taxes have been reflected on this disposition as the sale of the shares gives rise to a capital loss, the benefit of which is more likely than not to be realized.

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

          As a result of these two transactions, we will not have future revenues from either training division. Training revenue for the three months ended June 30, 2003 was $90,000 and $490,000 for the same period in 2002. The operating income from the training division for the three months ended June 30, 2003 was $70,000 and $200,000 for the same period in 2002.

           Effective June 27, 2003, we signed an agreement with Brainhunter.com Ltd., an Ontario company, for the purchase of certain assets of the Toronto IT recruitment division for a nominal amount of cash and the assumption of all employee liabilities. The gain on disposal of $190,627 has been reflected in the Income (loss) from discontinued operations in 2003. As a result of this transaction, we will not have future revenues from the IT recruitment division and therefore the operations have been reported as discontinued.

           IT recruitment revenue for the three months ended June 30, was $630,000 in 2003 and $3,380,000 in 2002. The operating income from the IT recruitment division for the three months ended June 30, was $30,000 in 2003 and $50,000 in 2002.

         Net Loss Before Preferred Stock Dividends. Net loss before preferred stock dividends for the three months ended June 30, 2003 increased by $140,000 or 27% to a net loss of $650,000 compared to a net loss of $510,000 for the three months ended June 30, 2002.

         Net Loss Applicable to Common Stock. Net loss applicable to common stock increased by $110,000 or 20% to $650,000 for the three months ended June 30, 2003 compared to $540,000 for the three months ended June 30, 2002. During the three months ended June 30, 2002 we issued preferred stock dividends of $30,000.



THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2002

Results of Operations

          Revenue. Revenue for the six months ended June 30, 2003 decreased by $2,100,000 or 30%, to $4,960,000, as compared to $7,060,000 for the six months ended June 30, 2002. The decrease is primarily attributable to the reduction in sales staff as a result of our cost cutting initiatives undertaken in 2002 and early 2003.

         Cost of Sales. The cost of sales for the six months ended June 30, 2003 decreased by $1,440,000, or 30%, to $3,380,000, as compared to $4,820,000 for the six months ended June 30, 2002. The decrease in cost of sales for the six months ended June 30, 2003 is consistent with the decrease in revenue. The cost of sales as a percentage of revenue for the six months ended June 30, 2003 was 68% which is consistent with the six months ended June 30, 2002.

         Gross Profit. Gross profit for the six months ended June 30, 2003 decreased by $660,000, or 30%, to $1,580,000 compared to $2,240,000 for the six months ended June 30, 2002. The decrease in gross profit for the six months ended June 30, 2003 is consistent with the decrease in revenue. As a percentage of revenue, gross profit for the six months ended June 30, 2003 was 32% which is consistent with the six months ended June 30, 2002.

         Expenses. Expenses for the six months ended June 30, 2003 decreased by $1,340,000, or 40%, to $2,030,000 compared to $3,370,000 for the six months ended June 30, 2002.

         Administrative expenses decreased by $350,000 or 23% to $1,190,000 for the six months ended June 30, 2003 compared to $1,540,000 for the six months ended June 30, 2002. General administrative expenses including salaries and rent have decreased significantly over last year as a result of restructuring and general cost cutting. Included in administrative expenses are the costs of $226,500 of shares of our common stock and warrants issued to various consultants for financing services rendered during the six months ended June 30, 2003.

         Selling expenses for the six months ended June 30, 2003 decreased by $810,000 or 62%, to $500,000 from $1,310,000 for the six months ended June 30,
2002. This decrease is attributable to the considerable downsizing in sales staff and the decrease in commissions, as a result of the reduction in sales. In addition, in 2003 we continued to eliminate certain advertising and promotional expenses.

        For the six months ended June 30, 2003, depreciation and amortization expenses decreased by $150,000, or 28%, to $380,000 from $530,000 for the six months ended June 30, 2002.

          0perating Loss from Continuing Operations. For the six months ended June 30, 2003, losses from continuing operations decreased by $630,000 or 56% to a loss of $500,000 as compared to a loss of $1,130,000 for the six months ended June 30, 2002.

         Interest Charges. For the six months ended June 30, 2003, interest charges increased by $4,640,000, or 1054%, to $5,080,000 from $440,000 for the six months ended June 30, 2002. This increase is largely attributable to the interest expense on the beneficial conversion feature on the convertible debentures issued in December 2002 and the first six months of 2003, in the amount of $4,670,000.

         Loss from Continuing Operations before Income Tax. Loss from continuing operations before income tax for the six months ended June 30, 2003 increased by $3,990,000 or 253% to a loss of $5,570,000 as compared to a loss of $1,580,000 for the six months ended June 30, 2002.

         Income Taxes. Income tax expense for the six months ended June 30, 2003 increased by $37,000 to an expense of $12,000 as compared to a recovery of $25,000 for the six months ended June 30, 2002.

         Income (Loss) from Continuing Operations. Loss from continuing operations for the six months ended June 30, 2003 increased by $4,030,000 or 260% to a loss of $5,580,000 compared to a loss of $1,550,000 for the six months ended June 30, 2002

         Income (Loss) from Discontinued Operations. Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the six months ended June 30, 2003 and 2002.

          There was no technology revenue for the six months ended June 30, 2003 and $40,000 for the same period in 2002. The operating loss from the technology division for the six months ended June 30, 2003 was $10,000 and $120,000 for the same period in 2002.

           Training revenue for the six months ended June 30, 2003 was $160,000 and $880,000 for the same period in 2002. The operating income from the training division for the six months ended June 30, 2003 was $90,000 and $40,000 for the same period in 2002.

              IT recruitment revenue for the six months ended June 30, was $1,430,000 in 2003 and $6,840,000 in 2002. The operating income from the IT recruitment division for the six months ended June 30, was $10,000 in 2003 and $130,000 in 2002.

         Net Loss Before Preferred Stock Dividends. Net loss before preferred stock dividends for the six months ended June 30, 2003 increased by $4,290,000 or 425% to a net loss of $5,300,000 compared to a net loss of $1,010,000 for the six months ended June 30, 2002.

         Net Loss Applicable to Common Stock. Net loss applicable to common stock increased by $4,240,000 or 400% to $5,300,000 for the six months ended June 30, 2003 compared to $1,060,000 for the six months ended June 30, 2002. During the six months ended June 30, 2002 we issued preferred stock dividends of $60,000.


LIQUIDITY AND CAPITAL RESOURCES

         With insufficient working capital from operations, our primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of equity securities. Our primary capital requirements include debt service and working capital needs.

           Our facility with Morrison Financial Services Limited is a receivable discount facility whereby we are able to borrow up to 75% of qualifying receivables at 30% interest per annum. At June 30, 2003, the balance on the receivable discount facility was approximately $1,210,000 based on 75% of qualifying accounts receivable.

           During the six months ended June 30, 2003, we sold $575,000 in convertible debentures along with 109,777,942 warrants pursuant to a financing arrangement entered into on December 5, 2002. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $575,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the six lowest prices on six separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at purchase prices ranging from $.0175 to $.00137 per share. We are required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

           The proceeds of $575,000 were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $321,167. At June 30, 2003, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $539,142 which was credited to paid in capital and charged to earnings as interest expense.

         At June 30, 2003, we had cash of $580,000 and a working capital deficiency of $2,470,000. At June 30, 2003, we had a cash flow from operations of $100,000. At June 30, 2002, we had cash of $60,000 and a working capital deficiency of $2,920,000. At June 30, 2002, we had a cash flow deficiency from operations of $710,000.

         At June 30, 2003, we had cash flow from investing activities of $80,000 related to proceeds on the disposal of the IT recruitment division of $150,000 which was offset by the purchase of capital assets of $70,000. At June 30, 2002, we had cash flow from investing activities of $1,100,000 primarily related to the proceeds on the disposal of Njoyn of $1,320,000 which was partially offset by the purchase of capital assets of $220,000.

         At June 30, 2003 we had cash flow from financing activities of $200,000 attributable primarily to a reduction in debt of $1,240,000 related to the Morrison Financial receivable discount facility and partial repayment of notes payable of $10,000 which was offset by proceeds of $1,450,000 from the sale of convertible debentures. At June 30, 2002, we had a cash flow deficit from financing activities of $825,000 attributable primarily to the repayment of notes of $75,000, and long-term debt of $130,000 and reduction in bank indebtedness of $620,000.

         At June 30, 2003, we had a loan balance of $37,878 with the Business Development Bank of Canada. The loan was assigned to us when we combined with TidalBeach Inc. in November 2000. The loan is secured by a general security agreement with monthly payments of $950.00 and interest at 12.5% per annum. No principal payments have been made since January 2003. On July 17, 2003, the BDC accepted a one-time payment of $10,000 to settle the Tidalbeach obligation. The discount amount of approximately $28,000 will be recognized as debt forgiveness in the 3rd quarter.

        At June 30, 2003 we had a loan balance of $259,356 with an individual, Terry Lyons. The loan is payable in twelve monthly payments of $21,613 beginning November 30, 2002 and bears interest at 30% per annum. This loan is subordinated to Morrison Financial Services Limited and no principal payments have been made.

         At June 30, 2003, we had approximately $98,835 outstanding on various capital leases with various payment terms and interest rates. The average balance on the terms of leases are 12 months and cover primarily the hardware and various software applications required to support our engineering division.

         At June 30, 2003, we had a note payable of $224,000 owed to Roger Walters, the former shareholder of CadCam Inc. Principal payments of $4,000 per month were to begin September 1, 2002 until August 1, 2007. This loan is non-interest bearing.

         The loan is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. We have not made any principal payments to Mr. Walters since December 2002 and we are currently in default of the loan agreement. In the event that we default on payment, the principal balance will bear interest at 12% per annum until payment is made.

         At June 30, 2003, we had a note payable of $663,818 owed to Denise Dunne-Fushi, the vendor of MicroTech Professionals Inc. Principal payments of $10,000 per month were to begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, we are obligated to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits until May 2004 and a vehicle lease until August 2004.

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

         In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The Statement specifies that certain instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This Statement is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, the Statement goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 30, 2003, entities should record the transition to Statement No. 150 by reporting the cumulative effect of a change in an accounting principle. Statement No. 150 prohibits entities from restating financial statements for earlier years presented. We do not believe that the adoption of Statement No. 150 will have a material effect on our financial position, results of operations or cash flows.


RECENT EVENTS

         Subsequent to June 30, 2003, we closed an additional $200,000 in convertible debentures together with 123,588,851 warrants. The funds were used for various debt settlements and working capital. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $200,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the six lowest prices on six separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of 7 years from the original purchase date at purchase prices ranging from $.0175 to $.00137 per share. We are required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

         The proceeds received were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants.

         As of August 14, 2003, we have issued 452,096,517 shares of our common stock upon to the convertible debenture holders upon the conversion of $945,900 of debentures and accrued interest.

             At June 30, 2003 we had a loan balance with the Business Development Bank of Canada ("BDC") of $38,000. The loan was assigned to us when we purchased Tidalbeach Inc. in November 2000. The loan was secured by a general security agreement with monthly payments of $950 and interest at 12.5% per annum. No principal payments had been made since January 2003. On July 17, 2003, the BDC accepted a one-time payment of $10,000 to settle the Tidalbeach obligation. The discount amount of approximately $28,000 will be recognized as debt forgiveness in the third quarter.

               On July 29, 2003, we entered into a settlement agreement with Christopher Killarney, a former employee, in the sum of $3,600. This settlement was pursuant to a claim filed against us on June 14, 2002, with the Superior Court of Justice of Ontario, Canada, Court File No. 02- CV-229385CMS, alleging wrongful dismissal and breach of contract. Mr. Killarney was seeking $650,000 in damages plus attorney's fees.


         On August 7, 2003, we entered into a settlement agreement with AT&T Corp. in the sum of $15,000. This settlement was pursuant to a claim filed against us by AT&T Corp. with the United States District Court for the Southern District of New York, No. 02 CV 3132, alleging that we breached an agreement to pay AT&T certain monies in exchange for Internet and web hosting services purportedly performed by AT&T. AT&T was seeking $153,669.36 in damages, plus interest and attorneys' fees.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.


ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 45 days prior to the filing date of this Form 10-Q filed for the six months ended June 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting the officers on a timely basis to material information relating to us (including our wholly owned subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.




                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are party to the following pending legal proceedings:


          The Canadian Imperial Bank of Commerce ("CIBC") filed a statement of claim against one of our subsidiaries, Thinkpath Training Inc., on June 12, 2003, with the Superior Court of Justice of Ontario, Canada, Court File No. 41967, demanding payment of liquidated damages in the sum of approximately $150,000 pursuant to an operating account overdraft balance. The CIBC is seeking repayment of the overdraft, accrued interest and legal fees. We intend to defend this claim vigorously.


         We are not party to any other material litigation, pending or otherwise.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

             During the second quarter 2003, we sold convertible debentures and warrants for an aggregate of $575,000. The debt is convertible into common stock at a discount to the market. In connection with the offering, we issued an aggregate of 109,777,942 warrants to purchase common stock. Pursuant to the terms of the initial offering as reported in the Form 8-K that we filed with the SEC on December 9, 2002, investors in that offering were granted the right to purchase an additional $2,200,000 of convertible debt. As a result of the sales made during the second quarter of 2003, convertible debentures and warrants for an aggregate dollar amount of $650,000 remain available for purchase by the investors as at June 30, 2003. The proceeds from the sale of convertible debentures and warrants were used to repay debt obligations and for working capital. The offering, which was made to non-U.S. residents only, was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation S promulgated thereunder.

         In addition, during the second quarter 2003, we sold unregistered securities as described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. The purchasers of the securities in such transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. The purchasers of the securities in the transactions below were each sophisticated investors who were provided information about us and were able to bear the risk of loss of their entire investment.

          On May 27, 2003, we issued 1,067,624 shares of our common stock, no par value per share, to John Taylor, an employee, in settlement of an employment bonus.

              We believe all of the above issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act.




ITEM 3. DEFAULTS IN SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the six months ended June 30, 2003.


ITEM 5.  OTHER INFORMATION


         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 31.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THINKPATH INC.


      Dated: August 14, 2003 By: /s/ Declan French By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer