Form 10-Q
period 2003-09-30
THINKPATH INC
filed 2003-11-12
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                               OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM              TO
                                        ------------    ------------

                        COMMISSION FILE NUMBER
                                               -------------

                                 THINKPATH INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                     ONTARIO                       52-209027
          -------------------------------     -------------------
          (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)

                   201 WESTCREEK BOULEVARD
                      BRAMPTON, ONTARIO                 L6T 5S6
           ----------------------------------------    ---------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

                                 (905) 460-3040
                               -------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
 SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS),
                                     AND (2)
       HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                 YES [X] NO [ ]

        AS OF NOVEMBER 11, 2003 THERE WERE 1,928,575,015 SHARES OF COMMON
                   STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

                                 THINKPATH INC.

                  SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                    Page Number


Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of September 30, 2003 and
         December 31, 2002 and 2001........................................F2-F3

         Interim Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002 ...................................F4

         Interim Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2003......................................F5

         Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 ...................................F6

         Notes to Interim Consolidated Financial Statements...............F7-F41

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................2-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........15

Item 4.  Controls and Procedures..............................................15


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................15

Item 2.  Changes in Securities and Use of Proceeds ........................15-16

Item 3.  Defaults Upon Senior Securities .....................................16

Item 4.  Submission of Matters to a Vote of Security Holders ..............16-17

Item 5.  Other Information ...................................................17

Item 6.  Exhibits and Reports on Form 8-K ....................................18

ITEM 1.  FINANCIAL STATEMENTS


                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)


THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002, AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)



                                          SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,
                                             2003          2002           2001
                                             ----          ----           ----
                                              $             $               $

                                     ASSETS

CURRENT ASSETS
     Cash                                       67,617      114,018      482,233
     Accounts receivable                     1,946,742    2,663,823    5,502,113
     Inventory                                    --           --         40,057
     Income taxes receivable                      --           --        431,817
     Prepaid expenses                          185,496      196,683      345,341
                                             ---------   ----------   ----------

                                             2,199,855    2,974,524    6,801,561

PROPERTY AND EQUIPMENT                       1,389,362    1,915,379    2,859,340

GOODWILL                                     3,748,732    3,748,732    5,128,991

INVESTMENT IN NON-RELATED COMPANIES             45,669       45,669    1,013,926

LONG-TERM RECEIVABLE                              --         53,924       83,450

OTHER ASSETS                                    51,982       49,303    1,287,710
                                             ---------   ----------   ----------

                                             7,435,600    8,787,531   17,174,978
                                             =========   ==========   ==========



THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002, AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                                   SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                                                       2003           2002            2001
                                                                       ----           ----            ----
                                                                        $               $              $
                                   LIABILITIES

CURRENT LIABILITIES
     Bank indebtedness                                                 121,101        209,776      5,039,171
     Receivable Discount Facility                                    1,161,726      2,340,579           --
     Accounts payable                                                2,243,119      3,197,286      4,073,444
     Deferred revenue                                                     --          163,609        365,023
     Current portion of long-term debt                                 284,035        380,188        528,285
     Current portion of notes payable                                  179,607        208,254        150,000
     12% Convertible Debenture                                         589,486        192,950           --
                                                                   -----------    -----------    -----------
                                                                     4,579,074      6,692,642     10,155,923

DEFERRED INCOME TAXES                                                     --             --          150,380

LONG-TERM DEBT                                                          15,483         84,756        582,432

NOTES PAYABLE                                                          683,896        686,703      2,340,000

LIABILITIES PAYABLE IN CAPITAL STOCK                                      --             --          699,297
                                                                   -----------    -----------    -----------

                                                                     5,278,453      7,464,101     13,928,032
                                                                   ===========    ===========    ===========

COMMITMENTS AND CONTINGENCIES (NOTE 22)

                                            STOCKHOLDERS' EQUITY


CAPITAL STOCK                                                       41,532,754     33,367,034     26,571,481

DEFICIT                                                            (38,124,773)   (30,966,083)   (22,719,044)

ACCUMULATED OTHER COMPREHENSIVE LOSS                                (1,250,834)    (1,077,521)      (605,491)
                                                                   -----------    -----------    -----------

                                                                     2,157,147      1,323,430      3,246,946
                                                                   -----------    -----------    -----------

                                                                     7,435,600      8,787,531     17,174,978
                                                                   ===========    ===========    ===========



                 The accompanying notes are an integral part of these interim consolidated financial statements



THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



                                              THREE MONTHS      THREE MONTHS     NINE MONTHS   NINE MONTHS
                                                  ENDED            ENDED           ENDED         ENDED
                                                   2003            2002             2003          2002
                                                   ----            ----             ----          ----
                                                    $                $               $             $

REVENUE                                           2,649,681      2,886,157       7,611,673      9,949,699

COST OF SERVICES                                  1,770,861      1,995,900       5,154,467      6,806,265
                                               ------------    -----------    ------------    -----------

GROSS PROFIT                                        878,820        890,257       2,457,206      3,143,434
                                               ------------    -----------    ------------    -----------

EXPENSES
     Administrative                                 563,406      1,299,506       1,757,448      2,854,517
     Selling                                        279,048        575,057         782,065      1,880,555
     Financing Expenses                                --          469,741            --          469,741
     Depreciation and amortization                  143,155        252,783         519,791        779,172
     Write down goodwill                               --           57,808            --           57,808
                                               ------------    -----------    ------------    -----------
                                                    985,609      2,654,895       3,059,304      6,041,793

LOSS FROM CONTINUING OPERATIONS
     BEFORE INTEREST CHARGES                       (106,789)    (1,764,638)       (602,098)    (2,898,359)

     Interest Charges                             1,700,638        339,971       6,777,521        781,406
                                               ------------    -----------    ------------    -----------

LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                         (1,807,427)    (2,104,609)     (7,379,619)    (3,679,765)

     Income Taxes (recovery)                          1,343          5,786          13,366        (19,965)
                                               ------------    -----------    ------------    -----------

LOSS FROM CONTINUING OPERATIONS                  (1,808,770)    (2,110,395)     (7,392,985)    (3,659,800)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
     (INCLUDING GAIN ON DISPOSAL)                   (49,062)       (30,571)        234,295        512,059
                                               ------------    -----------    ------------    -----------

NET LOSS BEFORE PREFERRED STOCK DIVIDENDS        (1,857,832)    (2,140,966)     (7,158,690)    (3,147,741)

PREFERRED STOCK DIVIDENDS                              --            2,828            --           58,001

NET LOSS APPLICABLE TO COMMON STOCK              (1,857,832)    (2,143,794)     (7,158,690)    (3,205,742)
                                               ============    ===========    ============    ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     OUTSTANDING BASIC AND FULLY DILUTED        448,877,336     28,704,219     290,295,250     23,717,204
                                               ============    ===========    ============    ===========

LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
     AVERAGE COMMON STOCK BEFORE PREFERRED
     DIVIDENDS BASIC AND FULLY DILUTED                (0.00)         (0.07)          (0.02)         (0.13)
                                               ============    ===========    ============    ===========

LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
     AVERAGE COMMON STOCK AFTER PREFERRED
     DIVIDENDS BASIC AND FULLY DILUTED                (0.00)         (0.07)          (0.02)         (0.14)
                                               ============    ===========    ============    ===========




                 The accompanying notes are an integral part of these interim consolidated financial statements


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                                                        ACCUMULATED
                                   COMMON STOCK        PREFERRED STOCK          CAPITAL                                     OTHER
                                     NUMBER OF         NUMBER OF SHARES          STOCK                   COMPREHENSIVE COMPREHENSIVE
                                      SHARES         A         B        C       AMOUNTS       DEFICIT         LOSS           LOSS
                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of December 31, 2000       11,915,138    1,050      750      -      23,759,415    (12,306,862)                  (653,547)
                                   ============== ========= ======== ======== ============ ==============               ============
Net loss for the year before preferred
stock dividends                                        -           -         -        -          -          (9,683,442)  (9,683,442)
                                                                                                         -------------
Other comprehensive income (loss), net of tax:
   Foreign currency translation          -           -         -        -          -             -             209,506
   Adjustment to market value            -           -         -        -          -             -            (161,450)
                                                                                                         -------------
 Other comprehensive income                                                                                     48,056       48,056
                                                                                                         -------------
Comprehensive loss                                                                                          (9,635,386)
                                                                                                         =============
Issuance of common stock for cash        525,000     -         -        -         400,000        -

Issuance of preferred stock              -           -         -      1,230     1,230,000        -

Reduction in common stock payable        596,667     -         -        -         709,005        -

Dividend on preferred stock              -           -         -        -         414,848      (444,647)

Conversion of preferred stock to
common stock                          3,864,634    (1,050)    (750)    (285)       -             -

Beneficial conversion on
Issuance of preferred stock              -           -         -        -         284,093      (284,093)

Options exercised                        22,122      -         -        -               1        -

Debt settled through the issuance
of common stock                           93,883     -         -        -          44,125        -

Common stock and warrants issued
in consideration of services             714,267     -         -        -         519,994       -

Allowance for deferred taxes
Recoverable on issue expenses            -           -         -        -        (790,000)
                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of December 31, 2001       17,731,711     -         -        945    26,571,481    (22,719,044)                  (605,491)
                                   ============== ========= ======== ======== ============ ==============               ============
Net loss for the year before preferred
stock dividends                          -           -         -        -          -          (8,146,652)   (8,146,652)
                                                                                                         -------------
Other comprehensive income (loss), net of tax:
   Foreign currency translation          -           -         -        -          -             -            (171,283)
   Adjustment to market value            -           -         -        -          -             -            (300,747)
                                                                                                         -------------
 Other comprehensive income                                                                                   (472,030)    (472,030)
                                                                                                         -------------
Comprehensive loss                                                                                          (7,674,622)
                                                                                                         =============
Reduction in common stock payable      8,387,840     -         -        -       1,098,955        -

Dividend on preferred stock              -           -         -        -          67,530       (67,530)

Conversion of preferred stock to
common stock                          23,278,448     -         -       (945)       -             -

Beneficial conversion on
issuance of preferred stock              -           -         -        -          32,857       (32,857)

Debt settled through the issuance
of common stock                        2,982,018     -         -        -         434,348        -

Common stock and warrants issued
in consideration of services          13,878,026     -         -        -       1,556,485        -

Warrants issued for cash                 -           -         -        -         707,050        -

Beneficial conversion on issuance
of convertible debt                      -           -         -        -       2,898,328        -
                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of December 31, 2002       66,258,043     -         -         -     33,367,034    (30,966,083)                (1,077,521)
                                   ============== ========= ======== ======== ============ ==============               ============
Net loss for the period                  -           -         -        -          -          (7,158,690)   (7,158,690)
                                                                                                         -------------
Other comprehensive income (loss), net of tax:
   Foreign currency translation          -           -         -        -          -             -            (173,313)    (173,313)
   Adjustment to market value            -           -         -        -          -             -                   -
                                                                                                         -------------
 Other comprehensive income                                                                                          -
                                                                                                         -------------
Comprehensive loss                                                                                          (7,332,003)
                                                                                                         =============
Conversion of 12% senior secured
convertible debenture                677,062,695     -         -         -        370,036        -

Interest on 12% senior secured
Convertible debenture                 36,844,124     -         -         -         56,893        -

Debt settled through the issuance
of common stock                       16,997,854     -         -        -         449,333        -

Common stock and warrants issued
in consideration of services          10,980,000     -         -        -         226,500        -

Warrants issued for cash                       -     -         -        -         883,552        -

Beneficial conversion on issuance
of convertible debt                            -     -         -        -       6,179,406        -
                                   -------------- --------- -------- -------- ------------ -------------                ------------
Balance as of September 30, 2003    808,142,716     -         -        -       41,532,754    (38,124,773)                (1,250,834)
                                   ============== ========= ======== ======== ============ ==============               ============




 The accompanying notes are an integral part of these interim consolidated financial statements.


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                                       2003         2002
                                                                       ----         ----
                                                                       $            $
Cash flows from operating activities
    Net loss before preferred stock dividends                      (7,158,690)   (3,147,741)
                                                                   ----------    ----------

    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

    Amortization                                                      557,147       987,964
    Amortization of beneficial conversion (included in interest)    6,179,406          --
    Write down of long-term investment                                   --         250,620
    Write down of goodwill                                               --          57,808
    Decrease (increase) in accounts receivable                        872,350     1,326,509
    Decrease (increase) in prepaid expenses                            32,189        29,062
    Increase (decrease) in accounts payable                        (1,057,702)     (864,409)
    Decrease (increase) in inventory                                     --           6,000
    Decrease (increase) in long-term receivable                        57,775          --
    Increase (decrease) in deferred revenue                          (163,593)     (144,225)
    Increase in income taxes payable (receivable)                        --         269,699
    Common stock and warrants issued for services                     226,500       578,909
    Accounts payable settled with common stock                        449,333          --
    Debt forgiveness                                                  (30,565)         --
    Gain on disposal of subsidiary                                       --        (497,579)
    Gain on disposal of IT Recruitment division                      (190,627)         --
                                                                   ----------    ----------

    Total adjustments                                               6,932,213     2,000,358
                                                                   ----------    ----------

    Net cash used in operating activities                            (226,477)   (1,147,383)
                                                                   ----------    ----------

Cash flows from investing activities
    Purchase of capital assets                                        (92,295)     (253,520)
    Disposal (purchase) of other assets                                  --          16,156
    Proceeds on sale of fixed assets                                     --            --
    Proceeds on disposal of subsidiary                                   --       1,320,786
    Proceeds on disposal of IT Recruitment division                   146,406          --
                                                                   ----------    ----------

    Net cash provided from (used in) investing activities              54,111     1,083,422
                                                                   ----------    ----------

Cash flows from financing activities
    Repayment of notes payable                                        (31,453)      (79,000)
    Repayment of long-term debt                                    (1,532,119)     (479,532)
    Cash received (paid) on long-term debt                               --         259,350
    Proceeds from issuance of common stock                               --            --
    Proceeds from issuance of debentures and warrants               1,650,000          --
    Increase (decrease in bank indebtedness)                             --        (118,197)
                                                                   ----------    ----------

    Net cash provided by financing activities                          86,428      (417,379)
                                                                   ----------    ----------

Effect of foreign currency exchange rate changes                       39,537        32,189
                                                                   ----------    ----------

Net increase (decrease) in cash and cash equivalents                  (46,401)     (449,151)
Cash and cash equivalents
    Beginning of period                                               114,018       482,233
                                                                   ----------    ----------
    End of period                                                      67,617        33,082
                                                                   ==========    ==========

SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                     598,121       837,303
                                                                   ==========    ==========
    Income taxes paid (recovered)                                      13,366        (5,145)
                                                                   ==========    ==========

SUPPLEMENTAL NON-CASH ITEMS:
    Preferred stock dividend                                             --          58,001
    Common shares issued for liabilities                              449,333     1,487,554
    Reduction in notes payable                                           --       1,575,536
                                                                   ==========    ==========





                 The accompanying notes are an integral part of these interim consolidated financial statements

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



1. MANAGEMENT'S INTENTIONS

       Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant operating losses, working capital deficiencies, and violation of certain loan covenants. At September 30, 2003, the Company had a working capital deficiency of $2,379,219, a deficit of $38,124,773 and has suffered recurring losses from operations.

       With insufficient working capital from operations, the Company's primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of equity securities. At September 30, 2003, the balance on the receivable discount facility was approximately $1,160,000. The company is currently within margin of its receivable discount facility with Morrison Financial Services Limited based on 75% of qualifying accounts receivable.

       During the nine months ended September 30, 2003, the company closed $1,650,000 in convertible debentures pursuant to a financing arrangement entered into on December 5, 2002. The funds were used for various debt settlements and critical payables.

       As at November 11, 2003, management's plans to mitigate and alleviate these adverse conditions and events include:

       a) Commitment from investors for additional convertible debentures of up to $100,000 to be used for working capital. Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs and will permit payments to certain vendors and interest payments on debt.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

       2) Prior to the sale of the IT recruitment division (Note 17), the company provided the services of information technology consultants on a contract basis and revenue was recognized as services were performed.

       3) Prior to the sale of the IT recruitment division (Note 17), the company placed information technology professionals on a permanent basis and revenue was recognized upon candidates' acceptance of employment. If the company received non-refundable upfront fees for "retained searches", the revenue was recognized upon the candidates' acceptance of employment.

       4) Prior to the sale of the training division (Note 17), the company provided advanced training and certification in a variety of technologies and revenue was recognized on delivery.

       5) Prior to the sale of the technology division (Note 17), the company licensed software in the form of a Human Capital Management System called Njoyn. The revenue associated with providing this software consisted of an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements was based on the company's determination of the fair value of the elements if they had been sold separately. The customers had the right to choose a provider to host the software which was unrelated to the company. The set-up fee and customization revenue was recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract.

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

       6) Prior to the sale of the technology division (Note 17), the company also signed contracts for the customization or development of SecondWave, a web development software in accordance with specifications of its clients. The project plan defined milestones to be accomplished and the costs associated. These amounts were billed as they were accomplished and revenue was recognized as the milestones were reached. The work in progress for costs incurred beyond the last accomplished milestone was reflected at the period end. The contracts did not include any post-contract customer support. Additional customer support services were provided at standard daily rates, as services are required.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

    s) Computer software costs Prior to the sale of its wholly-owned subsidiary Njoyn Software Incorporated, the company accounted for the cost of developing computer software. The company recorded these costs as research and development expenses until the technological feasibility of the product has been established at which time the costs were deferred. At the end of each year, the company compared the unamortized costs represented by deferred development costs in Other Assets to the net realizable value of the product to determine if a reduction in carrying value is warranted. The software developed for own use which may be sold as a separate product is the Njoyn software and during development, the company decided to market the software and therefore for the costs incurred after technological feasibility was reached has been treated as Deferred Development costs and the amount evaluated on an annual basis to determine if a reduction in carrying value is warranted. On March 8, 2002, Thinkpath sold all of its shares in Njoyn Software Incorporated.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)




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


     v)  Advertising Costs
         Advertising costs are expensed as incurred.



      3. ACCOUNTS RECEIVABLE
                                                       Sept 30,  December 31,  December 31,
                                                          2003          2002          2001
                                                          ----          ----          ----
                                                           $             $             $

          Accounts receivable                          2,150,736     2,900,616     6,079,676
          Less: Allowance for doubtful accounts         (203,994)     (236,793)     (577,563)
                                                       ---------     ---------     ---------
                                                       1,946,742     2,663,823     5,502,113
                                                       =========     =========     =========


                                                      Sept 30,  December 31,  December 31,
                                                         2003          2002          2001
                                                         ----          ----          ----
                                                          $             $             $
         Allowance for doubtful accounts
         Balance, beginning of period                   236,793       577,563       458,833
         Provision                                       31,301      (292,764)      118,730
         Recoveries                                     (64,100)      (48,006)           --
                                                      ---------     ---------     ---------
         Balance, end of period                         203,994       236,793       577,563
                                                      =========     =========     =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



4. PROPERTY AND EQUIPMENT


                                                   September 30,              December 31,  December 31,
                                                      2003                         2002       2001
                                       -----------------------------------      ----------    ---------
                                                   ACCUMULATED
                                          COST     AMORTIZATION     NET             NET           NET
                                            $           $            $               $

         Furniture and equipment         739,519     504,344       235,175        255,118      344,693
         Computer equipment
              and software             5,605,036   4,509,187     1,095,849      1,593,937    2,322,887
         Leasehold improvements          208,225     149,887        58,338         66,324      191,760
                                       ---------    ---------    ---------      ---------    ---------

                                       6,552,780   5,163,418     1,389,362      1,915,379    2,859,340
                                       =========    =========    =========      =========    =========

         Assets under capital lease      577,257     505,953        71,304        326,365      474,485
                                       =========    =========    =========      =========    =========

         Amortization of property and equipment for the three months ended September 30, 2003 amounted to $157,006 including amortization of assets under capital lease of $41,316. ($400,142 for the six months ended June 30, 2003 including amortization of assets under capital lease of $45,372).

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



5. INVESTMENT IN NON-RELATED COMPANIES

       Investment in non-related companies are represented by the following:

                                   Sept 30,     December 31,    December 31,
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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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



6. GOODWILL

           Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                 Sept 30,                            December 31,  December 31,
                                                   2003                                 2002          2001
                                  ------------------------------------------------    ----------   ----------
                                              ACCUMULATED   IMPAIRMENT
                                     COST     AMORTIZATION    LOSSES         NET          NET         NET
         IT Recruitment           $  448,634   $  303,337   $  145,297   $     --     $     --     $  145,297
         (Systemsearch
         Consulting Services)

         Technical Publications
            & Engineering          5,518,858      535,164    1,234,962    3,748,732    3,748,732    4,983,694
           (CadCam Inc.)
                                  ----------   ----------   ----------   ----------   ----------   ----------
                                   5,967,492      838,501    1,380,259    3,748,732    3,748,732    5,128,991
                                  ==========   ==========   ==========   ==========   ==========   ==========

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

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

                                                                                     2001
                                                                                  ----------
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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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
                                            =========        ==========

         Systemsearch Consulting Services Inc., MicroTech Professionals Inc., International Career Specialists and E-Wink Inc. are inactive companies.


7. OTHER ASSETS

                                                       Sept 30,   December 31,   December 31,
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

8. BANK INDEBTEDNESS

i) September 30, 2003

      At September 30, 2003, the company had $1,160,000 with Morrison Financial Services Limited under a receivable discount facility which allows the company to borrow up to 75% of the value of qualified accounts receivables.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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


9. CONVERTIBLE DEBENTURE

      Pursuant to a share purchase agreement dated December 5, 2002, the Company entered into an agreement (the "12% Senior Secured Convertible Debenture Agreement"), with a syndicate of investors for debentures of up to $3,000,000. The first debenture of $800,000 was purchased together with 50,285,714 warrants on closing. The debenture will become due twelve months from the date of issuance. The investors will have the right to acquire up to $800,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until December 5, 2009 at a purchase price of $.0175 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On July 22, 2003, 12,571,428 of these warrants were repriced from $.0175 to $.00137 per share. On October 14, 2003, 12,571,428 of these warrants were repriced from $.00137 to $.00075 per share.

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

      During the three months ended March 31, 2003, the company sold an additional $875,000 in convertible debentures along with 84,285,714 warrants. The debenture will become due twelve months from the date of issuance. The investors will have the right to acquire up to $875,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.0175 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On June 30, 2003, 45,714,286 of these warrants were repriced from $.0175 to $.00875 per share. On July 22, 2003, 22,857,143 of these warrants were repriced from $.0175 to $.00137 per share. On October 14, 2003, 108,349,371 of these warrants were repriced from $.00137 to $.00075 per share.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



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

      During the three months ended June 30, 2003, the company sold an additional $575,000 in convertible debentures along with 109,777,942 warrants. The debenture will become due twelve months from the date of issuance. The investors will have the right to acquire up to $575,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at purchase prices ranging from $.0175 to $.00137 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On October 14, 2003, 85,492,228 of these warrants were repriced from $.00137 to $.00075 per share.

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

      During the three months ended September 30, 2003, the company sold an additional $200,000 in convertible debentures along with 123,588,850 warrants. The debenture will become due twelve months from the date of issuance. The investors will have the right to acquire up to $575,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at purchase prices ranging from $.0175 to $.00075 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On October 14, 2003, 120,734,708 of these warrants were repriced from $.00137 to $.00075 per share.

      The proceeds of $200,000 received by the company were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $116,100.

      At September 30, 2003, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $1,336,102 which was credited to paid in capital and charged to earnings as interest expense.


10. LONG-TERM DEBT

i) September 30, 2003

      At September 30, 2003, the company had a loan balance of $249,356 with Terry Lyons and one principal payment of $10,000 has been made.


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

                                                                                            Sept 30,     December 31,   December 31,
                                                                                             2003           2002           2001
                                                                                              $              $             $
   a) Included therein:

               A loan with Business Development Bank of Canada ("BDC") secured by a general security agreement at the bank's floating base rate plus a variance of 6% per year on the principal outstanding. On July 17, 2003, the Company settled the loan amount of approximately $38,000 including accrued interest for a one-time payment of $10,000. The discount amount
               of approximately $30,565 was recognized as debt forgiveness                     --           31,397        419,079

               A loan with T. Lyons payable in monthly payments of $21,613 which were
               to begin November 30, 2002                                                   249,356        259,356           --
               and bearing interest at 30% per annum. This loan is subordinated to
               Morrison Financial Services Limited and one payment of $10,000 was made in August 2003

               A loan with Bank One payable in 19 remaining monthly payments of
               $13,889 plus interest based on prime
               This loan was paid in full on March 31, 2002                                    --             --          263,889

               Various capital leases with various payment terms and
               interest rates                                                                50,162        174,191        427,749
                                                                                           --------     ----------   -  ---------
                                                                                            299,518        464,944      1,110,717
               Less: current portion                                                        284,035        380,188        528,285
                                                                                           --------     ----------   -  ---------
                                                                                           $ 15,483     $   84,756   $    582,432
                                                                                           ========     ==========   =  =========


     b) Future principal payments obligations as at September 30, 2003, were as follows:

                2003                        199,502
                2004                        100,016
                2005                             --
                2006                             --
                2007                             --
                                          ----------
                                          $ 299,518
                                          ==========

     c) Interest expense related to long-term debt was $31,427 for the three months ended September 30, 2003 ($63,518 for the six months ended June 30, 2003). Interest expense related to long-term debt was $138,240 for the year ended December 31, 2002 ($99,651 in 2001).

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



   11. NOTES PAYABLE

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

         Old debt
            Principal balance                                    $ 675,000
            Accrued interest                                             -
                                                                   -------

            Carrying value                                        675,000

            Common stock issued (2,631,185 shares at $0.0942)    (247,858)
            Principle balance of new debt                        (240,000)
            Interest (payable through maturity)                         -
                                                                  -------
            Gain on restructured debt                           $ 187,142
                                                                  =======

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


         Old debt
            Principal balance                                $ 1,740,536
            Accrued interest                                           -
            Capital stock payable                                225,000
                                                               ---------
            Carrying value                                     1,965,536

            Common stock issued (4,000,000 shares at $0.0942)   (376,800)
            Principle balance of new debt                       (600,000)
            Interest, insurance and vehicle lease costs          (98,987)
                                                               ---------
            Gain on restructured debt                        $   889,749
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

                                                        Sept 30,        December 31,    December 31,
                                                          2003                2002            2001
                                                             $                   $               $
              Note Payable to Roger Walters            224,000             224,000         750,000
              Note Payable to Denise Dunne             639,503             670,957       1,740,000
                                                     ---------           ---------      ----------
                                                       863,503             894,957       2,490,000
              Less: current portion                    179,607             208,254         150,000
                                                     ---------           ---------      ----------
                                                      $683,896            $686,703      $2,340,000
                                                     =========           =========      ==========

         c) Capital repayments as at September 30, 2003

              2003                 179,607
              2004                 193,911
              2005                 182,250
              2006                 176,250
              2007                 131,485
                                ----------
                                 $ 863,503
                                ==========


12. CAPITAL STOCK

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


       During January 2001, the Company agreed to issue 250,000 warrants to acquire shares of the company at $1.50 and to re-price a total of 330,693 options to an exercise price of $1.00. In consideration of the foregoing, a total of 275,000 shares were issued for an amount of $275,000 in cash. The terms of the warrants are indicated in note 12(e). The value of the repricing of the warrants and the new warrants issued have been treated as the part of the allocation of the proceeds on the issuance of the common stock.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

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

         During the three months ended September 30, 2003, the company issued 486,027,709 shares of its common stock upon the conversion of 12% Senior Secured Convertible Debentures in the amount of $560,120.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

         On December 5, 2002, the company issued 50,285,714 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount until December 5, 2009 at a purchase price of $.0175 per share. On July 22, 2003, 12,571,428 of these warrants were repriced from $.0175 to $.00137 per share. On October 14, 2003, 12,571,428 of these warrants were repriced from $.00137 to $.00075 per share.

         Pursuant to the December 18, 2002 convertible debenture, the company issued 5,625,000 warrants to Tazbaz Holdings Limited, which are exercisable at any time and in any amount until December 18, 2009 also at a purchase price of $0.175 per share.

         During the three months ended March 31, 2003, the company issued 84,285,714 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at a purchase price of $.0175 per share. On June 30, 2003, 45,714,286 of these warrants were repriced from $.0175 to $.00875 per share. On July 22, 2003, 22,857,143 of these warrants were repriced from $.0175 to $.00137 per share. On October 14, 2003, 108,349,371 of these warrants were repriced from $.00137 to $.00075 per share.

         During the three months ended June 30, 2003, the company issued 109,777,942 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at purchase prices ranging from $.0175 to $.00137 per share. On October 14, 2003, 85,492,228 of these warrants were repriced from $.00137 to $.00075 per share.

         During the three months ended September 30, 2003, the company issued 123,588,850 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at purchase prices ranging from $.0175 to $.00137 per share. On October 14, 2003, 120,734,708 of these warrants were repriced from $.00137 to $.00075 per share.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

13. FINANCING EXPENSES

        Financing expenses represent the following;

        a) Acquisition costs incurred which are not related to a successfully completed acquisition and the costs incurred on the merger with entities treated as a pooling of interest.

        b) Financing expenses include consulting services for financing and the cost of options and warrants.


14. RESTRUCTURING COSTS

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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
                                            =======          =======      =======        =======

15. DEFERRED INCOME TAXES AND INCOME TAXES


          a) Deferred Income Taxes

          The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:

                                                      Sept 30,      December 31,    December 31,
                                                        2003            2002           2001
                                                            $                $            $
          Accounting amortization in excess of tax
          amortization                                  9,875            9,875          9,875
          Losses available to offset future income
          taxes                                     3,915,449        3,113,829      2,909,873
          Share issue costs                           429,785          429,785        532,405
          Adjustment cash to accrual method          (148,461)        (148,461)      (496,879)
          Investment tax credit                            --               --             --
                                                    ---------        ---------      ---------
                                                    4,206,648        3,405,028      2,955,274

          Less:  Valuation allowance                4,206,648        3,405,028      3,105,654
                                                    ---------        ---------      ---------
                                                           --               --       (150,380)
                                                    =========        =========      =========

         As part of the acquisitions of Cad Cam Inc. and MicroTech Professionals Inc., there was a change of control which resulted in the subsidiaries being required to change from the cash method to the accrual method of accounting for income tax purposes.

          b) Current Income Taxes

             Current income taxes consist of:
                                                             Sept 30,     December 31,   December 31,
                                                                2003             2002           2001
                                                                   $                $              $
                 Amount calculated at Federal and
                        Provincial statutory rates        (2,863,476)      (3,258,661)    (3,533,461)
                                                          ----------       ----------      ---------
                 Increase (decrease) resulting from:
                        Permanent differences              2,058,365        2,928,884      1,629,464
                        Timing differences                       --                --       (141,868)
                        Valuation allowance                  791,745          299,374      2,895,654
                                                           ---------       ----------      ---------
                                                           2,850,110        3,228,258      4,383,250
                                                           ---------       ----------      ---------
                 Current income taxes                         13,366          (30,403)       849,789
                                                           =========       ==========      =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


          Issue expenses totaling approximately $1,300,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, the loss is available to be carried forward for seven years from the year the loss is incurred. As the US subsidiaries have been acquired by a non-US entity, the taxable income will be increased by approximately $1,025,000 over the next two years as the company is required to change its taxation method from the cash basis to the accrual basis. The company has not reflected the benefit of utilizing non-capital losses totaling approximately $12,320,000 or a capital loss totaling $750,000 in the future as a deferred tax asset as at September 30, 2003. As at the completion of the September 30, 2003 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.


16. OTHER COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) for the nine months ended September 30, 2003:

                                                                   Before Tax            Tax (Expense)             Net-of-Tax
                                                                     Amount               or Benefit                   Amount
                                                                     ------               ----------                   ------

        Foreign currency translation adjustments                    (173,313)                    --                 (173,313)

        Adjustment to market value                                       --                      --                       --
                                                                   ---------                -------                ---------

        Other comprehensive income (loss)                           (173,313)                    --                 (173,313)
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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



17. DISCONTINUED OPERATIONS

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

         There was no technology revenue for the three months ended September 30, 2003 and 2002. The operating loss for the three months ended September, was $12,018 in 2003 and $16,842 in 2002. On disposal, Njoyn had approximately $950,000 in assets consisting primarily of deferred development charges and approximately $30,000 in liabilities consisting primarily of capital lease obligations. The gain on disposal of $400,229 has been reflected in the Income (loss) from discontinued operations in 2002. No income taxes have been reflected on this disposition as the sale of the shares gives rise to a capital loss, the benefit of which, is more likely than not to be realized.

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

         There was no training revenue for the three months ended September 30, 2003 and $276,534 in 2002. The operating loss from the training division for the three months ended September 30, was $29,016 in 2003 and $123,573 in 2002.

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

         IT recruitment revenue for the three months ended September 30, was $17,666 in 2003 and $3,540,305 in 2002. The operating loss from the IT recruitment division for the three months ended September 30, was $8,027 in 2003 compared to income of $109,845 in 2002.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



         The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc. and the IT recruitment division for the three and nine months ending:

                                             THREE MONTHS         THREE MONTHS          NINE MONTHS          NINE MONTHS
                                                ENDED                 ENDED                ENDED                ENDED
                                            SEPT 30, 2003         SEPT 30, 2002        SEPT 30, 2003        SEPT 30, 2002
                                           -----------------    ------------------    -----------------    -----------------
         Revenues                                    17,666             3,816,839            1,606,533           11,577,593
                                           -----------------    ------------------    -----------------    -----------------
         Income (loss) from operations
         before income taxes
                                                   (48,762)              (16,202)               44,593               29,300

         Provision for Income Taxes
         (recovery)                                     300                14,369                  925               14,820

         Gain on disposal of Njoyn
         Software                                        --                    --                   --              400,229

         Gain on disposal of Training
         Canada                                          --                    --                   --               97,350

         Gain on disposal of IT
         Recruitment division                            --                    --              190,627                   --
                                           -----------------    ------------------    -----------------    -----------------

         Income (loss) from discontinued
         operations                                (49,062)              (30,571)              234,295              512,059
                                           =================    ==================    =================    =================

18. SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         During the nine months ended September 30, 2003, the company issued common shares and warrants for the following:

                  Services rendered                                 $226,500
                  Accounts payable                                   449,333
                                                                  ----------
                                                                    $675,833
                                                                 ===========

         During the year ended December 31, 2002, the company issued common shares and warrants for the following;

                  Services rendered                               $1,556,485
                  Liabilities payable in common stock              1,197,942
                  Accounts payable                                   434,348
                                                                  ----------
                                                                  $3,188,775
                                                                  ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


19. SEGMENTED INFORMATION

      a) Sales by Geographic Area
                                         Three Months      Three Months      Nine Months      Nine Months
                                            Ended             Ended             Ended            Ended
                                        Sept 30, 2003     Sept 30, 2002     Sept 30, 2003    Sept 30, 2002
                                        -------------     -------------     -------------   -------------
                                               $                $                 $                $
          Canada                             224,222                 --           387,742             --
          United States of America         2,425,459          2,886,157         7,223,931       9,949,699
                                          ----------         ----------        ----------      ----------
                                           2,649,681          2,886,157         7,611,673       9,949,699
                                          ==========         ==========        ==========      ==========

      b) Net Income (Loss) by Geographic Area

                                         Three Months      Three Months      Nine Months      Nine Months
                                            Ended             Ended             Ended            Ended
                                        Sept 30, 2003     Sept 30, 2002     Sept 30, 2003    Sept 30, 2002
                                        -------------     -------------     -------------   -------------
                                               $                $                 $                $
          Canada                          (1,995,967)        (1,483,483)       (7,536,146)     (1,963,669)
          United States of America           138,135           (657,483)          377,456      (1,184,072)
                                          ----------         ----------        ----------      ----------
                                          (1,857,832)        (2,140,966)       (7,158,690)     (3,147,741)
                                          ==========         ==========        ==========      ==========


      c)   Identifiable Assets by Geographic Area

                                             Sept 30,       December 31,        December 31,
                                              2003              2002               2001
                                        --------------     -------------     --------------
                                              $                  $                  $
            Canada                          1,603,517          2,644,647          4,995,715
            United States of America        5,832,083          6,142,884         12,179,263
                                           ----------         ----------         ----------
                                            7,435,600          8,787,531         17,174,978
                                           ==========         ==========         ==========

      d) Revenue and Gross Profit by Operating Segment

                                         Three Months      Three Months      Nine Months      Nine Months
                                            Ended             Ended             Ended            Ended
                                        Sept 30, 2003     Sept 30, 2002     Sept 30, 2003    Sept 30, 2002
                                        -------------     -------------     -------------   -------------
                                               $                $                 $                $
          Revenue
          Tech Pubs and Engineering        2,544,152          2,545,438         7,271,146       8,703,119
          IT Documentation                   105,529            340,719           340,527       1,246,580
                                          ----------         ----------        ----------      ----------
                                           2,649,681          2,886,157         7,611,673       9,949,699
                                          ==========         ==========        ==========      ==========
         Gross Profit
          Tech Pubs and Engineering          854,889            808,671         2,386,039       2,829,812
          IT Documentation                    23,931             81,586            71,167         313,622
                                          ----------         ----------        ----------      ----------
                                             878,820            890,257         2,457,206       3,143,434
                                          ==========         ==========        ==========      ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



     e) Revenues from Major Customers

            The consolidated entity had the following revenues from major customers:

            For the three months ended September 30, 2003 and 2002, no single customer consisted of more than 10% of the company's revenues.

     f) Purchases from Major Suppliers
            There were no significant purchases from major suppliers.



20. EARNINGS PER SHARE


         The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

                                                                                            NINE
                                                                                           MONTHS
                                                    THREE           THREE MONTHS           ENDED                NINE
                                                MONTHS ENDED            ENDED             SEPT 30,          MONTHS ENDED
                                                SEPT 30, 2003       SEPT 30, 2002           2003           SEPT 30, 2002
                                               ----------------    ----------------    ---------------     ---------------
         Numerator
         Net loss from continuing operations         (1,808,770)        (2,110,395)         (7,392,985)        (3,659,800)

         Preferred stock dividends                         --                2,828                --               58,001
                                                   ------------        -----------        ------------        -----------

         Loss available to common
         stockholders                                (1,808,770)        (2,113,223)         (7,392,985)        (3,717,801)
                                                   ------------        -----------        ------------        -----------

         Income (loss) from discontinued
         operations                                     (49,062)           (30,571)            234,295            512,059
                                                   ------------        -----------        ------------        -----------

         Net loss                                    (1,857,832)        (2,143,794)         (7,158,690)        (3,205,742)
                                                   ============        ===========        ============        ===========

         Denominator
         Weighted Average common stock
         outstanding                                448,877,336         28,704,219         290,295,250         23,717,204
                                                   ============        ===========        ============        ===========

         Basic and fully diluted loss per
         common share from continuing
         operations                                       (0.00)             (0.07)              (0.03)              (.15)
                                                   ============        ===========        ============        ===========

         Basic and fully diluted loss per
         common share after preferred stock
         dividends                                        (0.00)             (0.07)              (0.03)              (.16)
                                                   ============        ===========        ============        ===========

         Basic and fully diluted loss per
         common share after discontinued
         operations                                       (0.00)             (0.07)              (0.02)              (.14)
                                                   ============        ===========        ============        ===========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                                                            NINE
                                                                                           MONTHS
                                                    THREE           THREE MONTHS            ENDED               NINE
                                                MONTHS ENDED            ENDED              SEPT 30,         MONTHS ENDED
                                                SEPT 30, 2003       SEPT 30, 2002           2003           SEPT 30, 2002
                                               ----------------    ----------------    ---------------     ---------------
         Average common stock outstanding           448,877,336          28,704,219        290,295,250          23,717,204
         Average common stock issuable
                                                            --                  --                 --                  --
                                               ----------------    ----------------    ---------------     ---------------
         Average common stock outstanding
         assuming dilution
                                                   448,877,336          28,704,219        290,295,250          23,717,204
                                               ===============     ===============    ===============     ===============

        The outstanding options and warrants as detailed in note 12 were not included in the computation of the fully diluted earnings per common share as the effect would be anti-dilutive.

        The earnings per share calculation (basic and fully diluted) does not include any common stock for common stock payable as the effect would be anti-dilutive.

        As indicated in Note 24, the company has issued 1,863,916,906 shares of its common stock to the convertible debenture holders upon the conversion of $2,033,000 of debentures and accrued interest.

21. STOCK OPTION PLANS

                                                               OPTIONS        WEIGHTED
                                                                               AVERAGE
                                                                              EXERCISE
                                                                                 PRICE
                                                               ---------      --------
       Options outstanding at January 1, 2000                    472,625          2.21

       Options granted to key employees and directors            969,500          2.22
       Options exercised during the year                         (18,508)         2.10
       Options forfeited during the year                          (4,000)         3.19
       Options expired during the year                               -
                                                               ---------
       Options outstanding at December 31, 2000                1,419,617          2.21

       Options granted to key employees and directors             35,000           .68
       Options granted to consultant                              50,000           .70
       Options exercised during the year                         (22,125)          .01
       Options forfeited during the year                        (257,500)         3.21
       Options expired during the year                                -
                                                               ---------
       Options outstanding at December 31, 2001                1,224,992

       Options forfeited during the year                        (114,500)         3.22
                                                               ---------
       Options outstanding at December 31, 2002                1,110,492
                                                               =========
       Options granted, exercised, forfeited or expired
       during the period                                         (13,000)         3.19
                                                               ---------
       Options outstanding at September 30, 2003               1,097,492
                                                               =========

       Options exercisable December 31, 2000                     714,117          1.95
       Options exercisable December 31, 2001                   1,059,659          1.75
       Options exercisable December 31, 2002                   1,065,992
       Options available for future grant December 31, 2000          --
       Options available for future grant December 31, 2001      261,500
       Options available for future grant December 31, 2002    6,614,500

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



    b) Range of Exercise Prices at September 30, 2003

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


     c) Pro-forma net income

         At September 30, 2003, the company has four stock-based employee compensation plans, which are described more fully in Note 12(f). The company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected n net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                    THREE        THREE             NINE        NINE
                                                 MONTHS ENDED   MONTHS ENDED   MONTHS ENDED  MONTHS ENDED
                                                 SEPT 30,       SEPT 30,       SEPT 30,       SEPT 30,
                                                    2003           2002           2003           2002
                                                 -----------   -----------     ----------   -----------
         Net loss, as reported                   (1,857,832)    (2,140,966)    (7,158,690)  (3,147,741)
         Deduct:  Total stock-based
         employee compensation expense
         determined under fair value
         based method for all awards,
         net of related tax effects                 (20,858)       (73,138)       (85,114)    (219,414)
                                                 -----------   -----------    -----------   -----------
         Pro forma net loss                      (1,878,690)    (2,214,104)    (7,243,804)  (3,367,155)
                                                 ===========   ===========    ===========   ===========

         Net loss, after preferred share
         dividends                               (1,857,832)    (2,143,794)    (7,158,690)  (3,205,742)
         Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related tax effects     (20,858)       (73,138)       (85,114)    (219,414)
                                                 -----------   -----------     ----------   -----------
         Pro forma net loss after
         preferred share dividends               (1,878,690)    (2,216,932)    (7,243,804)  (3,425,156)
                                                 ===========   ===========    ============  ===========
         Earnings per share:
         Basic and fully diluted
         loss per share, as reported                  (0.00)        (0.07)         (0.02)        (0.13)
                                                ===========   ===========    ============   ===========
         pro forma loss per share                     (0.00)        (0.08)         (0.02)        (0.14)
                                                ===========   ===========    ============   ===========

         loss per share, after preferred
         dividends                                    (0.00)        (0.07)         (0.02)        (0.14)
                                                ===========   ===========    ============   ===========
         pro forma loss per share,
         after preferred dividends                    (0.00)        (0.08)         (0.02)        (0.14)
                                                ===========   ===========    ============   ===========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

       There were no option grants in the year ended December 31, 2002. There were no option grants in the nine months ended September 30, 2003.

22. COMMITMENTS AND CONTINGENCIES

a)     Lease Commitments

       Minimum payments under operating leases for premises occupied by the company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at September 30, 2003, for the next five years are as follows:

                2003                           $102,039
                2004                            427,532
                2005                            338,315
                2006                            112,343
                2007                            112,343
          Thereafter                                 --
                                              ---------
                                             $1,092,572
                                             ==========

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

b) On October 1, 2003, SITQ National Inc. ("SITQ'), a former landlord, filed a statement against the Company and its Directors, with the Superior Court of Justice of Ontario, Canada, Court File No. 03-CV-256327CM3, demanding payment of rent arrears of approximately $760,000 and alleging damages for breach of lease for future rent in the sum of $3,250,000. The lease covered premises located in Ontario, Canada that were abandoned by the Company in April 2003. The term of the lease does not expire until December 31, 2010. The rent arrears of $760,000 has been accrued but management believes there is no merit for the breach of lease for future rent of $3,250,000 and accordingly has made no provision in the accounts or in these financial statements with respect to this matter. The Company intends to defend this claim vigorously.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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



24. SUBSEQUENT EVENTS

         Subsequent to September 30, 2003, the Company closed an additional $225,000 in convertible debentures together with 313,333,333 warrants. The funds were used for various debt settlements and critical payables. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $225,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of 7 years from the original purchase date at a purchase price of $.00075 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

         The proceeds received by the Company were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants.

         On October 14, 2003, 327,147,735 of the warrants issued to the convertible debenture holders at December 5, 2002 and throughout the first nine months of 2003, were repriced from $.00137 to $.00075 per share.

         As of November 11, 2003, the Company has issued 1,863,916,906 shares of its common stock upon to the convertible debenture holders upon the conversion of $2,033,000 of debentures and accrued interest.

         On October 2, 2003, the company held its Annual General Meeting and Special Meeting of Shareholders where the following resolutions were passed: the election of the Board of Directors including Declan French, John Dunne, Arthur Marcus and Lloyd MacLean; the appointment of Schwartz Levitsky Feldman LLP as the company's independent auditors for the ensuing year; and, the amendment of the company's Articles of Incorporation to increase its authorized capital stock from 800,000,000 to an unlimited number of shares.

         On October 6, 2003, the Company entered into a settlement agreement with the Canadian Imperial Bank of Commerce ("CIBC") in the sum of $150,000. This settlement was pursuant to a claim filed against Thinkpath Training Inc., a subsidiary of the Company, with the Superior Court of Justice of Ontario, Canada, Court File No. 41967, demanding payment of damages in the sum of $150,000 pursuant to an operating account overdraft balance. The settlement includes payment of the overdraft, accrued interest and legal fees and will be paid in monthly installments over fifteen months beginning October 25, 2003. The settlement amount has been accrued in full.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

26. COMPARATIVE FIGURES

       Certain figures in the September 30, 2002 financial statements have been reclassified to conform with the basis of presentation used at September 30, 2003.

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

         At September 30, 2003, all of our investments in non-related companies totaling $45,669 were accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

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


THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenue

          For the three months ended September 30, 2003, we derived 92% of our revenue in the United States compared to 100% for the three months ended September 30, 2002. The decrease in total revenue derived from the United States is a result of the slight increase in engineering sales in Canada. At the beginning of this year, a division was started to focus on building engineering services in Ontario in lieu of IT recruitment services which had traditionally dominated our sales in Canada.

             As a result of this shift in focus, effective June 27, 2003, we sold certain assets of our IT recruitment division to Brainhunter.com, an Ontario company, for a nominal amount of cash and the assumption of all employee liabilities. The gain on disposal of $190,627 has been reflected in the Income
(loss) from discontinued operations in 2003. As a result of this transaction, the Company will not have future revenues from its IT recruitment division and therefore the operations have been reported as discontinued.

         For the three months ended September 30, 2003, our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 96% of total revenue compared to 88% for the three months ended September 30, 2002. Revenue from engineering services for the three months ended September 30, 2003 was $2,550,000 which was the same as the three months ended September 30, 2002.

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

         For the three months ended September 30, 2003, information technology documentation services represented approximately 4% of our revenue compared to 12% for the three months ended September 30, 2002. Revenue from information technology documentation services for the three months ended September 30, 2003 decreased by $230,000 or 68% to $110,000 compared to $340,000 for the three months ended September 30, 2002.

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

Gross Profit

         Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of engineering services include wages, benefits, software training and project expenses. The average gross profit for the engineering division was 32% for the three months ended September 30, 2003 which is consistent with the three months ended September 30, 2002. The increase in gross profit for technical publications and engineering services is a result of the increase in higher margin contracts in engineering design, technical publications and documentation compared to the traditional on-site engineering support. In addition, we are engaging in more time-and-materials based contracts versus fixed-cost contracts which prevents against project and costs overruns.

         The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the information technology division for the three months ended September 30, 2003 was 23% compared to 24% for the three months ended September 30, 2002. The decline in gross profit in the current period is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.

THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenue

          For the nine months ended September 30, 2003, we derived 95% of our revenue in the United States compared to 100% for the nine months ended September 30, 2002. The decrease in total revenue derived from the United States is a result of the aforementioned slight increase in engineering sales in Canada.

         For the nine months ended September 30, 2003, our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 96% of total revenue compared to 87% for the nine months ended September 30, 2002. Revenue from engineering services for the nine months ended September 30, 2003 decreased by $1,430,000 or 16% to $7,270,000 compared to $8,700,000 for the nine months ended September 30, 2002. The decrease in engineering sales is a result of the reduction of the sales force for this division.

         For the nine months ended September 30, 2003, information technology documentation services represented approximately 4% of our revenue compared to 13% for the nine months ended September 30, 2002. Revenue from information technology documentation services for the nine months ended September 30, 2003 decreased by $910,000 or 73% to $340,000 compared to $1,250,000 for the nine months ended September 30, 2002.

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


Gross Profit

         The average gross profit for the engineering division was 33% for the nine months ended September 30, 2003 which is consistent with the nine months ended September 30, 2002.

         The average gross profit for the information technology division for the nine months ended September 30, 2003 was 21% compared to 25% for the nine months ended September 30, 2002. The decline in gross profit in the current period is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.

RESULTS OF OPERATIONS


                      STATEMENTS OF OPERATIONS--PERCENTAGES
                                   (UNAUDITED)

                                           THREE MONTHS         NINE MONTHS
                                          ENDED SEPT 30,       ENDED SEPT 30,
                                          --------------      ---------------

                                          2003      2002      2003       2002
                                          ----      ----      ----       ----

REVENUE                                   100 %      100 %     100 %      100 %
-------                                  ----       ----      ----       ----

COST OF SALES                              67 %       69 %      68 %       68 %
                                         ----       ----      ----       ----
GROSS PROFIT                               33 %       31 %      32 %       32 %
                                         ----       ----      ----       ----
EXPENSES
   Administrative                          21 %       45 %      23 %       29 %
   Selling                                 11 %       20 %      10 %       19 %
   Financing Expenses                      -- %       16 %      -- %        5 %
   Depreciation and amortization            5 %        9 %       7 %        8 %
   Write down goodwill                     -- %        2 %      -- %        1 %
                                         ----       ----      ----       ----

Income (loss) from continuing
  operations before interest charges       (4)%      (61)%      (8)%      (30)%

  Interest charges                         64 %       12 %      89 %        8 %
                                         ----       ----      ----       ----
Income (loss) from continuing
  operations                              (68)%      (73)%     (97)%      (38)%

   Income taxes                            -- %       -- %      -- %       -- %
                                         ----       ----      ----       ----
Income (loss) from continuing
  operations                              (68)%      (73)%     (97)%      (38)%

Income (loss) from discontinued
  operations                               (2)%       (1)%       3 %        5 %

Net Income (loss)                         (70)%      (74)%     (94)%      (33)%
                                         ----       ----      ----       ----

THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Results of Operations

          Revenue. Revenue for the three months ended September 30, 2003 decreased by $240,000 or 8%, to $2,650,000, as compared to $2,890,000 for the three months ended September 30, 2002. The decrease is primarily attributable to the reduction in sales staff as a result of our cost cutting initiatives undertaken in 2002 and early 2003.

         Cost of Sales. The cost of sales for the three months ended September 30, 2003 decreased by $230,000, or 12%, to $1,770,000, as compared to $2,000,000 for the three months ended September 30, 2002. The decrease in cost of sales for the three months ended September 30, 2003 is consistent with the decrease in revenue. The cost of sales as a percentage of revenue decreased from 69% for the three months ended September 30, 2002 to 67% for the three months ended September 30, 2003.

         Gross Profit. Gross profit for the three months ended September 30, 2003 decreased by $10,000, or only 1%, to $880,000 compared to $890,000 for the three months ended September 30, 2002. As a percentage of revenue, gross profit increased from 31% for the three months ended September 30, 2002 to 33% for the three months ended September 30, 2003.

         Expenses. Expenses for the three months ended September 30, 2003 decreased by $1,660,000, or 63%, to $990,000 compared to $2,650,000 for the three months ended September 30, 2002.

         Administrative expenses decreased by $740,000 or 57% to $560,000 for the three months ended September 30, 2003 compared to $1,300,000 for the three months ended September 30, 2002. General administrative expenses including salaries and rent have decreased significantly over last year as a result of restructuring and general cost cutting.

         Selling expenses for the three months ended September 30, 2003 decreased by $300,000, or 52%, to $280,000 from $580,000 for the three months ended September 30, 2002. This decrease is attributable to the considerable downsizing in sales staff and the decrease in commissions, as a result of the reduction in sales. In addition, in 2003 we continued to eliminate certain advertising and promotional expenses.

        There were no financing expenses for the three months ended September 30, 2003 compared to $470,000 for the three months ended September 30, 2002. The expenses in 2002 included approximately $150,000 paid to various financial brokers as due diligence fees and commissions and $320,000 worth of shares issued to a lender in consideration of securitizing an overdraft position with Bank One.

        For the three months ended September 30, 2003, depreciation and amortization expenses decreased by $110,000, or 44%, to $140,000 from $250,000 for the three months ended September 30, 2002.

        In accordance with the requirements of SFAS 144, at September 30, 2002 we recorded an impairment of goodwill of $57,808 based on our evaluation of carrying value and projected cash flows.

          0perating Loss from Continuing Operations. For the three months ended September 30, 2003, losses from continuing operations decreased by $1,650,000 or 94% to a loss of $110,000 as compared to a loss of $1,760,000 for the three months ended September 30, 2002.

         Interest Charges. For the three months ended September 30, 2003, interest charges increased by $1,360,000, or 400%, to $1,700,000 from $340,000 for the three months ended September 30, 2002. This increase is largely attributable to the interest expense on the beneficial conversion feature on the convertible debentures issued in December 2002 and the first nine months of 2003, in the amount of $1,580,000.

         Loss from Continuing Operations before Income Tax. Loss from continuing operations before income tax for the three months ended September 30, 2003 decreased by $290,000 or 14% to a loss of $1,810,000 as compared to a loss of $2,100,000 for the three months ended September 30, 2002.

         Income Taxes. Income tax expense for the three months ended September 30, 2003 decreased by $5,000 to an expense of $1,000 as compared to $6,000 for the three months ended September 30, 2002.

         Income (Loss) from Continuing Operations. Loss from continuing operations for the three months ended September 30, 2003 decreased by $300,000 or 14% to a loss of $1,810,000 compared to a loss of $2,110,000 for the three months ended September 30, 2002

         Income (Loss) from Discontinued Operations. Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the three months ended September 30, 2003 and 2002.

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

         There was no technology revenue for the three months ended September 30, 2003 and 2002. The operating loss from the technology division for the three months ended September 30, 2003 was $12,000 and $17,000 for the same period in 2002. On disposal, Njoyn had approximately $950,000 in assets consisting primarily of deferred development charges and approximately $30,000 in liabilities consisting primarily of capital lease obligations. The gain on disposal of $400,229 has been reflected in the loss from discontinued operations at September 30, 2002. No income taxes have been reflected on this disposition as the sale of the shares gives rise to a capital loss, the benefit of which is more likely than not to be realized.

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

          As a result of these two transactions, we will not have future revenues from either training division. There was no training revenue for the three months ended September 30, 2003 and $280,000 for the same period in 2002. The operating loss from the training division for the three months ended September 30, 2003 was $30,000 and $120,000 for the same period in 2002.

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

         IT recruitment revenue for the three months ended September 30, was $18,000 in 2003 and $3,540,000 in 2002. The operating loss from the IT recruitment division for the three months ended September 30, was $8,000 in 2003 compared to income of $110,000 in 2002.

         Net Loss Before Preferred Stock Dividends. Net loss before preferred stock dividends for the three months ended September 30, 2003 decreased by $280,000 or 13% to a net loss of $1,860,000 compared to a net loss of $2,140,000 for the three months ended September 30, 2002.

         Net Loss Applicable to Common Stock. Net loss applicable to common stock decreased by $280,000 or 13% to $1,860,000 for the three months ended September 30, 2003 compared to $2,140,000 for the three months ended September 30, 2002. During the three months ended September 30, 2002 we issued preferred stock dividends of $3,000.

THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Results of Operations

          Revenue. Revenue for the nine months ended September 30, 2003 decreased by $2,340,000 or 24%, to $7,610,000, as compared to $9,950,000 for the nine months ended September 30, 2002. The decrease is primarily attributable to the reduction in sales staff as a result of our cost cutting initiatives undertaken in 2002 and early 2003.

         Cost of Sales. The cost of sales for the nine months ended September 30, 2003 decreased by $1,660,000, or 24%, to $5,150,000, as compared to
$6,810,000 for the nine months ended September 30, 2002. The decrease in cost of sales for the nine months ended September 30, 2003 is consistent with the decrease in revenue. The cost of sales as a percentage of revenue for the nine months ended September 30, 2003 was 68% which is consistent with the nine months ended September 30, 2002.

         Gross Profit. Gross profit for the nine months ended September 30, 2003 decreased by $680,000, or 22%, to $2,460,000 compared to $3,140,000 for the nine months ended September 30, 2002. The decrease in gross profit for the nine months ended September 30, 2003 is consistent with the decrease in revenue. As a percentage of revenue, gross profit for the nine months ended September 30, 2003 was 32% which is consistent with the nine months ended September 30, 2002.

         Expenses. Expenses for the nine months ended September 30, 2003 decreased by $2,980,000, or 49%, to $3,060,000 compared to $6,040,000 for the nine months ended September 30, 2002.

         Administrative expenses decreased by $1,090,000 or 38% to $1,760,000 for the nine months ended September 30, 2003 compared to $2,850,000 for the nine months ended September 30, 2002. General administrative expenses including salaries and rent have decreased significantly over last year as a result of restructuring and general cost cutting. Included in administrative expenses are the costs of $226,500 of shares of our common stock and warrants issued to various consultants for financing services rendered during the nine months ended September 30, 2003.

         Selling expenses for the nine months ended September 30, 2003 decreased by $1,100,000 or 59%, to $780,000 from $1,880,000 for the nine months ended
September 30, 2002. This decrease is attributable to the considerable downsizing in sales staff and the decrease in commissions, as a result of the reduction in sales. In addition, in 2003 we continued to eliminate certain advertising and promotional expenses.

        There were no financing expenses for the nine months ended September 30, 2003 compared to $470,000 for the nine months ended September 30, 2002. The expenses in 2002 included approximately $150,000 paid to various financial brokers as due diligence fees and commissions and $320,000 worth of shares issued to a lender in consideration of securitizing an overdraft position with Bank One.

        For the nine months ended September 30, 2003, depreciation and amortization expenses decreased by $260,000, or 33%, to $520,000 from $780,000 for the nine months ended September 30, 2002.

          In accordance with the requirements of SFAS 144, at September 30, 2002 we recorded an impairment of goodwill of $57,808 based on our evaluation of carrying value and projected cash flows.

          0perating Loss from Continuing Operations. For the nine months ended September 30, 2003, losses from continuing operations decreased by $2,300,000 or 79% to a loss of $600,000 as compared to a loss of $2,900,000 for the nine months ended September 30, 2002.

         Interest Charges. For the nine months ended September 30, 2003, interest charges increased by $6,000,000, or 769%, to $6,780,000 from $780,000 for the nine months ended September 30, 2002. This increase is largely attributable to the interest expense on the beneficial conversion feature on the convertible debentures issued in December 2002 and the first nine months of 2003, in the amount of $6,180,000.

         Loss from Continuing Operations before Income Tax. Loss from continuing operations before income tax for the nine months ended September 30, 2003 increased by $3,700,000 or 100% to a loss of $7,380,000 as compared to a loss of $3,680,000 for the nine months ended September 30, 2002.

         Income Taxes. Income tax expense for the nine months ended September 30, 2003 increased by $33,000 to an expense of $13,000 as compared to a recovery of $20,000 for the nine months ended September 30, 2002.

         Loss from Continuing Operations. Loss from continuing operations for the nine months ended September 30, 2003 increased by $3,730,000 or 102% to a loss of $7,390,000 compared to a loss of $3,660,000 for the nine months ended September 30, 2002

         Income (Loss) from Discontinued Operations. Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the nine months ended September 30, 2003 and 2002.

          There was no technology revenue for the nine months ended September 30, 2003 and $40,000 for the same period in 2002. The operating loss from the technology division for the nine months ended September 30, 2003 was $20,000 and $140,000 for the same period in 2002.

          Training revenue for the nine months ended September 30, 2003 was $160,000 and $1,160,000 for the same period in 2002. The operating income from the training division for the nine months ended September 30, 2003 was $60,000 compared to a loss of $80,000 for the same period in 2002.

            IT recruitment revenue for the nine months ended September 30, was $1,440,000 in 2003 and $10,380,000 in 2002. The operating income from the IT recruitment division for the nine months ended September 30, was $3,000 in 2003 and $240,000 in 2002.

         Net Loss Before Preferred Stock Dividends. Net loss before preferred stock dividends for the nine months ended September 30, 2003 increased by $4,010,000 or 127% to a net loss of $7,160,000 compared to a net loss of $3,150,000 for the nine months ended September 30, 2002.

         Net Loss Applicable to Common Stock. Net loss applicable to common stock increased by $3,950,000 or 123% to $7,160,000 for the nine months ended September 30, 2003 compared to $3,210,000 for the nine months ended September 30, 2002. During the nine months ended September 30, 2002 we issued preferred stock dividends of $60,000.

LIQUIDITY AND CAPITAL RESOURCES

         With insufficient working capital from operations, our primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of equity securities. Our primary capital requirements include debt service and working capital needs.

           Our facility with Morrison Financial Services Limited is a receivable discount facility whereby we are able to borrow up to 75% of qualifying receivables at 30% interest per annum. At September 30, 2003, the balance on the receivable discount facility was approximately $1,160,000 based on 75% of qualifying accounts receivable.

           During the three months ended September 30, 2003, we sold $200,000 in convertible debentures along with 123,588,850 warrants pursuant to a financing arrangement entered into on December 5, 2002. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $200,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the six lowest prices on six separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at purchase prices ranging from $.0175 to $.00075 per share. We are required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

           The proceeds of $200,000 were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $116,100. At September 30, 2003, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $1,336,102 which was credited to paid in capital and charged to earnings as interest expense.

         At September 30, 2003, we had cash of $70,000 and a working capital deficiency of $2,380,000. At September 30, 2003, we had a cash flow deficiency from operations of $230,000. At September 30, 2002, we had negative cash or cash equivalents and a working capital deficiency of $4,490,000. At September 30, 2002, we had a cash flow deficiency from operations of $1,150,000.

         At September 30, 2003, we had cash flow from investing activities of $60,000 related to proceeds on the disposal of the IT recruitment division of $150,000 which was offset by the purchase of capital assets of $90,000. At September 30, 2002, we had cash flow from investing activities of $1,100,000 primarily related to the proceeds on the disposal of Njoyn of $1,320,000 which was partially offset by the purchase of capital assets of $220,000.

         At September 30, 2003 we had cash flow from financing activities of $90,000 attributable primarily to proceeds of $1,650,000 from the sale of convertible debentures which was offset by a reduction in debt of $1,530,000 related to the Morrison Financial receivable discount facility and partial repayment of notes payable of $30,000. At September 30, 2002, we had a cash flow deficit from financing activities of $420,000 attributable primarily to the repayment of notes of $80,000, and long-term debt of $480,000 and reduction in bank indebtedness of $120,000 which was offset by an increase in long term debt of $260,000.

        At September 30, 2003 we had a loan balance of $250,000 with an individual, Terry Lyons. The loan is payable in twelve monthly payments of $21,613 beginning November 30, 2002 and bears interest at 30% per annum. This loan is subordinated to Morrison Financial Services Limited and one payment of $10,000 was made in August 2003.

         At September 30, 2003, we had approximately $50,000 outstanding on various capital leases with various payment terms and interest rates. The average balance on the terms of leases are 12 months and cover primarily the hardware and various software applications required to support our engineering division.

         At September 30, 2003, we had a note payable of $224,000 owed to Roger Walters, the former shareholder of CadCam Inc. Principal payments of $4,000 per month were to begin September 1, 2002 until August 1, 2007. This loan is non-interest bearing.

         The loan is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. We have not made any principal payments to Mr. Walters since December 2002 and we are currently in default of the loan agreement. In the event that we default on payment, the principal balance will bear interest at 12% per annum until payment is made.

         At September 30, 2003, we had a note payable of $640,000 owed to Denise Dunne-Fushi, the vendor of MicroTech Professionals Inc. Principal payments of $10,000 per month were to begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, we are obligated to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits until May 2004 and a vehicle lease until August 2004.

          The loan is secured under a general security agreement but is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. We have not made scheduled principal payments to Ms. Dunne-Fushi since December 2002 and are currently in default of the loan agreement. In the event of default, Ms. Dunne-Fushi has the option of enforcing the security she holds.

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


RECENT EVENTS

         Subsequent to September 30, 2003, we closed an additional $225,000 in convertible debentures together with 313,333,333 warrants. The funds were used for various debt settlements and working capital. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $225,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the six lowest prices on six separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of 7 years from the original purchase date at a purchase price of $.00075 per share. We are required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

         The proceeds received were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants.

         As of November 11, 2003, we have issued 1,863,916,906 shares of our common stock upon to the convertible debenture holders upon the conversion of $2,033,000 of debentures and accrued interest.

        On October 6, 2003, we entered into a settlement agreement with the Canadian Imperial Bank of Commerce ("CIBC") in the sum of $150,000. This settlement was pursuant to a claim filed against Thinkpath Training Inc., one of our subsidiary companies, with the Superior Court of Justice of Ontario, Canada, Court File No. 41967, demanding payment of damages in the sum of $150,000 pursuant to an operating account overdraft balance. The settlement includes payment of the overdraft, accrued interest and legal fees and will be paid in monthly installments over fifteen months beginning October 25, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 45 days prior to the filing date of this Form 10-Q filed for the nine months ended September 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting the officers on a timely basis to material information relating to us (including our wholly owned subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.




                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are party to the following pending legal proceedings:

         On October 1, 2003, SITQ National Inc. ("SITQ'), a former landlord, filed a statement against us and our Directors, with the Superior Court of Justice of Ontario, Canada, Court File No. 03-CV-256327CM3, demanding payment of rent arrears of approximately $760,000 and alleging damages for breach of lease for future rent in the sum of $3,250,000. The lease covered premises located in Ontario, Canada that we in April 2003. The term of the lease does not expire until December 31, 2010. We intend to defend this claim vigorously.


         We are not party to any other material litigation, pending or otherwise.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                 During the third quarter 2003, we sold convertible debentures and warrants for an aggregate of $200,000. The debt is convertible into common stock at a discount to the market. In connection with the offering, we issued an aggregate of 123,588,850 warrants to purchase common stock. Pursuant to the terms of the initial offering as reported in the Form 8-K that we filed with the SEC on December 9, 2002, investors in that offering were granted the right to purchase an additional $2,200,000 of convertible debt. As a result of the sales made during the third quarter of 2003, convertible debentures and warrants for an aggregate dollar amount of $450,000 remain available for purchase by the investors as at September 30, 2003. The proceeds from the sale of convertible debentures and warrants were used to repay debt obligations and for working capital. The offering, which was made to non-U.S. residents only, was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation S promulgated thereunder.


        In addition, during the third quarter 2003, we sold unregistered securities as described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. The purchasers of the securities in such transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. The purchasers of the securities in the transactions below were each sophisticated investors who were provided information about us and were able to bear the risk of loss of their entire investment.

         We believe the above issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act.


ITEM 3. DEFAULTS IN SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On October 2, 2003, we held an Annual Meeting of Shareholders at which the shareholders: (i) elected the Board of Directors for the ensuing year;
(ii) ratified the appointment of Schwartz, Levitsky, Feldman, LLP, as our independent chartered accountants for the ensuing year; (iii) did not ratify the adoption of our 2003 Stock Option Plan; and, (iv) amended our Articles of Incorporation to increase the authorized number of shares of our common stock from 800,000,000 shares to an unlimited number of shares.


        (i) The following directors were elected to the Board of Directors and received the votes indicated:

                               For            Withheld
                            -----------      ----------
Declan French               513,828,523      22,747,118
John Dunne                  516,784,578      19,791,063
Arthur Marcus               516,984,153      19,591,488
Lloyd MacLean               516,984,578      19,591,063


        Set forth below is a biographical description of each of our directors elected at our Annual General Meeting and Special Meeting of Shareholders held on October 2, 2003:

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

        Lloyd MacLean has served on our Board of Directors since February 14, 2003. Mr. MacLean served as our Chief Financial Officer and a Director from September 1997 until May 2000, at which time he departed to pursue other business opportunities. Mr. MacLean is the sole officer and director of Globe Capital Corporation. From 1996 to 1997, Mr. MacLean was Vice-President and Chief Financial Officer of ING Direct Bank of Canada. From 1994 until 1996, he was Vice-President and Chief Financial Officer of North American Trust, Inc., where he also served as a Vice President from 1990 until 1994. Mr. MacLean has an MBA from Harvard University and is a member of the Canadian Institute of Chartered Accountants.

       (ii) The appointment of Schwartz, Levitsky Feldman, LLP, to serve as our independent chartered accountants for the ensuing year was approved by the votes indicated:

                    For            Against           Withheld
                519,008,303      16,342,425          1,224,913


       (iii) The adoption of our 2003 Stock Option Plan was not approved by the votes indicated:

                  For              Against          Withheld
                155,455,276      25,621,596        355,498,679


       (iv) The amendment of our Articles of Incorporation to increase the authorized number of shares of our common stock from 800,000,000 shares to an unlimited number of shares.

                  For            Against              Withheld
                503,296,380     32,817,961            461,300

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31. Rule 13a-14(a)/15d-14(a) Certifications.
Exhibit 32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.* Exhibit 32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b) Reports on Form 8-K.

         There were no reports filed on Form 8-K during the quarter ended


* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THINKPATH INC.


Dated: November 11, 2003     By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer