Form 10-K
period 2003-12-31
THINKPATH INC
filed 2004-04-14
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2003

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

            201 WESTCREEK BOULEVARD, BRAMPTON, ONTARIO CANADA L6T 5S6
              --------------------------------------------- -------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (905) 460-3040
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

THE ISSUER'S REVENUES FOR THE MOST RECENT FISCAL YEAR WERE $10,817,667.

THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING STOCK HELD BY NON-AFFILIATES BASED UPON THE LAST SALE PRICE ON APRIL 13, 2004 WAS APPROXIMATELY $3,438,159.

AS OF APRIL 13, 2004 THERE WERE 3,441,280,633 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, ISSUED AND OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                 THINKPATH INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K



PART I

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders


PART II

Item 5.  Market for Common Equity and Related Shareholder Matters
Item 6.  Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8.  Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; compliance with Section 16(a) of the Exchange Act
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits, Financial Statements and Reports on Form 8-K

Signatures

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         Certain statements contained herein including, without limitation, those concerning (i) Thinkpath Inc.'s ("Thinkpath") strategy, (ii) Thinkpath's expansion plans, and (iii) Thinkpath's capital expenditures, contain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning Thinkpath's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Thinkpath undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


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

        The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 13, 2004, the exchange rate was Cdn$0.7485 per US$1.00.




Year ended December 31,             2001             2002              2003
                                    ----             ----              ----

Rate at end of period              $0.62870          $0.63440         $0.7727
Average rate during period          0.64612           0.63724          0.7163
High                                0.67140           0.66560          0.7747
Low                                 0.62270           0.61750          0.6327

PART I

ITEM 1.    DESCRIPTION OF BUSINESS


           Unless otherwise indicated, all reference to "Thinkpath", "us", "our" and "we" refer to Thinkpath Inc. and its wholly-owned subsidiaries: Thinkpath US Inc. (formerly Cad Cam Inc.), an Ohio corporation, Thinkpath Michigan Inc. (formerly Cad Cam of Michigan Inc.), a Michigan corporation and Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.), an Ohio corporation. In addition, Thinkpath owns the following companies which are currently inactive: Systemsearch Consulting Services Inc., an Ontario corporation, International Career Specialists Ltd., an Ontario corporation, E-Wink Inc. (80%), a Delaware corporation, Thinkpath Training Inc. (formerly ObjectArts Inc.), an Ontario corporation, Thinkpath Training US Inc. (formerly ObjectArts US Inc.), a New York corporation, MicroTech Professionals Inc., a Massachusetts corporation, and TidalBeach Inc., an Ontario corporation. In 2002, Thinkpath sold Njoyn Software Incorporated, a wholly-owned subsidiary.


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

         Our principal executive offices are located at 201 Westcreek Boulevard, Brampton, Ontario, Canada and our website is www.thinkpath.com.


ENGINEERING AND DESIGN SERVICES

         Our engineering and design services cover every facet of a project from concept to SLA prototyping to a complete turnkey package that delivers a finished, operating system. Our engineers handle the drafting, the detailing and the parametric modeling. We have experienced engineers on staff as well as a pool of skilled consultants whom we can call on to provide internal design services.

         We have provided CAD drafting and modeling services to countless customers incorporating many industries. We have developed the technical skill base and management structure to organize CAD services for programs of any size and currently manage these services for large projects in the aerospace, defense, automotive, medical equipment, packaging, and many other high tech industries.

         We have expert-level engineering and design capability that ranges from traditional 2-D and 3-D AutoCAD programs to the most sophisticated parametric and solid modeling platforms, including, Unigraphics NX, Pro/Engineer, Solid Works, SDRC Ideas, and Catia. In all, we have nearly two-dozen engineering design programs along with the specialty modules to perform surface modeling, hydraulic, electrical, large weldments, casting, and other design functions. Our software inventory includes ancillary programs to perform Finite Element and other engineering analyses.

         Our staff encompasses the entire range of disciplines including mechanical, civil, structural, and electrical engineering. Our design services range from drafting and design, to detailing and geometric dimensioning and tolerancing (GD&T).

         As a component of our engineering design efforts, we are ISO 9001 certified, and subscribe to the Six Sigma Principles of continuous quality improvement. This uncompromising commitment to quality is built into every phase of a project we manage for all of our clients. Our offices maintain and follow a complete set of ISO compliant policies, procedures, and work instructions, and our branches in Detroit, Michigan and Cincinnati, Ohio are current ISO 9001 practitioners.

TECHNICAL PUBLICATIONS AND DOCUMENTATION

         We provide technical publishing programs for complete integration into engineering and design departments of government, military contractors, aerospace and automotive customers.

         Our technical publications expertise covers every aspect of the documentation milieu, from pre-installation (site preparation), through installation, operation, service, maintenance, and repair. We have the capability to produce the full range of ATA compliant manuals, and our clients range from the airframe, electrical, hydraulic, pneumatic, and mechanical components to aircraft interiors, and jet propulsion systems. In the military arena, we produce MIL-SPEC compliant documentation for equipment that ranges from naval engines through the most advanced weapons systems.

         As with our engineering and design services, our technical publications group uses cutting edge technology to produce the documentation. Our publishing and technical illustration libraries include 20 programs that range from Microsoft Word for Windows (the Navy standard publishing platform), through SGML, HTML, and XML authoring and publishing suites. Although we still produce manuals on paper, we are now focused to a greater extent on e-documentation and interactive electronic technical manuals (IETMs).

       We maintain a complete staff of technical publication personnel consisting of highly skilled engineers and drafters. As a result, we can draw heavily upon our engineering resources to handle every step of the documentation process, including researching, writing, editing, illustration, printing and distribution.




ON-SITE ENGINEERING SUPPORT

         On-site engineering support is a core Thinkpath business, and a natural outgrowth of our pioneering work in the computer aided design and drafting field. Initially, the need for on-site support involved both the training of the operators and their placement with manufacturers who needed people with the knowledge to operate the new (and at the time arcane) design software. Gradually the software became more user-friendly, and the basic business model for most large manufacturers demanded a leaner, more flexible staffing paradigm. This has lead to an increased demand for experienced engineers, designers, and draftsmen who are not only proficient using a diverse range of design programs, but who also have the requisite industry knowledge to step in and be immediately productive during periods of peak demand or new product introduction operations.

         Our success in this field can be attributed to two primary factors. First, we perform in depth screening and pre-interviewing of all candidates to ensure that there is an absolute match between the client's need and the candidates' capabilities. Secondly, all Thinkpath on-site employees are, indeed, members of staff, earning a wage commensurate with their skills and experience. They also enjoy a full range of company benefits including medical/prescription coverage, holiday pay and pension privileges. These elements of course, offer our clients far greater security utilizing people with the incentive to remain with the company throughout the project cycle and beyond.

         Another factor that has contributed to the success of our on-site engineering support operation is our ability to provide an employee packaged with the hardware and software required to complete the assignment. Employers appreciate the ability to pay an hourly fee that covers the cost of the employee, computer, and the software they need to operate while using it, and surrendering the hardware and software when it's no longer needed rather than paying the steep depreciation and maintenance costs associated with ownership.

         The combination of offering only quality employees as a turnkey package and then helping to ensure that they stay with the job is a powerful one, and has gained us strong relationships with many of the major automotive, aerospace, defense, medical equipment, and other manufacturers in our area of operations.

Our clients are large and high-growth corporations from a wide variety of industries across North America. These customers include Fortune 500 companies and other high-profile companies. The majority of our relationships are long-term built on exceptional service, rigorous quality standards, and highly competitive pricing.


The following is a partial listing of our clients:

     o     General Motors Corporation: 25 years
     o     Cummins, Inc.: 18 years
     o     General Electric Aircraft Engines: 17 years
     o     Heidelberg Web Systems: 12 years
     o     Hill-Rom, Inc.: 12 years
     o     General Dynamics Corporation: 11 years
     o     Curtiss-Wright Flight Systems: 10 years
     o     Johnson & Johnson (Ethicon and Depuy Groups): 10 years
     o     B/E Aerospace (SPG and AMP Groups): 9 years
     o     Daimler Chrysler Corporation: 9 years
     o     Lockheed Martin Aeronautics Corporation: 7 years
     o     ABB: 1 year
     o     Magna: 1 year




COMPETITION

       The engineering services industry is highly competitive with high barriers to entry due to significant capital costs for tools and equipment and the specialized skills and knowledge required. We compete for potential customers with other providers of engineering services, and on-site consultants. Many of our current and potential competitors have longer operating histories, greater financial, marketing and human resources, and a larger base of professionals and customers than we do, all of which may provide these competitors with a competitive advantage. In addition, many of these competitors, including numerous smaller privately held companies, may be able to respond more quickly to customer requirements and to devote greater resources to the marketing of services than we are.

        Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, prospects, financial condition and results of operations. Further, we cannot assure you that we will be able to compete successfully against current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, prospects, financial condition and results of operations. We believe that the principal factors relevant to competition in the engineering services industry are the recruitment and retention of highly qualified engineering professionals, rapid and accurate response to customer requirements and, to a lesser extent, pricing.

BUSINESS STRATEGY

        We plan to exploit our track record in engineering services by offering a unique blend of design engineering, technical publishing and documentation. In early 2002, we began to focus our marketing efforts on the defense, aerospace, automotive, manufacturing and health care industries and it is here that we expect our opportunity to generate significant growth in 2003 is most likely. By combining design engineering and technical publishing we believe we have become experts experienced in content management and thus are positioned to deliver high margin customized knowledge management products.

        Our business objective is to increase our gross revenue and improve our gross margins by replacing fixed priced projects with time and materials based contracts. We intend to increase our market share through the addition of engineering sales staff and through the marketing and promotion support services of outside consultants. The primary components of our strategy to achieve this objective are as follows:

- Expand our DOD contractor customer base;
- Grow our aerospace, automotive, manufacturing and health care customer base;
and
- Further penetrate existing customer base, including Fortune 500 companies.

          We have established an extensive technology strategy and infrastructure that we believe provides us with a competitive advantage over less technologically advanced competitors.


BACK OFFICE INFRASTRUCTURE

         We have invested heavily in the creation and support of an integrated technological infrastructure that links all offices and employees and promotes uniformity in certain functions. Our accounting program provides for real-time financial reporting across dispersed branch offices. Our intranet and recruitment management software and sales management software, provide each of our employees with access to the tools and information that help them to be successful and productive. This infrastructure allows us to integrate our acquisitions more easily and cost-effectively than would otherwise be possible.


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


COLLATERAL AND SALES SUPPORT

          A major marketing and promotion program is underway to update our collateral material and Web site to more accurately reflect our renewed focus on engineering services.

TARGET MARKETS

          Our target customers are defense contractors, aerospace, automotive, manufacturing and health care corporations located primarily in the Eastern states and Great Lakes region of North America.

EMPLOYEES AND CONSULTANTS

EMPLOYEES
          As of April 13, 2004 we have 34 full-time employees, including 21 sales personnel and 13 administrative and technical employees. Our staff at December 31, 2003 consisted of 37 full-time employees, including 24 sales personnel and 13 administrative and technical employees. Our staff at December 31, 2002 consisted of 46 full-time employees, including 32 sales personnel and 16 administrative and technical employees. Our staff at December 31, 2001 consisted of 98 full-time employees, including 46 sales personnel and 52 administrative and technical employees. We are not party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees.

CONSULTANTS

          We enter into consulting agreements with engineering professionals at hourly rates based on each individual's technical skills and experience. As of April 13, 2004, approximately 160 professionals were performing services for our customers. At December 31, 2003, there were 150 professionals placed by us, performing services for our customers. At December 31, 2002 there were 225 professionals placed by us, performing services for our customers. At December 31, 2001 there were 309 professionals placed by us, performing services for our customers.

RECENT EVENTS

          Subsequent to December 31, 2003, we closed an additional $25,000 in convertible debentures together with 1,428,571 warrants. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $25,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of 7 years from the original purchase date at a purchase price of $.0175 per share. We are required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

          On March 25, 2004, we entered into a share purchase agreement with Bristol Investment Fund, Ltd. for the issuance and sale of debentures of up to $1,000,000. The first debenture of $350,000 was purchased together with 924,000,000 warrants on closing. The debenture will become due twelve months from the date of issuance. Bristol will have the right to acquire up to $350,000 worth of our common stock at a price equal to the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until March 25, 2011 at a purchase price of $.000417 per share. We are required to pay interest to Bristol on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

          As of April 13, 2004, we have issued 2,948,806,496 shares of our common stock to the convertible debenture holders upon the conversion of $2,825,000 of debentures and accrued interest.

ITEM 2.  DESCRIPTION OF PROPERTY

         We maintain our headquarters in 9,500 square foot offices located at 201 Westcreek Boulevard, Brampton, Ontario, Canada. We have leased such facility for a term of five years terminating in May 2008. We pay annual base rent of $90,000. We lease additional offices at the following locations:

                                                              Current Rent
Location                Square Feet     Lease Expiration        Per Annum
--------               -------------   -------------------    -------------

Cincinnati, Ohio           3,820           05/31/05               $53,289
Columbus, Ohio             1,600           01/31/05               $27,000
Dayton, Ohio               6,421           12/31/05               $92,591
Detroit, Michigan         15,328           08/31/05              $168,025


         The lease commitments do not include two operating leases for premises that we are currently sub leasing to the purchasers of the Canadian and United States training divisions. If the purchasers were to default on payment or abandon the premises, we would be liable for annual payments of $282,096 expiring August 31, 2006 and $150,534 expiring September 30, 2010.

         The lease commitments do not include an operating lease for premises located in the United States that were closed in the fourth quarter of 2002. We have not made any payments on this lease since the premises were abandoned, nor has the lessor tried to enforce payment. We may be liable for a lease balance of $44,597, which expires November 30, 2004.



ITEM 3.  LEGAL PROCEEDINGS

          We are party to the following pending legal proceedings:

          On October 1, 2003, SITQ National Inc. ("SITQ'), a former landlord, filed a statement against us and our Directors, with the Superior Court of Justice of Ontario, Canada, Court File No. 03-CV-256327CM3, demanding payment of rent arrears of approximately $760,000 and alleging damages for breach of lease for future rent in the sum of $3,250,000. The lease covered premises located in Ontario, Canada that we abandoned in April 2003. The term of the lease does not expire until December 31, 2010. The rent arrears of $760,000 has been accrued but we believe there is no merit for the breach of lease for future rent of $3,250,000 and accordingly have made no provision in the accounts with respect to this matter. We intend to defend this claim vigorously.

         On March 17, 2004, Johnston & Associates, LLC, a South Carolina corporation, filed a statement against us with the Superior Court of Justice of Ontario, Canada, Court File No. C-294-04, demanding payment of $60,000 pursuant to a consulting agreement entered into April 2002. We intend to defend this claim vigorously.

         We are not party to any other material litigation, pending or otherwise.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 2, 2003, we held an Annual Meeting of Shareholders at which the shareholders: (i) elected the Board of Directors for the ensuing year; (ii) ratified the appointment of Schwartz Levitsky Feldman LLP, as our independent chartered accountants for the ensuing year; (iii) did not ratify the adoption of our 2003 Stock Option Plan; and, (iv) amended our Articles of Incorporation to increase the authorized number of shares of our common stock from 800,000,000 shares to an unlimited number of shares.

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


        (ii) The appointment of Schwartz Levitsky Feldman LLP, to serve as our independent chartered accountants for the ensuing year was approved by the votes indicated:

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock began trading on the Nasdaq SmallCap Market on June 8, 1999, when we completed our initial public offering. Our common stock is currently listed on the Over-the-Counter Bulletin Board (OTC:BB) under the symbol "THTH-F". As of April 13, 2004, we had 3,441,280,633 shares of common stock outstanding. The following table sets forth the high and low sale prices for our common stock as reported on the OTC:BB.


Fiscal 2001                                       High             Low
-----------                                       ----             ---

First Quarter                                    $1.6880         $0.5630
Second Quarter                                   $0.5700         $0.3000
Third Quarter                                    $0.6300         $0.2500
Fourth Quarter                                   $0.3700         $0.1300

Fiscal 2002
First Quarter                                    $0.2400         $0.1400
Second Quarter                                   $0.2400         $0.1000
Third Quarter                                    $0.1400         $0.0800
Fourth Quarter                                   $0.0900         $0.0400

Fiscal 2003
First Quarter                                    $0.0500         $0.0070
Second Quarter                                   $0.0095         $0.0039
Third Quarter                                    $0.0063         $0.0016
Fourth Quarter                                   $0.0034         $0.0016

Fiscal 2004
First Quarter                                    $0.0023         $0.0008
Second Quarter (through to April 13, 2004)       $0.0010         $0.0008


         As of April 13, 2004, we had 410 holders of record and approximately 4,818 beneficial shareholders.

         On April 13, 2004, the last sale price of our common stock as reported on the OTC:BB was $.0008.

                                 DIVIDEND POLICY

         We have never paid or declared dividends on our common stock. The payment of cash dividends, if any, in the future is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors. We intend to retain future earnings for use in our business.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED INCOME STATEMENT DATA


For the years ended,                                             2003                 2002                 2001
                                                                 ----                 ----                 ----

Revenue                                                      10,817,667           12,283,828           17,224,335

Operating loss from continuing operations                    (1,267,714)          (4,013,235)          (7,541,882)

Net loss from continuing operations                          (9,292,090)          (8,508,568)          (9,482,208)

Income (loss) from discontinued operations                      258,462              361,916             (201,233)

Net loss before preferred stock dividends                    (9,033,628)          (8,146,652)          (9,683,441)

Preferred stock dividends                                            --              100,387              728,740

Net loss applicable to common stock                          (9,033,628)          (8,247,039)         (10,412,181)
                                                         ===============      ===============      ===============

Weighted average number of common stock
  outstanding basic and fully diluted                       719,412,600           29,000,252           14,943,306
                                                         ===============      ===============      ==============

Loss from continuing operations per weighted
  average common stock before preferred
  dividends basic and fully diluted                               (0.01)               (0.29)               (0.63)
                                                         ===============      ===============      ===============

Loss from continuing operations per weighted
  average common stock after preferred
  dividends basic and fully diluted                               (0.01)               (0.30)               (0.68)
                                                         ===============      ===============      ===============

SELECTED BALANCE SHEET DATA
                                                                 2003                 2002                 2001
                                                                 ----                 ----                 ----

Current Assets                                                2,378,116            2,974,524            6,801,561
Current Liabilities                                           5,134,521            6,692,642           10,155,923
Working Capital Deficiency                                   (2,756,405)          (3,718,118)          (3,354,362)
Total Assets                                                  7,408,589            8,787,531           17,174,978
Long-term debt and notes payable, net
  of current portion                                             13,176              771,459            2,922,432

Stockholders' equity                                          2,260,892            1,323,430            3,246,946

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

         At December 31, 2003, all of our investments in non-related companies totaling $45,669 were accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

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

         Our various revenue recognition policies are consistent with these criteria. We provide the services of engineering staff on a project basis. The services provided are defined by guidelines to be accomplished by clearly defined milestones and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery has occurred, the fee is fixed or determinable and collection reasonably assured.

        Prior to the sale of our IT recruitment division, we provided the services of information technology consultants on a contract basis and revenue was recognized as services were performed. We also placed information technology professionals on a permanent basis and revenue was recognized upon candidates' acceptance of employment. If we received non-refundable upfront fees for "retained searches", the revenue was recognized upon the candidates' acceptance of employment.

       Prior to the sale of our training division, we provided advanced training and certification in a variety of technologies and revenue was recognized on delivery.

       Prior to the sale of our technology division, we licensed software in the form of a Human Capital Management System called Njoyn. The revenue associated with providing this software consisted of an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements was based on our determination of the fair value of the elements if they had been sold separately. The customers had the right to choose a provider to host the software which was unrelated to us. The set-up fee and customization revenue was recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract. Revenue was recognized on a percentage of completion basis for contracts with significant amounts of customization and clearly defined milestones agreed to by the customer and an enforceable right to invoice and collect on a partial completion basis. For contracts which required significant customization, without clearly defined milestones, and an inability to estimate costs, revenue was reflected on a completed contract basis. Substantial completion was determined based on customer acceptance of the software.

       Prior to the sale of our technology division, we also signed contracts for the customization or development of SecondWave, a web development software in accordance with specifications of our clients. The project plan defined milestones to be accomplished and the costs associated. These amounts were billed as they were accomplished and revenue was recognized as the milestones were reached. The work in progress for costs incurred beyond the last accomplished milestone was reflected at the period end. The contracts did not include any post-contract customer support. Additional customer support services were provided at standard daily rates, as services were required.


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

         At December 31, 2003, we performed our annual impairment test for goodwill and determined that no adjustment to the carrying value of goodwill was needed.

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

          On an ongoing basis, absent any impairment indicators, we expect to perform a goodwill impairment test as of the end of the fourth quarter of each year.

FOREIGN CURRENCY TRANSLATION

         The books and records of our Canadian operations are recorded in Canadian dollars. The financial statements are converted to US dollars as we have elected to report in US dollars consistent with Regulation S-X, Rule 3-20. The translation method used is the current rate method which is the method mandated by FAS 52 where the functional currency is the foreign currency. Under the current method all assets and liabilities are translated at the current rate, stockholders' equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

         Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in accumulated other comprehensive income.

         There can be no assurance that we would have been able to exchange currency on the rates used in these calculations. We do not engage in exchange rate-hedging transactions. A material change in exchange rates between United States and Canadian dollars could have a material effect on our reported results.


THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

REVENUE

         For the year ended December 31, 2003, we derived 92% of our revenue in the United States compared to 99.5% for the year ended December 31, 2002. The decrease in total revenue derived from the United States is a result of the slight increase in engineering sales in Canada. At the beginning of this year, a division was started in Ontario to focus on building engineering services in lieu of IT recruitment services which had traditionally dominated our sales in Canada.

             As a result of this shift in focus, effective June 27, 2003, we sold certain assets of our IT recruitment division to Brainhunter.com, an Ontario company, for a nominal amount of cash and the assumption of all employee liabilities. The gain on disposal of $190,627 has been reflected in the Income
(loss) from discontinued operations in 2003. Of the $190,627, $146,627 was received in cash on closing with the balance of $44,000 due in a promissory note payable by June 27, 2004. As a result of this transaction, the Company will not have future revenues from its IT recruitment division and therefore the operations have been reported as discontinued.

         For the year ended December 31, 2003, our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 96% of total revenue compared to 88% for the year ended December 31, 2002. Revenue from engineering services for the year ended December 31, 2003 was $10,380,000 representing an decrease of $410,000 or 4% from $10,790,000 for the year ended December 31, 2002.

         Our engineering services include the complete planning, staffing, development, design, implementation and testing of a project. It can also involve enterprise-level planning and project anticipation. Our specialized engineering services include: design, build and drafting, technical publications and documentation. We outsource our technical publications and engineering services on both a time and materials and project basis. For project work, the services provided are defined by guidelines to be accomplished by clearly defined milestones and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery of the service, and when the fee is fixed or determinable and collection is probable. Customers we provide engineering services to include General Dynamics, General Electric, General Motors, Lockheed Martin, Boeing, Caterpillar, Cummins Engines, Magna and ABB.

         For the year ended December 31, 2003, information technology documentation services represented approximately 4% of our revenue compared to 12% for the year ended December 31, 2002. Revenue from information technology documentation services for the year ended December 31, 2003 decreased by $1,050,000 or 70% to $440,000 compared to $1,490,000 for the year ended December 31, 2002.

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


GROSS PROFIT

         Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of engineering services include wages, benefits, software training and project expenses. The average gross profit for the engineering division was 33% for the year ended December 31, 2003 which is consistent with the year ended December 31, 2002.

         The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the information technology division for the year ended December 31, 2003 was 22% compared to 25% for the year ended December 31, 2002. The decline in gross profit in the current period is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.


THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

REVENUE

           For the year ended December 31, 2002, we derived 99.5% of our revenue in the United States compared to 98% for the year ended December 31, 2001. The slight increase in total revenue derived from the United States is a result of corporate sales of approximately $400,000 which occurred in Canada during 2001.

         For the year ended December 31, 2002, our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 88% of total revenue compared to 80% for the year ended December 31, 2001. The increase is primarily a result of the dramatic decline in information technology documentation sales. Revenue from engineering services for the year ended December 31, 2002 was $10,790,000 representing a decrease of $3,010,000 or 22% from $13,800,000 for the year ended December 31, 2001. The decrease in engineering services is a result of the reduction in sales personnel and office closures that occurred in 2002.

         For the year ended December 31, 2002, information technology documentation services represented approximately 12% of our revenue compared to 20% for the year ended December 31, 2001. Revenue from information technology documentation services for the year ended December 31, 2002 decreased by $1,930,000 or 56% to $1,490,000 compared to $3,420,000 for the year ended
December 31, 2001.

         The substantial decrease in revenue from information technology documentation services is primarily due to the loss of sales personnel and the general economic slowdown in this industry. This division offers a very specialized service, and relied on several key customers in a very localized market. Many of these customers have either cancelled projects or have put a number of their projects on hold. In response to these conditions, we terminated the staff in this division and transferred the existing contracts to another office.

GROSS PROFIT

         The average gross profit for the engineering division was 33% for the year ended December 31, 2002 which is consistent with the year ended December 31, 2001.

         The average gross profit for the information technology division for the year ended December 31, 2002 was 25% compared to 38% for the year ended December 31, 2001. The decline in gross profit in 2002 is a result of the decrease in higher margin permanent placements and increase in lower margin contract placements of documentation specialists.

RESULTS OF OPERATIONS

                          STATEMENTS OF OPERATIONS--PERCENTAGES


                                          2003      2002      2001
                                          ----      ----      ----

REVENUE                                   100 %      100 %     100 %
                                         ----       ----      ----

COST OF SERVICES                           68 %       68 %      66 %
                                         ----       ----      ----
GROSS PROFIT                               32 %       32 %      34 %
                                         ----       ----      ----
EXPENSES
   Administrative                          27 %       34 %      27 %
   Selling                                 11 %       18 %      18 %
   Financing Expenses                      -- %       10 %       4 %
   Depreciation and amortization            6 %       11 %      12 %
   Write down goodwill                     -- %       11 %      17 %
   Debt forgiveness                        -- %      (19)%      -- %
                                         ----       ----      ----

Operating loss from continuing
   operations                             (12)%      (33)%     (44)%

   Gain (loss) on Investment               -- %       (5)%      (2)%

Loss from continuing operations
   before interest charges                (12)%      (38)%     (46)%

   Interest charges                        74 %       32 %       5 %
                                         ----       ----      ----
Loss from continuing operations
   before income taxes                    (86)%      (70)%     (51)%

   Income taxes                            -- %       -- %       4 %
                                         ----       ----      ----
Loss from continuing operations           (86)%      (70)%     (55)%

Income (loss) from discontinued
  operations                                2 %        3 %      (1)%

Net Loss                                  (84)%      (67)%     (56)%
                                         ----       ----      ----

THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

        Revenue. Revenue for the year ended December 31, 2003 decreased by $1,460,000 or 12%, to $10,820,000, as compared to $12,280,000 for the year ended
December 31, 2002. The decrease is primarily attributable to the reduction in sales staff as a result of our cost cutting initiatives undertaken in 2002 and early 2003.

         Cost of Services. The cost of services for the year ended December 31, 2003 decreased by $990,000, or 12%, to $7,340,000, as compared to $8,330,000 for the year ended December 31, 2002. The decrease in cost of services for the year ended December 31, 2003 is consistent with the decrease in revenue. The cost of services as a percentage of revenue in 2003 was consistent with 2002.

         Gross Profit. Gross profit for the year ended December 31, 2003 decreased by $480,000, or 12%, to $3,470,000 compared to $3,950,000 for the year ended December 31, 2002. As a percentage of revenue, gross profit in 2003 was consistent with 2002.

         Expenses. Expenses for the year ended December 31, 2003 decreased by $3,220,000, or 40%, to $4,740,000 compared to $7,960,000 for the year ended
December 31, 2002.

         Administrative Expenses. Administrative expenses decreased by $1,240,000 or 30% to $2,920,000 for the year ended December 31, 2003 compared to $4,160,000 for the year ended December 31, 2002. General administrative expenses including salaries and rent have decreased significantly over last year as a result of restructuring and general cost cutting.

         Selling Expenses. Selling expenses for the year ended December 31, 2003 decreased by $1,090,000, or 49%, to $1,150,000 from $2,240,000 for the year ended December 31, 2002. This decrease is attributable to the considerable downsizing in sales staff and the decrease in commissions, as a result of the reduction in sales. In addition, in 2003 we continued to eliminate certain advertising and promotional expenses.

        Financing Expenses. There were no financing expenses for the year ended December 31, 2003 compared to $1,200,000 for the year ended December 31, 2002. The expenses in 2002 include due diligence fees and commissions paid to various financial brokers and the expensing of approximately $770,000 for cash, shares and warrants issued to Tazbaz Holdings in consideration of a loan agreement whereby Tazbaz securitized our overdraft position with Bank One in the amount of $650,000.

        Depreciation and Amortization. For the year ended December 31, 2003, depreciation and amortization expenses decreased by $625,000, or 48%, to $665,000 from $1,290,000 for the year ended December 31, 2002. During 2002, we assessed the financial impact SFAS No. 141 and No. 142 had on our consolidated Financial Statements and recorded a goodwill impairment of $1,380,259 as required based on our evaluation of carrying value and projected cash flows.

        Debt Forgiveness. At December 31, 2002, the company recognized debt forgiveness of approximately $2,310,000 related to discounts received on the repayment of our line of credit with Bank One for a net discount of $935,000; repayment of long-term debt to the Business Development Bank of Canada for a net discount of $300,000; and, debt forgiveness on the restructuring of our notes payable totaling $1,075,000.

        0perating Loss from Continuing Operations. For the year ended December 31, 2003, operating losses from continuing operations decreased by $2,740,000 or 68% to a loss of $1,270,000 as compared to a loss of $4,010,000 for the year ended December 31, 2002.

        Loss on investments. During the year ended December 31, 2002, we wrote down our investment in Conexys by $667,510 to a carrying value of $1. Of the total writedown, $102,310 occurred in TidalBeach Inc., which is now being reported as discontinued.

         Loss from Continuing Operations Before Interest Charges. For the year ended December 31, 2003, losses from continuing operations before interest charges decreased by $3,310,000 or 72% to a loss of $1,270,000 as compared to a loss of $4,580,000 for the year ended December 31, 2002.

        Interest Charges. For the year ended December 31, 2003, interest charges increased by $4,030,000, or 102%, to $7,990,000 from $3,960,000 for the year ended December 31, 2002. This increase is largely attributable to the interest expense of $7,250,000 on the beneficial conversion feature recognized on the convertible debentures issued in 2003 pursuant to a financing arrangement entered into on December 5, 2002.

         Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes for the year ended December 31, 2003 increased by $720,000 or 8% to a loss of $9,260,000 as compared to a loss of $8,540,000 for the year ended December 31, 2002.

         Income Taxes. Income tax expense for the year ended December 31, 2003 increased by $60,000 to an expense of $30,000 as compared to a recovery of $30,000 for the year ended December 31, 2002.

         Loss from Continuing Operations. Loss from continuing operations for the year ended December 31, 2003 increased by $780,000 or 9% to a loss of $9,290,000 compared to a loss of $8,510,000 for the year ended December 31, 2002.

         Income (Loss) from Discontinued Operations. Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the year ended December 31, 2003 and 2002.

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

          There was no technology revenue for the year ended December 31, 2003, and $59,000 in 2002. The net income for the year ended December 31, 2003 was $13,000 compared to a net loss of $280,000 in 2002. On disposal, Njoyn had approximately $950,000 in assets consisting primarily of deferred development charges and approximately $30,000 in liabilities consisting primarily of capital lease obligations. The gain on disposal of $400,229 has been reflected in the Income (loss) from discontinued operations in 2002. No income taxes have been reflected on this disposition as the sale of the shares gives rise to a capital loss, the benefit of which, is more likely than not to be realized.

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

          As a result of these two transactions, we will not have future revenues from the training division and therefore the operations have been reported as discontinued.

          Training revenue for the year ended December 31, 2003 was $160,000 compared to $1,350,000 in 2002. The net loss from the training division for the year ended December 31, 2003 was $20,000 compared to $360,000 in 2002.

          Effective June 27, 2003, we signed an agreement with Brainhunter.com Ltd., an Ontario company, for the purchase of certain assets of our Toronto IT recruitment division for a nominal amount of cash and the assumption of all employee liabilities. The gain on disposal of $190,627 has been reflected in the Income (loss) from discontinued operations in 2003. Of the $190,627, $146,627 was received in cash on closing with the balance of $44,000 due in a promissory note payable by June 27, 2004. As a result of this transaction, we will not have future revenues from our IT recruitment division and therefore the operations have been reported as discontinued.

          IT recruitment revenue for the year ended December 31, 2003 was $1,460,000 compared to $12,780,000 in 2002. Net income from the IT recruitment division for the year ended December 31, 2003 was $75,000 compared to $505,000 in 2002.

         Net Loss Before Preferred Stock Dividends. Net loss before preferred stock dividends for the year ended December 31, 2003 increased by $880,000 or 11% to a net loss of $9,030,000 as compared to a net loss of $8,150,000 for the year ended December 31, 2002.

         Net Loss Applicable to Common Stock. Net loss applicable to common stock increased by $780,000 or 9% to $9,030,000 for the year ended December 31, 2003 compared to $8,250,000 for the year ended December 31, 2002. During the year ended December 31, 2002 we issued preferred stock dividends of $100,000.


THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

         Revenue. Revenue for the year ended December 31, 2002 decreased by $4,940,000 or 29%, to $12,280,000, as compared to $17,220,000 for the year ended
December 31, 2001. The decrease is primarily attributable to the reduction in sales staff as a result of our cost cutting initiatives undertaken in 2002.

         Cost of Services. The cost of services for the year ended December 31, 2002 decreased by $3,090,000, or 27%, to $8,330,000, as compared to $11,420,000 for the year ended December 31, 2001. The decrease in cost of services for the year ended December 31, 2002 is consistent with the decrease in revenue. The cost of services as a percentage of revenue increased from 66% for the year ended December 31, 2001 to 68% for the year ended December 31, 2002.

         Gross Profit. Gross profit for the year ended December 31, 2002 decreased by $1,850,000, or 32%, to $3,950,000 compared to $5,800,000 for the year ended December 31, 2001. As a percentage of revenue, gross profit decreased from 34% for the year ended December 31, 2001 to 32% for the year ended December 31, 2002. This decrease is largely a result of the decline in higher margin permanent placement services in the information technology division.

         Expenses. Expenses for the year ended December 31, 2002 decreased by $5,380,000, or 40%, to $7,960,000 compared to $13,340,000 for the year ended
December 31, 2001.

         Administrative Expenses. Administrative expenses decreased by $420,000 or 9% to $4,160,000 for the year ended December 31, 2002 compared to $4,580,000 for the year ended December 31, 2001. General administrative expenses including salaries and rent decreased as a result of restructuring and general cost cutting.

         Selling Expenses. Selling expenses for the year ended December 31, 2002 decreased by $870,000, or 28%, to $2,240,000 from $3,110,000 for the year ended December 31, 2001. This decrease is attributable to the considerable downsizing in sales staff and the decrease in commissions, as a result of the reduction in sales. In addition, in 2002 we eliminated certain advertising and promotional expenses.

         Financing Expenses. For the year ended December 31, 2002, financing expenses increased $530,000 or 79% to $1,200,000 from $670,000 for the year ended December 31, 2001. This increase is attributable to the expensing of approximately $770,000 for cash, shares and warrants issued to Tazbaz Holdings in consideration of a loan agreement whereby Tazbaz securitized our overdraft position with Bank One in the amount of $650,000.

        Depreciation and Amortization. For the year ended December 31, 2002, depreciation and amortization expenses decreased by $690,000, or 35%, to $1,290,000 from $1,980,000 for the year ended December 31, 2001. This decrease is primarily attributable to our adoption of Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under these statements, we are no longer required to amortize goodwill. Amortization of goodwill for the year ended December 31, 2001 amounted to $450,000.

         During 2002, we assessed the financial impact SFAS No. 141 and No. 142 will have on our consolidated Financial Statements and recorded a goodwill impairment of $1,380,259 as required based on our evaluation of carrying value and projected cash flows. In accordance with SFAS 121, we recorded a write down of goodwill of $3,001,391 in 2001.

         Debt Forgiveness. At December 31, 2002, the company recognized debt forgiveness of approximately $2,310,000 related to discounts received on the repayment of our line of credit with Bank One for a net discount of $935,000; repayment of long-term debt to the Business Development Bank of Canada for a net discount of $300,000; and, debt forgiveness on the restructuring of our notes payable totaling $1,075,000.

          0perating Loss from Continuing Operations. For the year ended December 31, 2002, losses from continuing operations decreased by $3,530,000 or 47% to a loss of $4,010,000 as compared to a loss of $7,540,000 for the year ended December 31, 2001.

         Loss on Investments. During the year ended December 31, 2002, we wrote down our investment in Conexys by $667,510 to a carrying value of $1. Of the total writedown, $102,309 occurred in TidalBeach Inc., which is now being reported as discontinued. During the year ended December 31, 2001, we wrote down our investments in Tillyard Management, SCM Dialtone, and Lifelogix of $130,242, $75,000 and $123,920 respectively.

         Interest Charges. For the year ended December 31, 2002, interest charges increased by $3,070,000, or 345%, to $3,960,000 from $890,000 for the year ended December 31, 2001. This increase is largely attributable to the interest expense of $2,900,000 on the beneficial conversion feature on the convertible debentures issued in December 2002.

         Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes for the year ended December 31, 2002 decreased by $220,000 or 3% to a loss of $8,540,000 as compared to a loss of $8,760,000 for the year ended December 31, 2001.

         Income Taxes. Income tax expense for the year ended December 31, 2002 decreased by $750,000 to a recovery of $30,000 in 2002 compared to an expense of $720,000 for the year ended December 31, 2001. The expense in 2001 was a write down of the deferred income tax asset.

         Loss from Continuing Operations. Loss from continuing operations for the year ended December 31, 2002 decreased by $970,000, or 10%, to a loss of $8,510,000 compared to a loss of $9,480,000 for the year ended December 31, 2001.

         Income (Loss) from Discontinued Operations. Operations of the technology, training and IT recruitment divisions for the years ended December 31, 2002 and 2001 have been reported as discontinued.

         Technology revenue for the year ended December 31, 2002 was $59,000 compared to $555,000 in 2001. The net loss for the year ended December 31, 2002 was $280,000 compared to $730,000 in 2001. Training revenue for the year ended December 31, 2002 was $1,350,000 compared to $3,190,000 in 2001. The net loss from the training division for the year ended December 31, 2002 was $360,000 compared to $390,000 in 2001. IT recruitment revenue for the year ended December 31, 2002 was $12,780,000 and $15,960,000 in 2001. Net income from the IT recruitment division for the year ended December 31, 2002 was $505,000 compared to $920,000 in 2001.

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

           Our facility with Morrison Financial Services Limited is a receivable discount facility whereby we are able to borrow up to 75% of qualifying receivables to a maximum of $3,000,000 at 30% interest per annum. At December 31, 2003, the balance on the receivable discount facility was approximately $1,130,000.

           During the year ended December 31, 2003, we sold $2,075,000 in convertible debentures along with 770,033,457 warrants pursuant to a financing arrangement entered into on December 5, 2002. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $2,075,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at purchase prices ranging from $.0175 to $.00075 per share. We are required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

           The proceeds of $2,075,000 were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $1,150,625. At December 31, 2003, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $6,865,928 which was credited to paid in capital and charged to earnings as interest expense.

         At December 31, 2003, we had cash of $480,000 and a working capital deficiency of $2,760,000. At December 31, 2003, we had a cash flow deficiency from operations of $170,000. At December 31, 2002, we had cash of $114,000 and a working capital deficiency of $3,720,000. At December 31, 2002, we had a cash flow deficiency from operations of $330,000. At December 31, 2001, we had cash of $480,000 and a working capital deficiency of $3,360,000. At December 31, 2001, we had a cash flow deficiency from operations of $200,000.

         At December 31, 2003, we had a cash flow deficiency from investing activities of $17,000 related to the purchase of capital assets of $163,000 which was partially offset by the proceeds on the disposal of the IT recruitment division of $146,000. At December 31, 2002, we had cash flow from investing activities of $1,142,000 primarily related to the proceeds on the disposal of Njoyn of $1,248,000 and other assets of $89,000 which was partially offset by the purchase of capital assets of $195,000. At December 31, 2001, we had a cash flow deficit from investing activities of $380,000 attributable primarily to the purchase of capital assets of $370,000.

         At December 31, 2003 we had cash flow from financing activities of $560,000 attributable primarily to proceeds of $2,165,000 from the sale of common stock, convertible debentures and warrants which was offset by a reduction in debt of $1,570,000 related to the Morrison Financial receivable discount facility and partial repayment of notes payable of $35,000. At December 31, 2002, we had a cash flow deficit from financing activities of $1,050,000 attributable primarily to the repayment of notes of $120,000, and long-term debt of $640,000 and reduction in bank indebtedness of $3,790,000 which was offset by an increase in long term debt of $2,600,000 and proceeds of $900,000 from the sale of convertible debentures. At December 31, 2001, we had cash flow from financing activities of $790,000 attributable primarily to proceeds from the issuance of common stock of $400,000, the issuance of preferred stock of $1,125,000 and the repayment of notes of $200,000, long-term debt of $505,000, dividend payable of $10,000 and bank debt of $20,000.

        At December 31, 2003 we had a loan balance of $260,000 with an individual, Terry Lyons. The loan is payable in twelve monthly payments of $21,613 which were to begin November 30, 2002 and bears interest at 30% per annum. This loan is subordinated to Morrison Financial Services Limited and no principal payments have been made.

         At December 31, 2003, we had approximately $30,000 outstanding on various capital leases with various payment terms and interest rates. The average balance on the terms of leases are 12 months and cover primarily the hardware and various software applications required to support our engineering division.

         At December 31, 2003, we had a note payable of $224,000 owed to Roger Walters, the former shareholder of CadCam Inc. Principal payments of $4,000 per month were to begin September 1, 2002 until August 1, 2007. This note is subordinated to Morrison Financial Services Limited and to the 12% Senior Secured Convertible Debenture holders. We have not made any principal payments to Mr. Walters since December 2002 and we are currently in default of the loan agreement. As a result of the default, the note is due on demand and now bears interest at 12% per annum until payment is made. We intend to make payments as cash becomes available.

         At December 31, 2003, we had a note payable of $636,000 owed to Denise Dunne-Fushi, the vendor of MicroTech Professionals Inc. Principal payments of $10,000 per month were to begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, we are obligated to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits until May 2004 and a vehicle lease until August 2004.

          The note is secured under a general security agreement but is subordinated to Morrison Financial Services Limited and to the 12% Senior Secured Convertible Debenture holders. We have not made scheduled principal payments to Ms. Dunne-Fushi since December 2002 and are currently in default of the note agreement. As a result of the default, Ms. Dunne-Fushi has the option of enforcing the security she holds. We intend to make payments as cash becomes available.

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



RECENT ACCOUNTING PRONOUNCEMENTS

       In April 2002, FASB issued SFAS No. 145, which, among other factors, changed the presentation of gains and losses on the extinguishments of debt. Any gain or loss on extinguishments of debt that does not meet the criteria in APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", shall be included in operating earnings and not presented separately as an extraordinary item. We adopted SFAS No. 145 at the beginning of fiscal year 2003 and the provisions of SFAS No. 145 did not have any impact on our financial position, results of operations or cash flows.

       In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No.146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue, or EITF, No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)". We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

        In January 2003, FASB issued SFAS No. 148, "Accounting for Stock -Based Compensation - Transition and Disclosures". This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement was effective for the December 31, 2002 financial statements.

        In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirement for most guarantees including loan guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

        In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created before January 31, 2003, in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not have any variable interest entities, and accordingly, adoption will not have a material effect on our financial position, results of operations or cash flows.

        In April 2003, FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003 with certain exceptions. The adoption of Statement No. 149 will not have a material effect on our financial position, results of operations or cash flows.

         In May 2003, FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The Statement specifies that certain instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This Statement is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, the Statement goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 30, 2003, entities should record the transition to Statement No. 150 by reporting the cumulative effect of a change in an accounting principle. Statement No. 150 prohibits entities from restating financial statements for earlier years presented. The adoption of Statement No. 150 will not have a material effect on our financial position, results of operations or cash flows.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable.

ITEM 8.  FINANCIAL STATEMENTS




                                 THINKPATH INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     AS OF DECEMBER 31, 2003, 2002 AND 2001
                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                        (AMOUNTS EXPRESSED IN US DOLLARS)

REPORT OF INDEPENDENT AUDITORS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THINKPATH INC.


We have audited the accompanying consolidated balance sheets of Thinkpath Inc. (incorporated in Ontario) as of December 31, 2003, 2002 and 2001 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thinkpath Inc. (formerly Thinkpath.com Inc.) as of December 31, 2003, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2003, 2002 and 2001 in conformity with generally accepted accounting principles in the United States of America.

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


Schwartz Levitsky Feldman LLP
Chartered Accountants

Toronto, Ontario
April 13, 2004

THINKPATH INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003, 2002, AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)

                                             2003         2002         2001
                                          ----------   ----------   ----------
ASSETS

CURRENT ASSETS
     Cash                                $   483,443  $   114,018   $  482,233
     Accounts receivable                   1,766,061    2,663,823    5,502,113
     Inventory                                  --           --         40,057
     Income taxes receivable                    --           --        431,817
     Prepaid expenses                        128,612      196,683      345,341
                                          ----------   ----------   ----------

                                           2,378,116    2,974,524    6,801,561

PROPERTY AND EQUIPMENT                     1,182,751    1,915,379    2,859,340

GOODWILL                                   3,748,732    3,748,732    5,128,991

INVESTMENT IN NON-RELATED COMPANIES           45,669       45,669    1,013,926

LONG-TERM RECEIVABLE                            --         53,924       83,450

OTHER ASSETS                                  53,321       49,303    1,287,710
                                          ----------   ----------   ----------

                                           7,408,589    8,787,531   17,174,978
                                          ==========   ==========   ==========

THINKPATH INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003, 2002, AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                       2003           2002            2001
                                                    -----------    -----------    -----------
LIABILITIES

CURRENT LIABILITIES
     Bank indebtedness                              $      --     $    209,776   $  5,039,171
     Receivable Discount Facility                     1,128,444      2,340,579           --
     Accounts payable                                 2,650,783      3,197,286      4,073,444
     Deferred revenue                                      --          163,609        365,023
     Current portion of long-term debt                  279,800        380,188        528,285
     Current portion of notes payable                   859,936        208,254        150,000
     12% Convertible Debenture                          215,558        192,950           --
                                                    -----------    -----------    -----------

                                                      5,134,521      6,692,642     10,155,923

DEFERRED INCOME TAXES                                      --             --          150,380

LONG-TERM DEBT                                           13,176         84,756        582,432

NOTES PAYABLE                                              --          686,703      2,340,000

LIABILITIES PAYABLE IN CAPITAL STOCK                       --             --          699,297
                                                    -----------    -----------    -----------

                                                      5,147,697      7,464,101     13,928,032
                                                    ===========    ===========    ===========
COMMITMENTS AND CONTINGENCIES (NOTE 22)

STOCKHOLDERS' EQUITY

CAPITAL STOCK                                        43,576,292     33,367,034     26,571,481

DEFICIT                                             (39,999,711)   (30,966,083)   (22,719,044)

ACCUMULATED OTHER COMPREHENSIVE LOSS                 (1,315,689)    (1,077,521)      (605,491)
                                                    -----------    -----------    -----------

                                                      2,260,892      1,323,430      3,246,946
                                                    -----------    -----------    -----------

                                                      7,408,589      8,787,531     17,174,978
                                                    ===========    ===========    ===========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

THINKPATH INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                            2003            2002           2001
                                                                       ------------    ------------    ------------
REVENUE                                                                $ 10,817,667    $ 12,283,828    $ 17,224,335

COST OF SERVICES                                                          7,344,114       8,334,682      11,421,847
                                                                       ------------    ------------    ------------

GROSS PROFIT                                                              3,473,553       3,949,146       5,802,488
                                                                       ------------    ------------    ------------

EXPENSES
     Administrative                                                       2,923,813       4,161,599       4,576,791
     Selling                                                              1,152,311       2,240,990       3,114,967
     Financing Expenses                                                        --         1,197,240         669,358
     Depreciation and amortization                                          665,143       1,290,651       1,981,863
     Write down goodwill                                                       --         1,380,259       3,001,391
     Debt Forgiveness                                                          --        (2,308,358)           --
                                                                       ------------    ------------    ------------
                                                                          4,741,267       7,962,381      13,344,370

OPERATING LOSS FROM CONTINUING OPERATIONS                                (1,267,714)     (4,013,235)     (7,541,882)

     Gain (Loss) on Investment                                                 --          (565,201)       (329,162)

LOSS FROM CONTINUING OPERATIONS
     BEFORE INTEREST CHARGES                                             (1,267,714)     (4,578,436)     (7,871,044)

     Interest Charges                                                     7,994,211       3,962,769         891,244
                                                                       ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                                 (9,261,925)     (8,541,205)     (8,762,288)

     Income Taxes (recovery)                                                 30,165         (32,637)        719,920
                                                                       ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                          (9,292,090)     (8,508,568)     (9,482,208)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
     (INCLUDING GAIN ON DISPOSAL)                                           258,462         361,916        (201,233)
                                                                       ------------    ------------    ------------

NET LOSS BEFORE PREFERRED STOCK DIVIDENDS                                (9,033,628)     (8,146,652)     (9,683,441)

PREFERRED STOCK DIVIDENDS                                                      --           100,387         728,740

NET LOSS APPLICABLE TO COMMON STOCK                                      (9,033,628)     (8,247,039)    (10,412,181)
                                                                       ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     OUTSTANDING BASIC AND FULLY DILUTED                                719,412,600      29,000,252      14,943,306
                                                                       ============    ============    ============

LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
     AVERAGE COMMON STOCK BEFORE PREFERRED
     DIVIDENDS BASIC AND FULLY DILUTED                                        (0.01)          (0.29)          (0.63)
                                                                       ============    ============    ============

LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
     AVERAGE COMMON STOCK AFTER PREFERRED
     DIVIDENDS BASIC AND FULLY DILUTED                                        (0.01)          (0.30)          (0.68)
                                                                       ============    ============    ============


                 The accompanying notes are an integral part of
                     these consolidated financial statements

THINKPATH INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                                                        ACCUMULATED
                                   COMMON STOCK           PREFERRED STOCK             CAPITAL                              OTHER
                                     NUMBER OF            NUMBER OF SHARES             STOCK             COMPREHENSIVE COMPREHENSIVE
                                      SHARES         A           B           C        AMOUNTS    DEFICIT      LOSS          LOSS
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance as of December 31, 2000      11,915,138       1,050         750         --   23,759,415 (12,306,862)               (653,547)
                                    =========== =========== =========== =========== =========== ===========             ===========
Net loss for the year
before preferred
stock dividends                             --          --          --          --               (9,683,441) (9,683,441)
                                                                                                            -----------
Other comprehensive income
(loss), net of tax:
   Foreign currency translation             --           --         --        --          --             --     209,506
   Adjustment to market value               --           --         --        --          --             --    (161,450)
                                                                                                            -----------
 Other comprehensive income                                                                                      48,056      48,056
                                                                                                            -----------
Comprehensive loss                                                                                           (9,635,385)
                                                                                                            ===========
Issuance of common stock for cash       525,000         --          --          --      400,000         --
Issuance of preferred stock                 --          --          --        1,230   1,230,000         --
Reduction in common stock payable       596,667         --          --          --      709,005         --
Dividend on preferred stock                 --          --          --          --      414,848    (444,647)
Conversion of preferred stock to
common stock                          3,864,634    (1,050)    (750)    (285)    --           --         --
Beneficial conversion on
Issuance of preferred stock                 --          --          --          --      284,093    (284,093)
Options exercised                        22,122         --          --          --            1         --
Debt settled through the issuance
of common stock                          93,883         --          --          --       44,125         --
Common stock and warrants issued
in consideration of services            714,267         --          --          --      519,994         --
Allowance for deferred taxes
Recoverable on issue expenses               --          --          --          --     (790,000)
                                    ----------- ----------- ----------- ----------- ----------- -----------             -----------
Balance as of December 31, 2001      17,731,711         --          --          945  26,571,481 (22,719,044)               (605,491)
                                    =========== =========== =========== =========== =========== ===========             ===========
Net loss for the year
before preferred
stock dividends                             --          --         --        --          --      (8,146,652) (8,146,652)
                                                                                                            -----------
Other comprehensive income
(loss), net of tax:
   Foreign currency translation             --          --          --       --             --          --     (171,283)
   Adjustment to market value               --          --          --       --             --          --     (300,747)
                                                                                                            -----------
 Other comprehensive income (loss)                                                                             (472,030)   (472,030)
                                                                                                            -----------
Comprehensive loss                                                                                           (8,618,682)
                                                                                                            ===========
Reduction in common stock payable     8,387,840         --          --          --    1,098,955         --

Dividend on preferred stock                 --          --          --          --       67,530     (67,530)
Conversion of preferred stock to
common stock                         23,278,448         --          --         (945)        --          --
Beneficial conversion on
issuance of preferred stock                 --          --          --          --       32,857     (32,857)
Debt settled through the issuance
of common stock                       2,982,018         --          --          --      434,348         --

Common stock and warrants issued
in consideration of services         13,878,026         --          --          --    1,556,485         --
Warrants issued for cash                    --          --          --          --      707,050         --
Beneficial conversion on issuance
of convertible debt                         --          --          --          --    2,898,328         --
                                    ----------- ----------- ----------- ----------- ----------- -----------             -----------
Balance as of December 31, 2002      66,258,043         --          --          --   33,367,034 (30,966,083)             (1,077,521)
                                    =========== =========== =========== =========== =========== ===========             ===========
Net loss for the year                       --          --          --          --          --   (9,033,628) (9,033,628)
                                                                                                            -----------
Other comprehensive income
(loss), net of tax:
   Foreign currency translation             --          --          --          --          --          --     (238,168)
   Adjustment to market value               --          --          --          --          --          --           --
                                                                                                            -----------
 Other comprehensive income (loss)                                                                            (238,168)    (238,168)
                                                                                                            -----------
Comprehensive loss                                                                                          (9,271,796)
                                                                                                            ===========
Conversion of 12% senior secured
convertible debenture             2,368,413,224         --          --          --      901,891         --
Interest on 12% senior secured
convertible debenture               153,405,397         --          --          --      142,875         --
Debt settled through the issuance
of common stock                      16,997,854         --          --          --      449,333         --
Common stock and warrants issued
in consideration of services         10,980,000         --          --          --      226,500         --
Warrants issued for cash            121,184,669         --          --          --    1,241,514         --
Beneficial conversion on issuance
of convertible debt                         --          --          --          --    7,247,145         --
                                    ----------- ----------- ----------- ----------- ----------- -----------             -----------
Balance as of December 31, 2003   2,737,239,187         --          --          --   43,576,292 (39,999,711)             (1,315,689)
                                    =========== =========== =========== =========== =========== ===========             ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

THINKPATH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                        2003         2002          2001
                                                                     ----------    ----------    ----------
Cash flows from operating activities
    Net loss before preferred stock dividends                       $(9,033,628)  $(8,146,652)  $(9,683,441)
                                                                     ----------    ----------    ----------
    Adjustments to reconcile net loss to net
     cash (used in) provided by
     operating activities:
    Amortization                                                        716,781     1,291,233     2,469,638
    Loss on disposition                                                 167,802       149,251          --
    Amortization of beneficial conversion (included in interest)      7,247,145     2,898,328          --
    Interest on 12% senior secured convertible debentures               142,875          --            --
    Write down of long-term investment                                     --         667,511       344,279
    Write down of goodwill                                                 --       1,380,259     3,001,391
    Decrease in accounts receivable                                   1,000,368     2,914,575     2,045,045
    Decrease (increase) in prepaid expenses                              72,115       159,093       (21,660)
    Increase (decrease) in accounts payable                            (831,697)     (837,634)      416,109
    Decrease (increase) in deferred income taxes                           --        (150,380)      993,806
    Decrease in inventory                                                  --          38,784        53,144
    Decrease in long-term receivable                                     57,775          --            --
    Increase (decrease) in deferred revenue                            (163,754)      (99,942)      147,077
    Increase in income taxes payable                                       --         428,885         2,459
    Common stock and warrants issued for services                       226,500     1,556,485       519,994
    Accounts payable settled with common stock                          449,333       434,348       (88,152)
    Long-term investment received for services                             --            --        (206,072)
    Debt forgiveness                                                    (30,565)   (2,308,358)     (190,629)
    Expenses on debt forgiveness                                           --        (210,000)         --
    Gain on disposal of subsidiary                                         --        (497,579)         --
    Gain on disposal of IT Recruitment division assets                 (190,627)         --            --
                                                                     ----------    ----------    ----------

    Net cash used in operating activities                              (169,577)     (331,793)     (197,012)
                                                                     ----------    ----------    ----------

Cash flows from investing activities
    Purchase of capital assets                                         (163,549)     (194,866)     (368,260)
    Disposal (purchase) of other assets                                    --          16,156       (15,353)
    Proceeds on sale of fixed assets                                       --          72,892          --
    Proceeds on disposal of subsidiary                                     --       1,247,894          --
    Proceeds on disposal of IT Recruitment division assets              146,406          --            --
                                                                     ----------    ----------    ----------

    Net cash provided from (used in) investing activities               (17,143)    1,142,076      (383,613)
                                                                     ----------    ----------    ----------

Cash flows from financing activities
    Repayment of notes payable                                          (35,021)     (119,027)     (197,437)
    Repayment of long-term debt                                      (1,573,697)     (643,896)     (505,651)
    Dividend payable                                                       --            --         (12,560)
    Cash received on long-term debt                                        --       2,599,929          --
    Proceeds from issuance of common stock                               90,889          --         400,000
    Proceeds from issuance of preferred stock                              --            --       1,125,000
    Proceeds from issuance of debentures and warrants                 2,075,000       900,000          --
    Decrease in bank indebtedness                                          --      (3,786,107)      (22,239)
                                                                     ----------    ----------    ----------

    Net cash provided by (used in) financing activities                 557,171    (1,049,101)      787,113
                                                                     ----------    ----------    ----------

Effect of foreign currency exchange rate changes                         (1,026)     (129,397)      275,745
                                                                     ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents                    369,425      (368,215)      482,233
Cash and cash equivalents
    Beginning of year                                                   114,018       482,233          --
                                                                     ----------    ----------    ----------
    End of year                                                         483,443       114,018       482,233
                                                                     ==========    ==========    ==========

SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                       788,260     1,052,108       340,000
                                                                     ==========    ==========    ==========
    Income taxes paid                                                    29,720        19,237        38,000
                                                                     ==========    ==========    ==========

SUPPLEMENTAL NON-CASH ITEMS:
    Preferred stock dividend                                               --         100,387       728,740
    Common shares issued for liabilities                                449,333     1,556,485        44,125
    Reduction in notes payable                                             --       1,197,942          --
                                                                     ==========    ==========    ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)


1. MANAGEMENT'S INTENTIONS AND GOING CONCERN

     Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant operating losses, working capital deficiencies, and violation of certain loan covenants. At December 31, 2003, the Company had a working capital deficiency of $2,756,405, a deficit of $39,999,711 and has suffered recurring losses from operations.

     With insufficient working capital from operations, the Company's primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of equity securities. At December 31, 2003, the balance on the receivable discount facility was approximately $1,130,000. The company is currently within margin of its receivable discount facility with Morrison Financial Services Limited based on 75% of qualifying accounts receivable.

     During the year ended December 31, 2003, the company closed $2,075,000 in 12% senior secured convertible debentures pursuant to a financing arrangement entered into on December 5, 2002. The funds were used for various debt settlements and critical payables.

     As at April 13, 2004, management's plans to mitigate and alleviate these adverse conditions and events include:

     a) Commitment from investors for additional convertible debentures of up to $650,000 to be used for working capital. Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs and will permit payments to certain vendors and interest payments on debt.

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)



    b) Change of Name

     On June 6, 2001, the company changed its name from Thinkpath.com Inc. to Thinkpath Inc.


    c) Principal Business Activities

     Thinkpath Inc. is an engineering services company which, along with its wholly-owned subsidiaries Thinkpath US Inc. (formerly Cad Cam Inc.), Thinkpath Michigan Inc. (formerly Cad Cam of Michigan Inc.), Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.), provides engineering, design, technical publications and staffing, services to enhance the resource performance of clients. In addition, the company owns the following companies which are currently inactive: Systemsearch Consulting Services Inc., International Career Specialists Ltd., Microtech Professionals Inc., E-Wink Inc. (80%), Thinkpath Training Inc. (formerly ObjectArts Inc.), Thinkpath Training US Inc. (formerly ObjectArts US Inc.) and TidalBeach Inc. In 2002, the company sold Njoyn Software Incorporated, a wholly-owned subsidiary.

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

    f) Other Financial Instruments

     The carrying amounts of the company's other financial instruments approximate fair values because of the short maturity of these instruments or the current nature of interest rates borne by these instruments.

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)


    j) Inventory

     Inventory is valued at the lower of cost and the net realizable value.

     k) Revenue

     1) The company provides the services of engineering staff on a project basis. The services provided are defined by guidelines to be accomplished by clearly defined milestones and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery has occurred, the fee is fixed or determinable and collection reasonably assured.

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

     Thinkpath completed SFAS No.142 impairment test and concluded that there was no impairment of recorded goodwill, as the fair value of its reporting units exceeded their carrying amount.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)


    m) Income Taxes

     The company accounts for income tax under the provision of SFAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

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


   n)  Foreign Currency

     The company is a foreign private issuer and maintains its books and records in Canadian dollars (the functional currency). The financial statements are converted to US dollars as the company has elected to report in US dollars consistent with Regulation S-X, Rule 3-20. The translation method used is the current rate method which is the method mandated by FAS 52 where the functional currency is the foreign currency. Under the current method all assets and liabilities are translated at the current rate, stockholders' equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

     Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in accumulated other comprehensive income. Gains and losses on foreign currency transactions are included in financial expenses.


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

    p) Long-Lived Assets

     On January 1, 1996, the company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have reflected the impairment.

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)


    r) Accounting for Stock-Based Compensation

     In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules continued in Accounting Principles Board Option No. 25, Accounting for stock issued to employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 31, 1995. The company has adopted the disclosure provisions of SFAS No. 123. SFAS No. 123 was amended by SFAS No. 148 which requires more prominent disclosure of stock based compensation.

    s) Computer software costs

     Prior to the sale of its wholly-owned subsidiary Njoyn Software Incorporated, the company accounted for the cost of developing computer software. The company recorded these costs as research and development expenses until the technological feasibility of the product had been established at which time the costs were deferred. At the end of each year, the company compared the unamortized costs represented by deferred development costs in Other Assets to the net realizable value of the product to determine if a reduction in carrying value is warranted. The software developed for own use which may be sold as a separate product is the Njoyn software and during development, the company decided to market the software and therefore for the costs incurred after technological feasibility was reached has been treated as Deferred Development costs and the amount evaluated on an annual basis to determine if a reduction in carrying value is warranted. On March 8, 2002, Thinkpath sold all of its shares in Njoyn Software Incorporated.

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

    u) Recent Pronouncements

     In April 2002, FASB issued SFAS No. 145, which, among other factors, changed the presentation of gains and losses on the extinguishments of debt. Any gain or loss on extinguishments of debt that does not meet the criteria in APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", shall be included in operating earnings and not presented separately as an extraordinary item. The new standard is effective for companies with fiscal years beginning after May 15, 2002. However, the company has elected to adopt the standard as the debt restructuring gain in the current period, as permitted by SFAS No. 145.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No.146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue, or EITF, No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)". The company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

     In January 2003, FASB issued SFAS No. 148, Accounting for Stock -Based Compensation - Transition and Disclosures. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this Statement was effective for the December 31, 2002 financial statements. The interim reporting disclosure requirements was effective for the March 31, 2003 financial statements.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)


     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirement for most guarantees including loan guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on the Company.

     In April 2003, FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003 with certain exceptions. The Company does not believe that the adoption of Statement No. 149 will have a material effect on the Company.

     In May 2003, FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The Statement specifies that certain instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This Statement is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, the Statement goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 30, 2003, entities should record the transition to Statement No. 150 by reporting the cumulative effect of a change in an accounting principle. Statement No. 150 prohibits entities from restating financial statements for earlier years presented. The Company does not believe that the adoption of Statement No. 150 will have a material effect on the Company.


    v) Advertising Costs

     Advertising costs are expensed as incurred.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)

3. STOCK OPTION PLANS
                                                               OPTIONS        WEIGHTED
                                                                               AVERAGE
                                                                              EXERCISE
                                                                                 PRICE
                                                                --------     ---------
    a) Options outstanding at January 1, 2001                  1,419,617          2.21

       Options granted to key employees and directors             35,000           .68
       Options granted to consultant                              50,000           .70
       Options exercised during the year                         (22,125)          .01
       Options forfeited during the year                        (257,500)         3.21
       Options expired during the year                                -
                                                               ---------
       Options outstanding at December 31, 2001                1,224,992

       Options forfeited during the year                        (114,500)         3.22
                                                               ---------
       Options outstanding at December 31, 2002                1,110,492
                                                               =========
       Options forfeited during the year                         (13,000)         3.19
                                                               ---------
       Options outstanding at December 31, 2003                1,097,492
                                                               =========

       Options exercisable December 31, 2001                   1,059,659          1.75
       Options exercisable December 31, 2002                   1,065,992          1.83
       Options exercisable December 31, 2003                   1,097,492          1.90
       Options available for future grant December 31, 2001      261,500
       Options available for future grant December 31, 2002    6,614,500
       Options available for future grant December 31, 2003   20,013,000


    b) Range of Exercise Prices at December 31, 2003

                     Outstanding     Weighted          Options        Options     Weighted
                       Options       Average         Outstanding    exercisable    Average
                                    Remaining          Average                    Exercise
                                      Life          Exercise Price                 Price

      $2.10 - $3.25     552,492      1.61 years          $2.81          552,492      $2.79
      $1 and under      545,000      2.06 years          $0.75          545,000      $0.75



THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)


     c) Pro-forma net income

         At December 31, 2003, the company has five stock-based employee compensation plans, which are described more fully in Note 13(f). The company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation. SFAS No.123 was amended by SFAS No. 148 which requires more prominent disclosure of stock based compensation.

                                                  2003           2002           2001
                                               -----------   -----------     ----------
         Net loss, as reported                 (9,033,628)    (8,146,652)    (9,683,441)
         Deduct:  Total stock-based
         employee compensation expense
         determined under fair value
         based method for all awards,
         net of related tax effects              (101,581)      (292,552)      (445,120)
                                              -----------    -----------    -----------
         Pro forma net loss                    (9,135,209)    (8,439,204)   (10,128,561)
                                              ===========    ===========    ===========

         Net loss, after preferred share
         dividends                             (9,033,628)    (8,247,039)   (10,412,181)
         Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method for all
         awards, net of related tax effects      (101,581)      (292,552)      (445,120)
                                              -----------    -----------    -----------
         Pro forma net loss after
         preferred share dividends             (9,135,209)    (8,539,591)   (10,857,301)
                                              ===========    ===========    ===========
         Earnings per share:
         Basic and fully diluted
         loss per share, as reported                (0.01)         (0.28)         (0.65)
                                              ===========    ===========    ===========
         pro forma loss per share                   (0.01)         (0.29)         (0.68)
                                              ===========    ===========    ===========

         loss per share, after preferred
         dividends                                  (0.01)         (0.28)         (0.70)
                                              ===========    ===========    ===========
         pro forma loss per share,
         after preferred dividends                  (0.01)         (0.29)         (0.73)
                                              ===========    ===========    ===========

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

       There were no option grants in the year ended December 31, 2002. There were no option grants in the year ended December 31, 2003.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2003, 2002 AND 2001
(AMOUNTS EXPRESSED IN US DOLLARS)


4. ACCOUNTS RECEIVABLE

                                                    2003           2002          2001
                                                -----------    -----------    -----------
        Accounts receivable                     $ 1,952,908    $ 2,900,616    $ 6,079,676
        Less: Allowance for doubtful accounts      (186,847)      (236,793)      (577,563)
                                                -----------    -----------    -----------
                                                  1,766,061      2,663,823      5,502,113
                                                ===========    ===========    ===========

                                                    2003         2002        2001
                                                 ---------    ---------    ---------
        Allowance for doubtful accounts
        Balance, beginning of period             $ 236,793    $ 577,563    $ 458,833
        Provision                                   44,359     (292,764)     118,730
        Recoveries                                 (94,305)     (48,006)        --
                                                 ---------    ---------    ---------
        Balance, end of year                       186,847      236,793      577,563
                                                 =========    =========    =========



5. PROPERTY AND EQUIPMENT

                                                      2003                     2002         2001
                                     ------------------------------------   ----------    ---------
                                                  Accumulated
                                        Cost     Amortization     Net          Net           Net
                                     ----------   ----------   ----------   ----------   ----------
        Furniture and equipment      $  506,404   $  343,860   $  162,544   $  255,118   $  344,693
        Computer equipment
             and software             5,347,713    4,333,173    1,014,540    1,593,937    2,322,887
        Leasehold improvements           90,988       85,321        5,667       66,324      191,760
                                     ----------   ----------   ----------   ----------   ----------

                                      5,945,105    4,762,354    1,182,751    1,915,379    2,859,340
                                     ==========   ==========   ==========   ==========   ==========

        Assets under capital lease      437,414      411,950       25,464      326,365      474,485
                                     ==========   ==========   ==========   ==========   ==========

         Amortization of property and equipment for the year ended December 31, 2003 amounted to $716,781 including amortization of assets under capital lease of $67,875.

         Amortization of property and equipment for the year ended December 31, 2002 amounted to $973,347 including amortization of assets under capital lease of $110,763.

         Amortization for the year ended December 31, 2001 amounted to $1,504,692 including amortization of assets under capital lease of $146,217.





                                      F-15
PAGE>


6. INVESTMENT IN NON-RELATED COMPANIES

       Investment in non-related companies are represented by the following:

                               2003               2002               2001
                             --------          ----------         ----------
        Conexys              $      1           $       1           $667,511
        Digital Cement         45,668              45,668            346,415
                             --------          ----------         ----------
        Total                $ 45,669           $  45,669         $1,013,926
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

    ii) Digital Cement

     During fiscal 2000, the company acquired 1,125,000 shares of Digital Cement, representing approximately 4% of that company's shares in consideration of the co- licensing of SecondWave, software developed by TidalBeach Inc., a wholly-owned subsidiary of Thinkpath Inc. The value of these shares was determined to be approximately $507,865 based on a offer to a third party to purchase shares in the company at a price of $0.50 per share. During 2001, the fair value was adjusted to $346,415 with a charge of $161,450 to comprehensive income. During 2002, the fair value was adjusted to $45,668 with a charge of $300,747 to comprehensive income.

     During 2003, the company collected a long-term receivable in the amount of $53,924, owed by Digital Cement.

    iii) Lifelogix

     During 2000, the company acquired a twenty percent interest in LifeLogix in consideration of The source code for Secondwave, the software which supports LifeLogix's human stress and emotions management systems. The value of these shares was approximately $142,715. This investment has been accounted for on the cost basis as the company does not have the ability to exercise significant influence over LifeLogix as the majority ownership of the investee is concentrated among a small group of shareholders who operate Lifelogix without regard to the views of the company and the company has been unable to obtain quarterly information. This investment was written off in 2001.

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

7. GOODWILL

     Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                   2003                                 2002         2001
                                 -------------------------------------------------   ----------    ---------
                                                           Accumulated
                                              Accumulated   Impairment
                                    Cost     Amortization     Losses        Net          Net         Net
                                 ----------   ----------   ----------   ----------   ----------   ----------
       IT Recruitment            $  448,634   $  303,337   $  145,297   $     --     $     --     $  145,297
         (Systemsearch
          Consulting Services)

       Technical Publications
          & Engineering           5,518,858      535,164    1,234,962    3,748,732    3,748,732    4,983,694
         (CadCam Inc.)
                                 ----------   ----------   ----------   ----------   ----------   ----------
                                  5,967,492      838,501    1,380,259    3,748,732    3,748,732    5,128,991
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

         At December 31, 2003, the company performed its annual impairment test for goodwill and determined that no adjustment to the carrying value of goodwill was needed.

         On an ongoing basis, absent any impairment indicators, the company expects to perform a goodwill impairment test as of the end of the fourth quarter of every year.

         The following table presents the impact of adopting SFAS No. 142 on net loss and net loss per share had the standard been in effect for the year ended December 31, 2001.

                                                                                          2001
                                                                                      -----------
              Reported loss from continuing operations                                 (9,482,208)

              Adjustments:
                Amortization of goodwill                                                  454,908
                                                                                      -----------

              Adjusted loss from continuing operations                                 (9,027,300)
                                                                                      ===========

              Reported loss from continuing operations, before preferred dividends,
              (0.63) basic and fully diluted loss per common share

              Impact of amortization of goodwill                                             0.03
                                                                                      -----------
              Adjusted loss from continuing operations, before preferred
              dividends, basic and fully diluted loss per common share                      (0.60)
                                                                                      ===========


              Reported loss from continuing operations after preferred dividends      (10,210,948)

              Adjustments:
                Amortization of goodwill                                                  454,908
                                                                                      -----------
              Adjusted loss from continuing operations after preferred dividends       (9,756,040)

                                                                                      ===========
              Reported loss from continuing operations, after preferred dividends, basic and fully diluted loss per common share (0.68)

              Impact of amortization of goodwill                                             0.03
                                                                                      -----------
              Adjusted loss from continuing operations, after preferred                     (0.65)
              dividends, basic and fully diluted loss per common share                ===========


         In accordance with the requirements of SFAS 121 and SFAS 142, the impairment of goodwill has resulted in the writedown of the following amounts;

                                                                    2002              2001
                                                                  --------         ---------
         Systemsearch Consulting Services                          145,297           238,673
         CadCam Inc.                                             1,234,962                --
         MicroTech Professionals Inc.                                   --         2,762,718
         International Career Specialists                               --                --
         E-Wink Inc.                                                    --                --
                                                                 ---------        ----------
                                                                 1,380,259         3,001,391
                                                                 =========        ==========

       Systemsearch Consulting Services Inc., MicroTech Professionals Inc., International Career Specialists and E-Wink Inc. are inactive companies.

8. OTHER ASSETS

                                                        2003           2002           2001
                                                      --------      ---------      ---------
            Deferred development cost                 $     --      $      --      $ 993,765
            Deferred contracts                              --             --        250,000
            Cash surrender value of life insurance      53,321         49,303         43,945
                                                      --------      ---------      ---------
                                                        53,321         49,303      1,287,710
                                                      ========      =========      =========

       Amortization of other assets for the year ended December 31, 2003 amounted to nil. Amortization for the year ended December 31, 2002 amounted to $317,886 and $510,038 for year ended December 31, 2001.

9. BANK INDEBTEDNESS

    i) December 31, 2003

     At December 31, 2003, the company had a receivable discount facility in the amount of $1,130,000 with Morrison Financial Services Limited which allowed the company to borrow up to 75% of the value of qualified accounts receivables to a maximum of $3,000,000, bearing interest at 30% per annum.

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

10. CONVERTIBLE DEBENTURE

      Pursuant to a share purchase agreement dated December 5, 2002, the Company entered into an agreement (the "12% Senior Secured Convertible Debenture Agreement"), with a syndicate of investors for debentures of up to $3,000,000. The first debenture of $800,000 was purchased together with 50,285,714 warrants on closing. The debenture will become due twelve months from the date of issuance. The investors will have the right to acquire up to $800,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until December 5, 2009 at a purchase price of $.0175 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On June 30, 2003 and July 22, 2003, 12,571,428 of these warrants were repriced from $.0175 to $.00137 per share. On October 14, 2003, 12,571,428 of these warrants were repriced from $.00137 to $.00075 per share.

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

      During the year ended December 31, 2003, the company sold an additional $2,075,000 in convertible debentures along with 770,033,457 warrants. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $2,075,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at purchase prices ranging from $.0175 to $.00075 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

      The proceeds of $2,075,000 received by the company were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $1,150,625.

      At December 31, 2003, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $6,865,928 which was credited to paid in capital and charged to earnings as interest expense.

11.  LONG-TERM DEBT

i) December 31, 2003

      At December 31, 2003, the company had a loan balance of $259,356 with Terry Lyons and no principal payments had been made.


ii) December 31, 2002

      At December 31, 2002, the Company had a loan balance of $31,397 with the Business Development Bank of Canada. The loan was assigned to the Company when it combined with TidalBeach Inc. in November 2000. The loan was secured by a general security agreement with monthly payments of $950.00 and bears interest at 12.5%.

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

      In May 2002, the company secured a loan of $259,356 from an individual, Terry Lyons which was secured by the company's IRS refund. The company paid a placement fee of 10% to Mr. Lyons. Although the company received its IRS refund in July 2002, Mr. Lyons agreed to an extension of the loan until October 31, 2003. The loan was payable in twelve monthly payments of $21,613 beginning November 30, 2002 and bears interest at 30% per annum. This loan is subordinated to Morrison Financial Services Limited and no principal payments have been made.


iii) December 31, 2001
      At December 31, 2001, the Company had $419,079 in subordinated debt outstanding to the Business Development Bank of Canada.

                                                                                     2003         2002         2001
                                                                                  ----------   ----------   ----------
   a) Included therein:

        A loan with Business Development Bank of Canada ("BDC") secured by a general security agreement at the bank's floating base rate plus a variance of 6% per year on the principal outstanding. On July 17, 2003, the Company settled the loan amount of approximately $38,000 including accrued interest for a one-time payment of $10,000. The discount amount of approximately $30,565 was recognized as debt forgiveness and
        included in discontinued operations.                                      $     --     $   31,397   $  419,079

        A loan with T. Lyons payable in monthly
        payments of $21,613 which were to begin November 30, 2002                    259,356      259,356         --
        and bearing interest at 30% per annum. This loan is subordinated to
        Morrison Financial Services Limited and no principal payments have been made

        A loan with Bank One payable in 19 remaining monthly payments of
        $13,889 plus interest based on prime
        This loan was paid in full on March 31, 2002                                    --           --        263,889

        Various capital leases with various payment terms and
        interest rates                                                                33,620      174,191      427,749
                                                                                  ----------   ----------   ----------
                                                                                     292,976      464,944    1,110,717
        Less: current portion                                                        279,800      380,188      528,285
                                                                                  ----------   ----------   ----------
                                                                                  $   13,176   $   84,756   $  582,432
                                                                                  ==========   ==========   ==========

     b) Future principal payments obligations as at December 31, 2003, were as follows:

                2004                        279,800
                2005                         13,176
                2006                             --
                2007                             --
                2008                             --
                                          ----------
                                          $ 292,976
                                          ==========

     c) Interest expense related to long-term debt was $119,339 for the year ended December 31, 2003. Interest expense related to long-term debt was $138,240 for the year ended December 31, 2002 ($99,651 in 2001).


   12.  NOTES PAYABLE

      a) On August 1, 2002, the company restructured its note payable to Roger Walters, reducing the principal from $675,000 to $240,000 in consideration of the issuance of 1,000,000 shares of its common stock. Principal payments of $4,000 were to be made monthly starting September 1, 2002 until August 1, 2007. This loan is non-interest bearing.

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

         Old debt
            Principal balance                                   $ 675,000
            Accrued interest                                          --
                                                                ---------

            Carrying value                                        675,000

            Common stock issued (2,631,185 shares at $0.0942)    (247,858)
            Principle balance of new debt                        (240,000)
            Interest (payable through maturity)                        --
                                                                ---------
            Gain on restructured debt                           $ 187,142
                                                                =========

         All future cash payments under the modified terms will be accounted for as reductions of note payable and no interest expense will be recognized for any period between the closing date and the maturity date.

         The note is subordinated to Morrison Financial Services Limited and to the 12% Senior Secured Convertible Debenture holders. The company has not made any principal payments to Mr. Walters since December 2002 and is currently in default of the loan agreement. As a result of the default, the principal balance bears interest at 12% per annum until payment is made and the note is due on demand. The entire note payable has been reclassified as current. The company intends to make payments as cash becomes available.

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

         Old debt
            Principal balance                                 $ 1,740,536
            Accrued interest                                          --
            Capital stock payable                                225,000
                                                              ----------
            Carrying value                                     1,965,536

            Common stock issued (4,000,000 shares at $0.0942)   (376,800)
            Principle balance of new debt                       (600,000)
            Interest, insurance and vehicle lease costs          (98,987)
                                                              ----------
            Gain on restructured debt                         $  889,749
                                                              ==========


         All future cash payments under the modified terms will be accounted for as reductions of note payable and no interest, insurance or vehicle expense will be recognized for any period between the closing date and the maturity date.

         The note is secured under a general security agreement but is subordinated to Morrison Financial Services Limited and to the 12% Senior Secured Convertible Debenture holders. The company has not made any principal payments to Ms. Dunne-Fushi since December 2002 and is currently in default of the loan agreement. As a result of the default, Ms. Dunne-Fushi has the option of enforcing the security she holds and therefore the entire note payable has been reclassified as current. The company intends to make further payments as cash becomes available.

                                               2003            2002            2001
                                             ---------      ---------      ----------
         Note Payable to Roger Walters       $ 224,000      $ 224,000      $  750,000
         Note Payable to Denise Dunne          635,936        670,957       1,740,000
                                             ---------      ---------      ----------
                                               859,936        894,957       2,490,000
         Less: current portion                 859,936        208,254         150,000
                                             ---------      ---------      ----------
                                                    --       $686,703      $2,340,000
                                             =========      =========      ==========

13. CAPITAL STOCK

       a)  Authorized

         Unlimited   Common stock, no par value (100,000,000 at December 31,
         1,000,000   2002) Preferred stock, issuable in series, rights to be
                     determined by the Board of Directors

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

        On October 2, 2003, the company amended its Articles of Incorporation to increase its authorized common stock from 800,000,000 to an unlimited number of shares.

        During the year ended December 31, 2003, the company issued 16,997,854 shares of its common stock in settlement of various accounts payable and liabilities in the amount of $449,333. This amount includes 12,427,535 shares of common stock, no par value per share, issued and registered on January 28, 2003 to Declan A. French, the company's Chief Executive Officer, pursuant to an amendment to his employment agreement. Also included are 2,423,744 shares of common stock, no par value per share, issued to an employee as a signing bonus pursuant to his employment agreement. The company also issued 2,146,575 shares to Vantage Point Capital, an investor relations firm, in settlement of accounts payable.

        During the year ended December 31, 2003, the company issued 10,980,000 shares of its common stock and warrants as payment for a variety of services in the amount of $226,500. This includes 4,000,000 shares of common stock, no par value per share, issued to Rainery Barba pursuant to a consulting agreement with the company dated February 7, 2003 for provision of legal and advisory services for a period of one year. Also included, are 4,200,000 shares of common stock, no par value per share issued to Dailyfinancial.com Inc. pursuant to a consulting agreement with the company dated February 7, 2003 for the provision of corporate consulting services in connection with mergers and acquisitions, corporate finance and other financial services. The company also issued 2,780,000 shares and warrants to various parties in consideration of financial services rendered.

        During the year ended December 31, 2003 the company issued 121,184,669 shares of its common stock to the 12% Senior Secured Convertible Debenture Holders on the exercise of warrants.

        During the year ended December 31, 2003, the company issued 2,521,818,621 shares of its common stock upon the conversion of 12% Senior Secured Convertible Debentures in the amount of $2,309,712.

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

        During the year ended December 31, 2002, the Company issued 23,278,448 shares of its common stock on the conversion of 945 Series C preferred stock. The Company paid dividends of $100,387 on the conversions. As of December 31, 2003, there were no Series C preferred stock outstanding.

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

        During the year ended December 31, 2001, the Company issued 723,436 warrants to the Series C Preferred Stock investors of which 663,484 have a strike price of $0.54 and expire on April 18, 2005. The balance of 59,952 have a strike price of $0.63 and expire on June 8, 2005. As of December 31, 2003, all 723,436 warrants issued in connection with the purchase of the Series C Preferred Stock remain outstanding and none have been exercised.

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

        On October 1, 2002, the company entered into consulting agreements with a group of seven consultants with expertise in restructuring, financing, legal and management services for one-year terms to assist the company with its restructuring and refinancing efforts. In consideration for such services the company issued 10,600,000 warrants which are exercisable at any time and in any amount until September 30, 2003 at a purchase price of $.025 per share. As of December 31, 2003, 7,200,000 warrants had been exercised with net proceeds of $192,500.

        On December 5, 2002, the company issued 50,285,714 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount until December 5, 2009 at a purchase price of $.0175 per share. On June 30, 2003 and July 22, 2003, 12,571,428 of these warrants were repriced from $.0175 to $.00137 per share. On October 14, 2003, 12,571,428 of these warrants were repriced from $.00137 to $.00075 per share.

        Pursuant to the December 18, 2002 convertible debenture, the company issued 5,625,000 warrants to Tazbaz Holdings Limited, which are exercisable at any time and in any amount until December 18, 2009 also at a purchase price of $0.175 per share.

        During the year ended December 31, 2003, the company issued 770,033,457 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at purchase prices ranging from $.0175 to $.00075 per share. On June 30, 2003, 45,714,286 of these warrants were repriced from $.0175 to $.00875 per share. October 14, 2003, 314,576,307 of these warrants were repriced from $.00137 to $.00075 per share.

       f) Stock Options

        In June 2001, the directors approved the adoption of the 2001 Stock Option Plan. Each of the plans provides for the issuance of 435,000 options. In October 2002, the directors of the company adopted and the stockholders approved the adoption of the company's 2002 Stock Option Plan which provides for the issuance of 6,500,000 options. In October 2003, the directors of the company adopted and the stockholders approved the adoption of the company's 2003 Stock Option Plan which provides for the issuance of 20,000,000 options.

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


15. RESTRUCTURING COSTS -- DISCONTINUED OPERATIONS

       Included in discontinued operations (see note 18) are restructuring costs as outlined below:

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

          Description            Cash/   Reserve balance   Restructuring  Activity  Reserve balance
                               non/cash  December 31,2001      Costs                December 31, 2002
          -------------------------------------------------------------------------------------------
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
                                            =======          =======      =======         =======

16. DEFERRED INCOME TAXES AND INCOME TAXES


          a) Deferred Income Taxes

          The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:

                                                      2003             2002           2001
                                                    ---------        ---------      ---------
          Accounting amortization in excess of tax
          amortization                              $      --       $    9,875     $    9,875
          Losses available to offset future income
          taxes                                     4,046,200        3,113,829      2,909,873
          Share issue costs                           115,154          429,785        532,405
          Adjustment cash to accrual method                --         (148,461)      (496,879)
          Investment tax credit                            --               --             --
                                                    ---------        ---------      ---------
                                                    4,161,354        3,405,028      2,955,274

          Less:  Valuation allowance                4,161,354        3,405,028      3,105,654
                                                    ---------        ---------      ---------
                                                           --               --       (150,380)
                                                    =========        =========      =========

        As part of the acquisitions of Cad Cam Inc. and MicroTech Professionals Inc., there was a change of control which resulted in the subsidiaries being required to change from the cash method to the accrual method of accounting for income tax purposes.


          b) Current Income Taxes

             Current income taxes consist of:

                                                             2003             2002           2001
                                                          ----------       ----------      ---------
                 Amount calculated at Federal and
                        Provincial statutory rates       $(3,704,770)     $(3,416,482)   $(3,533,461)
                                                          ----------       ----------      ---------
                 Increase (decrease) resulting from:
                        Permanent differences              2,978,164        3,147,511      1,629,464
                        Timing differences                       --                --       (141,868)
                        Valuation allowance                  756,326          299,374      2,895,654
                                                           ---------       ----------      ---------
                                                           3,734,490        3,446,885      4,383,250
                                                           ---------       ----------      ---------
                 Current income taxes                         29,720           30,403       849,789
                                                           =========       ==========      =========


          Issue expenses totaling approximately $1,300,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, the loss is available to be carried forward for seven years from the year the loss is incurred. The company has not reflected the benefit of utilizing non-capital losses totaling approximately $13,600,000 or a capital loss totaling $750,000 in the future as a deferred tax asset as at December 31, 2003. As at the completion of the December 31, 2003 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.


17.    OTHER COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) for the year ended December 31, 2003:

                                                                   Before Tax     Tax (Expense)     Net-of-Tax
                                                                     Amount        or Benefit           Amount
                                                                   ---------        ----------       --------
        Foreign currency translation adjustments                    (238,168)             --         (238,168)
        Adjustment to market value                                       --               --               --
                                                                   ---------        ---------        ---------
        Other comprehensive income (loss)                           (238,168)             --         (238,168)
                                                                   =========        ==========       =========


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
                                                                   =========         ========       =========

        Comprehensive income (loss) for the year ended December 31, 2001:

                                                                   Before Tax      Tax (Expense)    Net-of-Tax
                                                                       Amount       or Benefit        Amount
                                                                   ---------       ------------     ---------
         Foreign currency translation adjustments                    209,506              -            209,506
         Adjustment to market value                                 (230,643)          69,193         (161,450)
                                                                   ---------          -------        ---------

         Other comprehensive income (loss)                           (21,137)          69,193           48,056
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

         There was no technology revenue for the year ended December 31, 2003, $59,000 in 2002 and $555,000 in 2001. The net income for the year ended December 31, 2003 was $13,000 and the net loss for the years ended December 31, 2002 and 2001 was $280,000 and $730,000. On disposal,
         Njoyn had approximately $950,000 in assets consisting primarily of deferred development charges and approximately $30,000 in liabilities consisting primarily of capital lease obligations. The gain on disposal of $400,229 has been reflected in the Income (loss) from discontinued operations in 2002. No income taxes have been reflected on this disposition as the sale of the shares gives rise to a capital loss, the benefit of which, is more likely than not to be realized.

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

         Training revenue for the years ended December 31, was $160,000 in 2003, $1,350,000 in 2002 and $3,190,000 in 2001. The net loss from the training division for the years ended December 31, was $20,000 in 2003, $360,000 in 2002 and $390,000 in 2001.

         Effective June 27, 2003, the Company signed an agreement with Brainhunter.com Ltd., an Ontario company, for the purchase of certain assets of the Toronto IT recruitment division for a nominal amount of cash and the assumption of all employee liabilities. The gain on disposal of $190,627 has been reflected in the Income (loss) from discontinued operations in 2003. Of the $190,627, $146,627 was received in cash on closing with the balance of $44,000 due in a promissory note payable by June 27, 2004. As a result of this transaction, the Company will not have future revenues from its IT recruitment division and therefore the operations have been reported as discontinued.

        IT recruitment revenue for the years ended December 31, was $1,460,000 in 2003, $12,780,000 in 2002 and $15,960,000 in 2001. Net income from the IT recruitment division for the years ended December 31, was $75,000 in 2003, $505,000 in 2002 and $920,000 in 2001.

        The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc. and the IT recruitment division for the years ending:


                                                        2003          2002           2001
                                                    -----------    -----------    -----------
              Revenues                                1,622,699     14,187,336     19,701,876
                                                    -----------    -----------    -----------

              Income (loss) from operations
              before income taxes
                                                         67,390        (72,623)       (71,364)

              Provision for Income Taxes
              (recovery)                                   (445)        63,040        129,869

              Gain on disposal of Njoyn Software
                                                           --          400,229           --

              Gain on disposal of Training Canada
                                                           --           97,350           --

              Gain on disposal of IT Recruitment
              division assets                           190,627           --             --
                                                    -----------    -----------    -----------

              Income (loss) from discontinued
              operations                                258,462        361,916       (201,233)
                                                    ===========    ===========    ===========




19. SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


         During the year ended December 31, 2003, the company issued common shares and warrants for the following:

                  Services rendered                         $  226,500
                  Accounts payable                             449,333
                                                            ----------
                                                            $  675,833
                                                            ==========

         During the year ended December 31, 2002, the company issued common shares and warrants for the following;

                  Services rendered                        $1,556,485
                  Liabilities payable in common stock       1,197,942
                  Accounts payable                            434,348
                                                           ----------
                                                           $3,188,775
                                                           ==========


         During the year ended December 31, 2001, the company issued common shares and warrants for the following;

                  Services rendered                         $  519,994
                  Liabilities payable in common stock          709,005
                  Accounts payable                              44,125
                                                            ----------
                                                            $1,273,124
                                                            ==========

20. SEGMENTED INFORMATION

      a) Sales by Geographic Area
                                              2003               2002              2001
                                          ----------         ----------        ----------
          Canada                          $  833,281         $   50,085        $  396,438
          United States of America         9,984,386         12,233,743        16,827,897
                                          ----------         ----------        ----------
                                          10,817,667         12,283,828        17,224,335
                                          ==========         ==========        ==========


      b) Net Income (Loss) by Geographic Area

                                             2003               2002              2001
                                          ----------         ----------        ----------
          Canada                         $(8,953,301)       $(6,503,473)      $(4,378,396)
          United States of America           (80,327)        (1,643,179)       (5,305,045)
                                          ----------         ----------        ----------
                                          (9,033,628)        (8,146,652)       (9,683,441)
                                          ==========         ==========        ==========


      c)   Identifiable Assets by Geographic Area

                                             2003               2002              2001
                                          ----------         ----------        ----------
            Canada                        $ 1,369,904        $2,644,647        $ 4,995,715
            United States of America       6,038,685          6,142,884         12,179,263
                                          ----------         ----------         ----------
                                           7,408,589          8,787,531         17,174,978
                                          ==========         ==========         ==========


      d) Revenue and Gross Profit by Operating Segment

                                            2003               2002              2001
                                          ----------         ----------        ----------
          Revenue
          Tech Pubs and Engineering      $10,379,327        $10,792,373       $13,801,965
          IT Documentation                   438,340          1,491,455         3,422,370
                                          ----------         ----------        ----------
                                          10,817,667         12,283,828        17,224,335
                                          ==========         ==========        ==========
         Gross Profit
          Tech Pubs and Engineering        3,378,519          3,574,629         4,496,853
          IT Documentation                    95,034            374,517         1,305,635
                                          ----------         ----------        ----------
                                           3,473,553          3,949,146         5,802,488
                                          ==========         ==========        ==========


     e) Revenues from Major Customers

            The consolidated entity had the following revenues from major customers:

            For the year ended December 31, 2003, one customer had sales of $1,568,232, representing approximately 15% of total revenue.

            For the years ended December 31, 2002 and 2001, no single customer consisted of more than 10% of the company's revenues.

     f) Purchases from Major Suppliers
            There were no significant purchases from major suppliers.

21. EARNINGS PER SHARE


         The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

                                                               2003                 2002                 2001
                                                         -----------------    -----------------    -----------------
         NUMERATOR
         Net loss from continuing operations                   (9,292,090)          (8,508,568)          (9,482,208)

         Preferred stock dividends                                     --              100,387              728,740
                                                         -----------------    -----------------    -----------------

         Loss available to common stockholders                 (9,292,090)          (8,608,955)         (10,210,948)
                                                         -----------------    -----------------    -----------------

         Income (loss) from discontinued operations               258,462              361,916            (201,233)
                                                         -----------------    -----------------    -----------------

         Net loss                                             (9,033,628)          (8,247,039)         (10,412,181)
                                                         =================    =================    =================
         DENOMINATOR
         Weighted Average common stock outstanding           719,412,600           29,000,252           14,943,306
                                                         =================    =================    =================
         Basic and fully diluted loss per common share
         from continuing operations                                (0.01)               (0.29)               (0.63)
                                                         =================    =================    =================
         Basic and fully diluted loss per common share
         after preferred stock dividends                           (0.01)               (0.30)               (0.68)
                                                         =================    =================    =================
         Basic and fully diluted loss per common share
         after discontinued operations                             (0.01)               (0.28)               (0.70)
                                                         =================    =================    =================


                                                                2003                 2002                 2001
                                                            -----------          -----------         -----------
         Average common stock outstanding
                                                            719,412,600           29,000,252          14,943,306
         Average common stock issuable                              --                   --                  --
                                                            -----------          -----------         -----------
         Average common stock outstanding assuming
         dilution                                           719,412,600           29,000,252          14,943,306
                                                            ===========          ===========         ===========



        The outstanding options and warrants as detailed in note 13 were not included in the computation of the fully diluted earnings per common share as the effect would be anti-dilutive.

        The earnings per share calculation (basic and fully diluted) does not include any common stock for common stock payable as the effect would be anti-dilutive.

        As indicated in Note 24, the company has issued 2,948,806,496 shares of its common stock to the convertible debenture holders upon the conversion of $2,825,000 of debentures and accrued interest.

22.    COMMITMENTS AND CONTINGENCIES

     a) Lease Commitments

       Minimum payments under operating leases for premises occupied by the company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at December 31, 2003, for the next five years are as follows:

                2004                           $427,532
                2005                            338,315
                2006                            112,343
                2007                            112,343
                2008                             37,448
          Thereafter                                 --
                                              ---------
                                             $1,027,981
                                             ==========

       The lease commitments do not include two operating leases for premises that the company is currently sub leasing to the purchasers of the Canadian and United States training divisions. If the purchasers were to default on payment or abandon the premises, the company would be liable for annual payments of $282,096 expiring August 31, 2006 and $150,534 expiring September 30, 2010.

       The lease commitments do not include an operating lease for premises located in the United States that was closed in the fourth quarter of 2002. The company has not made any payments on this lease since the premises were abandoned. The company does not intend to make any further payments and the lessor has not tried to enforce payment. The company may be liable for a lease balance of $44,597 which expires November 30, 2004.

   b) On July 29, 2003, the Company entered into a settlement agreement with Christopher Killarney, a former employee, in the sum of $3,600. This settlement was pursuant to a claim filed against the Company on June 14, 2002, with the Superior Court of Justice of Ontario, Canada, Court File No. 02- CV-229385CMS, alleging wrongful dismissal and breach of contract. Mr. Killarney was seeking $650,000 in damages plus attorney's fees.

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

       On October 6, 2003, the Company entered into a settlement agreement with the Canadian Imperial Bank of Commerce ("CIBC") in the sum of $150,000. This settlement was pursuant to a claim filed against Thinkpath Training Inc., a subsidiary of the Company, with the Superior Court of Justice of Ontario, Canada, Court File No. 41967, demanding payment of damages in the sum of $150,000 pursuant to an operating account overdraft balance. The settlement includes payment of the overdraft, accrued interest and legal fees and will be paid in monthly installments over fifteen months beginning October 25, 2003. At December 31, 2003 an amount of $141,000 related to the above settlement is included in accounts payable.

     c) The Company is party to various lawsuits arising from the normal course of business and its restructuring activities. No material provision has been recorded in the accounts for possible losses or gains. Should any expenditure be incurred by the Company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.


23. RELATED PARTY TRANSACTIONS

        On November 1, 2002, the Company entered into a series of agreements with Thinkpath Training LLC, a New York company, for the purchase of certain assets of the New York training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, Thinkpath Training LLC assumed the New York training staff, some assets and is subletting the classroom facilities. The owner of Thinkpath Training LLC, is the daughter of the Company's Chief Executive Officer. As a result of this transaction, included in the Accounts Receivable at December 31, 2002, is an amount of approximately $13,351 due to the Company by Thinkpath Training LLC. As at December 31, 2003, There are no balances owing to or from the Company by Thinkpath Training LLC.

24. SUBSEQUENT EVENTS

        On March 17, 2004, Johnston & Associates, LLC, a South Carolina corporation, filed a statement against the Company with the Superior Court of Justice of Ontario, Canada, Court File No. C-294-04, demanding payment of $60,000 pursuant to a consulting agreement entered into April 2002. The company intends to defend this claim vigorously.


        Subsequent to December 31, 2003, the Company closed an additional $25,000 in convertible debentures together with 1,428,571 warrants. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $25,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of 7 years from the original purchase date at a purchase price of $.0175 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

        On March 25, 2004, the Company entered into a share purchase agreement with Bristol Investment Fund, Ltd. for the issuance and sale by the Company of debentures of up to $1,000,000. The first debenture of $350,000 was purchased together with 924,000,000 warrants on closing. The debenture will become due twelve months from the date of issuance. Bristol will have the right to acquire up to $350,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until March 25, 2011 at a purchase price of $.000417 per share. The Company is required to pay interest to Bristol on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

        As of April 13, 2004, the Company has issued 2,948,806,496 shares of its common stock to the convertible debenture holders upon the conversion of $2,825,000 of debentures and accrued interest.



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

26. COMPARATIVE FIGURES

        Certain figures in the December 31, 2002 and 2001 financial statements have been reclassified to conform with the basis of presentation used at December 31, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We have had no changes in or disagreements with our accountants.




ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of Form 10-K filed for the year ended December 31, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our wholly owned subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         Our officers and directors, and further information concerning each of them, are as follows as at the date of this Annual Report on Form 10-K:

                                                                   Position
Name                    Age       Position with the Company       Held Since

Declan A. French        59        Chairman of the Board of          1994
                                  Directors, Chief Executive
                                  Officer and President

Kelly Hankinson         34        Chief Financial Officer           2000
                                  Secretary/Treasurer

Arthur S. Marcus        37        Director                          2000

Lloyd MacLean           50        Director                          2003

Patrick Power           43        Director Nominee                  2004


         Set forth below is a biographical description of each of our officers and directors based on information supplied by each of them:

           DECLAN A. FRENCH has served as our Chairman of the Board of Directors, Chief Executive Officer and President since our inception in February 1994. Prior to founding Thinkpath, Mr. French was President and Chief Executive Officer of TEC Partners Ltd., an information technology recruiting firm in Toronto, Canada. Mr. French has a diploma in Psychology and Philosophy from the University of St. Thomas in Rome, Italy.

           KELLY HANKINSON has served as our Chief Financial Officer since May 2000, as a member of our Board of Directors from June 2000 until February 14, 2003 and as Secretary and Treasurer since March 2001. Ms. Hankinson served as our Vice President, Finance and Administration and Group Controller from February 1994 to May 2000. Ms. Hankinson has a Masters Degree and a Bachelors Degree from York University. Ms. Hankinson resigned from the Board of Directors on February 14, 2003.

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

           PATRICK POWER, director nominee, is Director of Business Development for Thinkpath Training LLC, a Microsoft partner for Learning Solutions in New York. In 1997, Mr. Power opened the New York IT recruitment office of Thinkpath Inc. where he served as Business Development Manager from 1997 until 2001. In 2001 Mr. Power was transferred to Thinkpath's New York training division. In 2002 Thinkpath sold this division, to Thinkpath Training, LLC, a privately held independent company. Mr. Power has a National Diploma in Civil Engineering
(NDEA) from The Waterford Institute of Technology in Ireland. Mr. Power is the nephew of Mr. French, our Chief Executive Officer.

COMMITTEES OF THE BOARD OF DIRECTORS

         In July 1998, our Board of Directors formalized the creation of a Compensation Committee, which is currently comprised of Arthur S. Marcus, Lloyd MacLean and Patrick Power. The Compensation Committee has: (i) full power and authority to interpret the provisions of, and supervise the administration of, our 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option Plan, and 2003 Stock Option Plan, as well as any stock option plans adopted in the future; and (ii) the authority to review all compensation matters relating to us. The Compensation Committee has not yet formulated compensation policies for senior management and executive officers. However, it is anticipated that the Compensation Committee will develop a company-wide program covering all employees and that the goals of such program will be to attract, maintain, and motivate our employees. It is further anticipated that one of the aspects of the program will be to link an employee's compensation to his or her performance, and that the grant of stock options or other awards related to the price of the shares of our common stock will be used in order to make an employee's compensation consistent with shareholders' gains.

         It is expected that salaries will be set competitively relative to the information technology and engineering services and consulting industry and that individual experience and performance will be considered in setting such salaries.

         In July 1998, our Board of Directors also formalized the creation of an Audit Committee, which currently consists of Lloyd MacLean and Patrick Power. The Audit Committee is charged with reviewing the following matters and advising and consulting with our entire Board of Directors with respect thereto: (i) the preparation of our annual financial statements in collaboration with our chartered accountants; (ii) annual review of our financial statements and annual reports; and (iii) all contracts between us and our officers, directors and other of our affiliates. The Audit Committee, like most independent committees of public companies, does not have explicit authority to veto any actions of our entire Board of Directors relating to the foregoing or other matters; however, our senior management, recognizing their own fiduciary duty to us and our shareholders, is committed not to take any action contrary to the recommendation of the Audit Committee in any matter within the scope of its review.

         We have established an Executive committee, comprised of certain of our executive officers and key employees, which allows for the exchange of information on industry trends and promotes "best practices" among our business units. Currently, the Executive Committee consists of Declan A. French, Kelly Hankinson, and Robert Trick.

       During the year ended December 31, 2003, the Board of Directors met four times on the following dates: April 15, 2003, May 19, 2003, August 14, 2003 and November 10, 2003 at which all of the directors were present; and acted by written consent in lieu of a meeting four times on the following dates: January 24, 2003, January 31, 2003, February 14, 2003 and June 26, 2003. During the year ended December 31, 2003, the Compensation Committee met on January 31, 2003, the Audit Committee met on April 15, 2003 and the Executive Committee met monthly.

BOARD AUDIT COMMITTEE REPORT

        The Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2003 with management and has received the written disclosures and the letter from Schwartz Levitsky Feldman llp, our independent auditors, required by Independence Standards Board Standard No. 1 (Independent Discussions with Audit Committee). The Audit Committee has also discussed with Schwartz Levitsky Feldman llp our audited financial statements for the fiscal year ended December 31, 2003, including among other things the quality of our accounting principles, the methodologies and accounting principles applied to significant transactions, the underlying processes and estimates used by management in its financial statements and the basis for the auditor's conclusions regarding the reasonableness of those estimates, and the auditor's independence, as well as the other matters required by Statement on Auditing Standards No. 61 of the Auditing Standards Board of the American Institute of Certified Public Accountants.

         Based on these discussions with Schwartz Levitsky Feldman llp and the results of the audit of our financial statements, the Audit Committee members recommended unanimously to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The members of the Audit Committee are Lloyd MacLean and Patrick Power. Each of the above named Audit Committee members is an independent director as defined by Rule 4200 (a)(14) of the National Association of Securities Dealers, Inc.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Our Board of Directors has a Compensation Committee comprised of Arthur
S. Marcus, Lloyd MacLean and Patrick Power. Each of Lloyd MacLean and Patrick Power are independent pursuant to Rule 4200 (a)(14) of the National Association of Securities Dealers, Inc. Arthur Marcus is a partner in the Law Firm of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our outside U.S. securities counsel.


BOARD COMPENSATION REPORT

EXECUTIVE COMPENSATION POLICY

         Our executive compensation policy is designed to attract, motivate, reward and retain the key executive talent necessary to achieve our business objectives and contribute to our long-term success. In order to meet these goals, our compensation policy for our executive officers focuses primarily on determining appropriate salary levels and providing long-term stock-based incentives. To a lesser extent, our compensation policy also contemplates performance-based cash bonuses. Our compensation principles for the Chief Executive Officer are identical to those of our other executive officers.

         CASH COMPENSATION. In determining its recommendations for adjustments to officers' base salaries for Fiscal 2003, we focused primarily on the scope of each officer's responsibilities, each officer's contributions to Thinkpath's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by the Board for that year, our assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of our financial position. In certain situations, relating primarily to the completion of important transactions or developments, we may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to Thinkpath of the transaction or development.

         EQUITY COMPENSATION. The grant of stock options to executive officers constitutes an important element of long-term compensation for the executive officers. The grant of stock options increases management's equity ownership in us with the goal of ensuring that the interests of management remain closely aligned with those of our stockholders. The Board believes that stock options in Thinkpath provide a direct link between executive compensation and stockholder value. By attaching vesting requirements, stock options also create an incentive for executive officers to remain with us for the long term.

CHIEF EXECUTIVE OFFICER COMPENSATION

         As indicated above, the factors and criteria upon which the compensation of Declan French, our Chief Executive Officer, is based are identical to the criteria used in evaluating the compensation packages of our other executive officers. The Chief Executive Officer's individual contributions to us include his leadership role in establishing and retaining a strong management team, developing and implementing our business plans and attracting investment capital to Thinkpath. In addition, we have reviewed compensation levels of chief executive officers at comparable companies within our industry.

RESPECTFULLY SUBMITTED:

BY THE MEMBERS OF THINKPATH'S COMPENSATION COMMITTEE
LLOYD MACLEAN, ARTHUR MARCUS AND PATRICK POWER

INDEMNIFICATION OF OFFICERS AND DIRECTORS

             Our By-laws provide that we shall indemnify to the fullest extent permitted by Canadian law our directors and officers (and former officers and directors). Such indemnification includes all costs and expenses and charges reasonably incurred in connection with the defense of any civil, criminal or administrative action or proceeding to which such person is made a party by reason of being or having been our officer or director if such person was substantially successful on the merits in his or her defense of the action and he or she acted honestly and in good faith with a view to our best interests, and if a criminal or administrative action that is enforced by a monetary penalty, such person had reasonable grounds to believe his or her conduct was lawful.

             Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted, our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses, incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Securities Act of 1933, as amended, and will be governed by the final adjudication of such issue.

ITEM 11. EXECUTIVE COMPENSATION

          The following table sets forth certain information regarding compensation paid by us during each of the last three fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended December 31, 2003:

SUMMARY COMPENSATION TABLE

Name and                                                        Restricted
Principal                               Annual                    Stock                               Other
Position                    Year        Salary        Bonus       Awards          Options/SARs     Compensation
--------                    ----        ------        -----       ------          ------------     -------------

Declan A. French            2003        150,000    100,000(1)       -0-                -0-               -0-
Chief Executive Officer     2002        150,000    100,000(2)       -0-                -0-               -0-
and Chairman of the Board   2001        150,000    100,000(2)       -0-                -0-               -0-


(1) This reflects a cash bonus of $100,000 accrued but not paid as at December 31, 2003 pursuant to Mr. French's employment agreement.
(2) This reflects the dollar value of 3,571,429 shares of common stock issued to Mr. French in lieu of cash bonuses for the fiscal year 2002 and 588,235 shares for the fiscal year 2001.


EMPLOYMENT AGREEMENTS

          We have entered into an employment agreement with Declan A. French whereby he will serve as Chairman of the Board, Chief Executive Officer and President for a period of two years commencing on November 28, 2001. Mr. French shall be paid a base salary of $150,000 and a bonus to be determined by our EBITDA (earnings before interest, taxes, depreciation and amortization) as a percentage of annual gross revenue with a minimum guaranteed bonus of $100,000. The bonus will be paid in cash or shares at our discretion. In January 2003, we issued an aggregate of 12,427,535 shares of our common stock to Mr. French for extinguishment of certain indebtedness of the company to Mr. French pursuant to the amendment to his employment agreement dated January 27, 2003. This included 3,571,429 shares as payment in full for the bonus due for the fiscal year ended 2002. In April 2002, we issued 588,235 shares of its common stock to Mr. French as payment in full for the bonus due for the fiscal year 2001. In February 2001, we issued 1,200,000 shares of its common stock as payment in full for the bonuses due to Mr. French for the fiscal years of 1999 and 2000 pursuant to the terms of his previous employment agreement. Mr. French continues to serve as Chairman, Chief Executive Officer and President.

          On March 1, 2001, the Company entered into an employment agreement with Kelly Hankinson whereby she will serve as Chief Financial Officer. Ms. Hankinson shall be paid an annual salary of $100,000. The employment agreement is for an indeterminate period of time. In 2003, Ms. Hankinson was paid approximately $75,000. In the event Ms. Hankinson is terminated for any reason, including but not limited to, the acquisition of Thinkpath, Ms. Hankinson shall be entitled to a severance payment equal to one year's salary.

         No other officer or director has an employment contract with us.


COMPENSATION OF DIRECTORS

         Effective August 28, 2002, each non-employee member of our Board of Directors shall receive the following annual compensation in consideration for services rendered as a director: (i) 5 year option to purchase up to 50,000 shares of our common stock exercisable at a price equal to fair market value of our common stock as of the date of grant; (ii) a cash amount of $4,000 per annum, paid on a quarterly basis; and, (iii) reimbursement of reasonable and ordinary expenses in connection with such member's attendance at Board or committee meetings. To date, we have not made any such payments to its outside directors.

       Directors who receive a salary from the company shall not be entitled to receive any additional compensation for their services as a member of our Board of Directors.

         Board of Directors and shareholders have adopted the 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option Plan, and 2003 Stock Option Plan pursuant to which options have been or may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the company.

OPTIONS, WARRANTS OR RIGHTS


         No options were issued to any of our officers or directors during 2002 or 2003.


CONSULTING AGREEMENTS

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


STOCK OPTION PLANS

THE 1998 STOCK OPTION PLAN

The 1998 Stock Option Plan is effective for a period for ten years, expiring in 2008. Options to acquire 435,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. As of April 13, 2004, we have issued options to purchase 435,000 shares of our common stock underlying the 1998 Stock Option Plan to certain of our directors, employees and consultants. As of April 13, 2004, 259,000 of these options have been forfeited.

THE 2000 STOCK OPTION PLAN

        The 2000 Stock Option Plan is effective for a period for ten years, expiring in 2010. Options to acquire 435,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. As of April 13, 2004, we have issued options to purchase 435,000 shares of our common stock underlying the 2000 Stock Option Plan to certain of our directors, employees and consultants. As of April 13, 2004, 130,000 of these options have been forfeited.


THE 2001 STOCK OPTION PLAN

        The 2001 Stock Option Plan is effective for a period for ten years, expiring in 2011. Options to acquire 1,000,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. As of April 13, 2004, we have issued options to purchase 1,000,000 shares of our common stock underlying the 2001 Stock Option Plan to certain of our directors, employees and consultants.

THE 2002 STOCK OPTION PLAN

         The 2002 Stock Option Plan is effective for a period for ten years, expiring in 2012. Options to acquire 6,500,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. As of April 13, 2004, we have not issued any options to purchase shares of our common stock underlying the 2002 Stock Option Plan to certain of our directors, employees and consultants.


THE 2003 STOCK OPTION PLAN

          The 2003 Stock Option Plan is administered by our Compensation Committee, which will determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of our common stock issuable upon the exercise of the options and the option exercise price. As of April 13, 2004, we have not issued any options to purchase shares of our common stock underlying the 2002 Stock Option Plan to certain of our directors, employees and consultants.

           The 2003 Stock Option Plan is effective for a period for ten years, expiring in 2013. Options to acquire 20,000,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise. The 2003 Stock Option Plan is designed to enable management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the 2003 Stock Option Plan may be exercisable for up to ten years, generally require a minimum three-year vesting period, and shall be at an exercise price all as determined by our Compensation Committee provided that, the exercise price of any options may not be less than the fair market value of the shares of our common stock on the date of the grant. Options are non-transferable, and are exercisable only by the participant (or by his or her guardian or legal representative) during his or her lifetime or by his or her legal representatives following death.

          If: (i) we shall not be the surviving entity in any merger, consolidation or other reorganization (or survives only as a subsidiary of an entity); (ii) we sell, lease or exchange all or substantially all of our assets to any other person or entity; (iii) we are to be dissolved and liquidated; (iv) any person or entity, including a "group" as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the outstanding shares of our voting stock (based upon voting power); or (v) as a result of or in connection with a contested election of directors, the persons who were our directors before such election shall cease to constitute a majority of the Board of Directors (each such event is referred to herein as a "Corporate Change"); no later than (a) ten days after the approval by our shareholders of such merger, consolidation, reorganization, sale, lease or exchange of assets or dissolution or such election of directors or (b) 30 days after a change of control of the type described in clause (iv), our Compensation Committee, acting in its sole discretion without the consent or approval of any optionee, shall act to effect 1 or more of the following alternatives, which may vary among individual optionees and which may vary among options held by any individual optionee: (1) accelerate the time at which options then outstanding may be exercised so that such options may be exercised in full for a limited period of time on or before a specified date (before or after such Corporate Change) fixed by our Compensation Committee, after which specified date all unexercised options and all rights of optionees thereunder shall terminate; (2) require the mandatory surrender by selected optionees of some or all of the outstanding Options held by such optionees (irrespective of whether such options are then exercisable under the provisions of the 2003 Stock Option Plan) as of a date before or after such Corporate Change, specified by our Compensation Committee, in which event our Compensation Committee shall thereupon cancel such options and we shall pay to each optionee an certain amount of cash per share; (3) make such adjustments to options then outstanding as our Compensation Committee deems appropriate to reflect such Corporate Change (provided, however, that our Compensation Committee may determine in its sole discretion that no adjustment is necessary to options then outstanding); or (4) provide that the number and class of shares covered by an option theretofore granted shall be adjusted so that such option shall thereafter cover the number and class of shares or other securities or property (including, without limitation, cash) to which the optionee would have been entitled pursuant to the terms of the agreement of merger, consolidation or sale of assets and dissolution if, immediately prior to such merger, consolidation or sale of assets, and dissolution, the optionee had been the holder of record of the number of shares of common stock then covered by such option.

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

         Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the 2003 Stock Option Plan, subject to applicable securities regulation.

         The 2003 Stock Option Plan may be terminated or amended at any time by our Board of Directors, except that the number of shares of our common stock reserved for issuance upon the exercise of options granted under the 2003 Stock Option Plan may not be increased without the consent of our shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of April 13, 2004, the names and ownership of our common stock beneficially owned, directly or indirectly, by:
(i) each person who is a director or executive officer of Thinkpath; (ii) all directors and executive officers of Thinkpath as a group; and (iii) all holders of 5% or more of the outstanding shares of the common stock of Thinkpath:



Name and Address of                   Amount and Nature of      Percentage of
Beneficial Owner (1)              Beneficial Ownership (2)    Shares Outstanding

Declan A. French                            2,910,694  (3)           *
Kelly Hankinson                               180,167  (4)           *
Lloyd MacLean                                   --                   *
Patrick Power                                   --                   *
Arthur S. Marcus                               30,500  (5)           *
Bristol Investment Fund, Ltd.             168,622,751  (6)            4.9%
Tazbaz Holdings Limited                   168,622,751  (6)            4.9%

All Directors and Officers as a
Group (5 persons) (3 - 5)                   3,121,361                *%


 * Less than 1%.

(1) Except as set forth above, the address of each individual is 201 Westcreek Boulevard, Brampton, Ontario, L6T 5S6

(2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books. We have been informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of April 13, 2004, or 3,441,280,633 shares, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 101,333 shares of common stock issuable upon the exercise of options granted to Declan A. French that are currently exercisable or exercisable within the next 60 days. Also includes 1,647,103 shares of common stock issued to Declan A. French as a bonus pursuant to his employment agreement.

(4) Includes 1,333 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(5) Includes 27,500 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days. Excludes 347,902 shares of common stock issued in the name of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our United States legal counsel, of which Mr. Marcus is a partner.

(6) Includes 1,007,244,016 shares of common stock issuable upon the exercise of warrants. Pursuant to the warrant agreement, in no event shall the holder be permitted to exercise outstanding warrants to the extent that the number of shares of common stock owned by such holder will be equal to or exceed 4.9% of the number of shares of common stock then issued and outstanding. Does not include up to 838,621,265 of warrants that may be exercised upon 60 days prior notice or shares of common stock issuable upon the conversion of $350,000 principal amount convertible debentures.

(7) Includes 250,000,000 shares of common stock issuable upon the exercise of warrants. Pursuant to the warrant agreement, in no event shall the holder be permitted to exercise outstanding warrants to the extent that the number of shares of common stock owned by such holder will be equal to or exceed 4.9% of the number of shares of common stock then issued and outstanding. Does not include up to 81,377,249 of warrants that may be exercised upon 60 days prior notice or shares of common stock issuable upon the conversion of $100,000 principal amount convertible debentures.


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

Equity compensation plans              1,110,492                        1.80                   26,889,000
approved by security holders
Equity compensation plans not
approved by security holders                  --                          --                       --
Total                                  1,110,492                        1.80                   26,889,000




ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS


         In November 1998, we purchased certain assets of Southport Consulting, Inc. from Michael Carrazza, one of our former directors, for an aggregate of $250,000.00 in cash and shares of our common stock. In February 2001, Mr. Carrazza instituted an action against us in the Supreme Court of the State of New York alleging breach of contract and unjust enrichment and seeking at least $250,000 in damages. Specifically, Mr. Carrazza claimed that we failed to deliver cash or stock under an asset purchase agreement, and that he was entitled to recovery of his attorney's fees. We filed a counterclaim against Mr. Carrazza, seeking $162,000 in damages, plus punitive damages and attorneys' fees, on the ground that Mr. Carrazza, as then president and sole stockholder of Southport Consulting Co., fraudulently induced us into executing the asset purchase agreement by misrepresenting the value of the assets being purchased. After the commencement of discovery, Mr. Carrazza filed a motion for summary judgment, which was granted in his favor in the sum of $264,602. On October 21, 2002, we entered into a settlement agreement with Michael Carrazza, in the sum of $330,000 to be paid $50,000 on October 31, 2002 and $17,500 per month thereafter until paid in full, bearing interest at 9% per annum. As of April 13, 2004, we have one remaining payment on such balance.

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

         On January 1, 2000, our share purchase agreement with Mr. Walters was amended. Pursuant to the amendment, the parties agreed that $1,000,000 of the $2,000,000 cash payment to be made to Mr. Walters was to be paid in 4 equal quarterly payments of $250,000 commencing on January 1, 2000. In consideration for accepting the cash payment in installments, the we issued Mr. Walters options to purchase an aggregate of 100,000 shares of common stock at an exercise prices ranging from $2.12 to $3.25 per share, which options expired on December 31, 2000. On March 14, 2001, we repriced such options belonging to Mr. Walters to an exercise price of $1.00 per share in consideration of debt forgiveness of $75,000 and restructuring of debt totaling $250,000 on the notes payable Mr. Walters in connection with our purchase of Cad Cam, Inc. In addition, the term of such option was extended to April 4, 2004.

          In September 2001, the note payable to Mr. Walters was further amended whereby the principal was reduced from $1,200,000 to $750,000 in consideration of capital stock of $450,000 or 1,756,655 shares. In addition, all principal payments were postponed until January 1, 2003, at which time, we were to pay $12,500 per month plus interest at 4.5% until December 31, 2006. The balance of $150,000 was to be due on December 31, 2006.

          On August 1, 2002, we further restructured our note payable to Mr. Walters, reducing the principal from $675,000 to $240,000 in consideration of the issuance of 1,000,000 shares of our common stock. Principal payments of $4,000 were to be made monthly beginning September 1, 2002 until August 1, 2007. This loan is non-interest bearing.

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

           The price of the shares at the time of conversion of Mr. Walter's debt on August 1, 2002 was 0.0942, representing approximately $340,800 in debt forgiveness. In accordance with FAS 15, the gain was measured by the excess of the carrying amount of the note payable settled less accrued interest, finance charges or other debt obligations. On December 5, 2002, the shares were issued to Mr. Walters and we debited liabilities payable in capital stock and credited capital stock in the amount of $247,858 and debt forgiveness in the amount of $187,142.

          The note is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. We have not made any principal payments to Mr. Walters since December 2002 and are currently in default of the loan agreement. As a result of the default, the note is due on demand and the principal balance bears interest at 12% per annum until payment is made.

          On April 1, 2000, we completed the acquisition of all of the issued and outstanding capital stock of Micro Tech Professionals, Inc., a Massachusetts corporation in consideration of up to an aggregate of $4,500,000 in a combination of cash, notes payable and shares of our common stock, subject to specific performance criteria be met. On April 25, 2000, the we paid to Denise Dunne-Fushi, the sole shareholder of Micro Tech Professionals, Inc., $2,500,000 of the aggregate of $4,500,000, which was paid in accordance with the following schedule: (i) $1,250,000 in cash; (ii) the issuance of a $750,000 principal amount unsecured promissory note; and (iii) the issuance of 133,333 shares of our common stock. As part of the transaction, we entered into an employment agreement with Mrs. Dunne-Fushi, the former President of Micro Tech Professionals, Inc. Such employment agreement was for a term of one year commencing on April 25, 2000, the effective date of the acquisition, with an annual salary of $125,000 per year and a bonus of $25,000. Mrs. Dunne-Fushi was not affiliated with us prior to the acquisition.

           On August 1, 2002, we restructured our note payable to Denise Dunne-Fushi, reducing the principal from $1,740,536 to $600,000 in consideration of the issuance of 4,000,000 shares of our common stock. In addition a prior debt conversion of $225,000 that was to be paid in capital was forgiven. Principal payments of $10,000 per month were to begin November 1, 2002 bearing 5% interest until October 2, 2007. In addition, we agreed to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits and vehicle lease for a period of four years.

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

          The note is secured under a general security agreement but is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. We have not made any principal payments to Ms. Dunne-Fushi since December 2002 and are currently in default of the loan agreement. As a result of the default, Ms. Dunne-Fushi has the option of enforcing the security she holds.

          During the fiscal year ended December 31, 2001, we paid to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our United States legal counsel, approximately $180,000 and issued 158,635 shares of common stock in consideration for legal services rendered. Arthur S. Marcus, one of our directors, is a partner of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP. We agreed that in the event that our stock traded below $0.10 for ten consecutive trading days or more, we would be obliged to issue shares for the differential.

          During the fiscal year ended December 31, 2002, we paid to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, approximately $113,000 for legal services rendered. We issued an additional 158,635 shares of common stock pursuant to our agreement regarding price protection on the share issuance in 2001.

          During the fiscal year ended December 31, 2003, we paid to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, approximately $96,000 for legal services rendered.

          During the fiscal year ended December 31, 2002, we issued 100,336 shares of common stock to Katherine Seto Evans, a former director, in consideration for financial and accounting advisory services rendered.

          On November 1, 2002, we entered into a series of agreements with Thinkpath Training LLC, a New York company, for the sale of certain assets of our New York training division for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, Thinkpath Training LLC assumed the New York training staff, some assets and is subletting the classroom facilities. The owner of Thinkpath Training LLC, is the daughter of Declan French, our Chief Executive Officer and President. As a result of this transaction, included in the Accounts Receivable at December 31, 2002, is an amount of approximately $13,351 due to us by Thinkpath Training LLC. At December 31, 2003, there are no balances owing to or from us by Thinkpath Training LLC.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITORS

The following summarizes the fees paid to Schwartz Levitsky Feldman, LLP for the years ended December 31, 2003, 2002 and 2001:

                         2003         2002          2001
----------------------------------------------------------

Audit                   $45,000      $100,000      $90,000
Tax                      $5,000       $10,000      $10,000
ALL OTHER               $15,000       $22,000      $15,500
----------------------------------------------------------

TOTAL FEES              $65,000      $132,000     $115,500
----------------------------------------------------------


       Schwartz Levitsky Feldman, LLP were engaged as our independent auditors in 1999. In connection with the audit of our annual financial statements for the fiscal years ended December 31, 2003, 2002 and 2001, we paid Schwartz Levitsky Feldman, LLP, $45,000 $100,000 and $90,000.

       Tax fees are primarily attributable to various corporate tax planning activities and preparation of our tax returns for which we were billed by Schwartz Levitsky Feldman, LLP, $5,000, $10,000 and $10,000 for the fiscal years ended December 31, 2003, 2002 and 2001.

         All other fees are attributable to consultations on accounting standards and other miscellaneous services for which we were billed by Schwartz Levitsky Feldman, LLP, $15,000 $22,000 and $15,500 for the fiscal years ended December 31, 2003, 2002 and 2001.

       The Audit Committee has considered whether provision of the services described above under "Tax" and "All Other" by Schwartz Levitsky Feldman, LLP, are compatible with maintaining that firm's independence.

       From and after the effective date of the SEC rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by independent auditors, the Audit Committee has pre-approved all audit and permissible non-audit services by Schwartz Levitsky Feldman, LLP.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Financial Statements. See pages F-1 through to F-42.

(b) Reports on Form 8-K.

        On March 30, 2004, Thinkpath filed a report on Form 8-K to disclose the sales of securities in the form of convertible debentures and warrants in the amount up to $1,000,000 to Bristol Investment Fund, Ltd.

(c) Exhibits.

1.1        Form of Underwriting Agreement(1)
3.1        Bylaws of Thinkpath Inc.(1)
3.2        Articles of Incorporation dated February 11, 1994(1)
3.3        Articles of Amendment dated February 15, 1996(1)
3.4        Articles of Amendment dated April 15, 1998(1)
3.5        Articles of Amendment dated August 6, 1998(1)
3.6        Articles of Amendment dated January 19, 1999(1)
4.2        Form of Underwriters' Warrant(1)
4.3        Specimen Common Share Certificate(1)
10.1       Form of Financial Consulting Agreement(1)
10.2       1998 Stock Option Plan(1)
10.3(a)    Lease of Thinkpath Inc.'s headquarters in Toronto, Ontario(1)
10.3(b)    Lease of Thinkpath Inc.'s office in New York, New York(1)
10.3(c)    Lease of Thinkpath Inc.'s office in Etobicoke, Ontario(1)
10.3(d)    Lease of Thinkpath Inc.'s office in Scarborough, Ontario(1)
10.3(e)    Lease of Thinkpath Inc.'s office in Ottawa, Ontario(1)
10.4 Employment Agreement between Thinkpath Inc. and Declan French dated August 1998(1)
10.5 Employment Agreement between Thinkpath Inc. and John A. Irwin dated May 18, 1998(1)
10.6 Employment Agreement between Thinkpath Inc. and John R. Wilson dated February 8, 1998(1)
10.7 Employment Agreement between Thinkpath Inc. and Roger Walters dated September 16, 1999(2)
10.8 Form of consulting agreement for Thinkpath Inc.'s independent contractors(1)
10.9       Form of services agreement for Thinkpath Inc.'s customers(1)
10.10 Agreement for the acquisition of the capital stock of International Career Specialists Ltd.(1)
10.11 Agreement for the acquisition of the capital stock of Systemsearch Consulting Services Inc. and Systems PS Inc.(1)
10.12 Agreement for the acquisition of the capital stock of Cad Cam, Inc.(2)
10.13 License Agreement between Thinkpath Inc. and International Officer Centers Corp. dated August 1, 1998(2)
10.13 License Agreement between Thinkpath Inc. and International Officer Centers Corp. dated August 1, 1998(1)
10.14      Consulting Agreement between Thinkpath Inc. and Robert M. Rubin(1)
10.15      Form of Employment Agreement with Confidentiality Provision(1)
10.16 Asset Purchase Agreement between Thinkpath Inc. and Southport Consulting Company(1)
10.17      2000 Stock Option Plan(3)
10.18 Share Purchase Agreement between Thinkpath Inc. and MicroTech Professionals, Inc. dated April 25, 2000(4)
10.19 Non-Binding Letter of Intent between Thinkpath Inc. and Aquila Holdings Limited dated October 4, 2000(4)
10.20 Share Purchase Agreement between Thinkpath Inc. and TidalBeach Inc. dated October 31, 2000(5)
10.21 Consulting Agreement between Thinkpath Inc., and Tsunami Trading Corp. d/b/a Tsunami Financial Communications and International Consulting Group, Inc. dated December 14, 2000(5)
10.23 Share Purchase Agreement by and among Cognicase Inc. and Thinkpath nc. dated March 1, 2002 (7)
10.24 Employment Agreement between Thinkpath Inc. and Declan French dated November 28, 2001 (8)

10.25 Employment Agreement between Thinkpath Inc. and Laurie Bradley dated January 29, 2001 (8)
10.26 Employment Agreement between Thinkpath Inc. and Tony French dated arch 1, 2001 (8)
10.27 Employment Agreement dated between Thinkpath Inc. and Kelly Hankinson dated March 1, 2001 (8)
10.28 Agreement between Thinkpath Inc. and entrenet(2) Capital Advisors, LLC dated November 5, 2001.
10.29 Agreement between Thinkpath Inc. and Olgivie Rothchild Inc. dated January 9, 2002 (8)
10.30      Agreement between Thinkpath Inc. and Dave Wodar dated January 15,
           2002 (8)
1.1 Consulting Agreement between Thinkpath Inc. and Mark Young dated June 24, 2002. (9)
10.32 Consulting Agreement between Thinkpath Inc. and George Georgiou dated June 24, 2002 (9)
10.33 Consulting Agreement between Thinkpath Inc. and Peter Benz dated October 1, 2002. (10)
10.34 Consulting Agreement between Thinkpath Inc. and George Furla dated October 1, 2002. (10)
10.35 Consulting Agreement between Thinkpath Inc. and Owen Naccarato dated October 1, 2002. (10)
10.36 Consulting Agreement between Thinkpath Inc. and Michael Rudolph dated October 1, 2002. (10)
10.37 Consulting Agreement between Thinkpath Inc. and Karim Souki dated October 1, 2002. (10)
10.38 Consulting Agreement between Thinkpath Inc. and Howard Schraub dated October 1, 2002. (10)
10.39 Agreement between Thinkpath Inc. and Declan French dated January 27, 2003. (11)
10.40 Agreement between Thinkpath Inc. and Rainery Barba dated February 12, 2003. (12)
10.41 Agreement between Thinkpath Inc. and Brainhunter.com dated June 27, 2003 (13)
23         Consent of Schwartz, Levitsky, Feldman LLP, Independent Auditors (13)
31.1       Certification of Declan A. French, Chief Executive Officer
31.2       Certification of Kelly L. Hankinson, Chief Financial Officer
32.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002
32.2       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002

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

                                    Dated: April 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ DECLAN A. FRENCH
---------------------------
Declan A. French (Principal Executive Officer)
Chairman and Chief Executive Officer
April 13, 2004



/S/ KELLY HANKINSON
--------------------------
Kelly Hankinson (Principal Accounting Officer)
Chief Financial Officer
April 13, 2004



/S/ ARTHUR S. MARCUS
---------------------------
Arthur S. Marcus
Director
April 13, 2004



/S/ LLOYD MACLEAN
---------------------------
Lloyd MacLean
Director
April 13, 2004



/S/ PATRICK POWER
---------------------------
Patrick Power
Director Nominee
April 13, 2004