Form 10-Q
period 2004-03-31
THINKPATH INC
filed 2004-05-21
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                       OR

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

          AS OF MAY 17, 2004 THERE WERE 3,457,291,059 SHARES OF COMMON
                   STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

                                 THINKPATH INC.

                  MARCH 31, 2004 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                          Number


Item 1. Financial Statements

            Interim Consolidated Balance Sheets as of March 31, 2004 and
            December 31, 2003..................................................
            Interim Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003......................................
            Interim Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2004 and the year ended
            December 31, 2003..................................................
            Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003......................................
            Notes to Interim Consolidated Financial Statements.................

Item 2. Management's Discussion and Analysis of Financial Conditions and
        Results of Operations................................................

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

Item 6. Exhibits and Reports on Form 8-K ....................................

ITEM 1.  FINANCIAL STATEMENTS





                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)



THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)




                                                    March 31, 2004   December 31, 2003
                                                    --------------    -----------------
                                                     $                 $

                                     ASSETS

CURRENT ASSETS
     Cash                                                227,125         483,443
     Accounts receivable                               2,088,841       1,766,061
     Prepaid expenses                                    142,313         128,612
                                                       ---------       ---------

                                                       2,458,279       2,378,116

PROPERTY AND EQUIPMENT                                 1,070,509       1,182,751

GOODWILL                                               3,748,732       3,748,732

INVESTMENT IN NON-RELATED COMPANIES                       45,669          45,669

OTHER ASSET                                               56,086          53,321
                                                       ---------       ---------

                                                       7,379,275       7,408,589
                                                       =========       =========





THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                    March 31, 2004  December 31, 2003
                                                    --------------  -----------------
                                                               $                $

                                   LIABILITIES

CURRENT LIABILITIES
     Receivable Discount Facility                      1,065,038       1,128,444
     Accounts payable                                  2,152,325       2,650,783
     Current portion of long-term debt                   127,564         279,800
     Current portion of notes payable                    856,370         859,936
     12% Convertible Debenture                           223,901         215,558
                                                       ---------       ---------

                                                       4,425,198       5,134,521

LONG-TERM DEBT                                           190,625          13,176
                                                       ---------       ---------

                                                       4,615,823       5,147,697
                                                       =========       =========

COMMITMENTS AND CONTINGENCIES (NOTE 20)

                              STOCKHOLDERS' EQUITY


CAPITAL STOCK                                         44,872,110      43,576,292

DEFICIT                                              (40,791,941)    (39,999,711)

ACCUMULATED OTHER COMPREHENSIVE LOSS                  (1,316,717)     (1,315,689)
                                                       ---------       ---------

                                                       2,763,452       2,260,892
                                                       ---------       ---------

                                                       7,379,275       7,408,589
                                                       =========       =========









                 The accompanying notes are an integral part of these interim consolidated financial statements


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                        2004            2003
                                                        ----            ----
                                                        $               $
REVENUE                                                3,056,700      2,490,288

COST OF SERVICES                                       2,057,428      1,767,952
                                                  --------------    -----------

GROSS PROFIT                                             999,272        722,336
                                                  --------------    -----------

EXPENSES
     Administrative                                      573,405        687,523
     Selling                                             312,916        252,657
     Depreciation and amortization                       142,265        192,064
                                                  --------------    -----------
                                                       1,028,586      1,132,244

LOSS FROM CONTINUING OPERATIONS
     BEFORE INTEREST CHARGES                             (29,314)      (409,908)

     Interest Charges                                    748,944      4,281,175
                                                  --------------    -----------

LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                (778,258)    (4,691,083)

     Income Taxes                                          1,268          3,619
                                                  --------------    -----------

LOSS FROM CONTINUING OPERATIONS                         (779,526)    (4,694,702)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
     (INCLUDING GAIN ON DISPOSAL)                        (12,704)        39,119
                                                  --------------    -----------

NET LOSS                                                (792,230)    (4,655,583)
                                                  ==============    ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     OUTSTANDING BASIC AND DILUTED                 3,261,427,500     57,421,886
                                                  ==============    ===========

LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
     AVERAGE COMMON STOCK BASIC AND DILUTED                (0.00)         (0.08)
                                                  ==============    ===========









                 The accompanying notes are an integral part of these interim consolidated financial statements



THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND THE YEAR ENDED DECEMBER 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


                                              COMMON STOCK                                                  ACCUMULATED
                                                 NUMBER OF      CAPITAL                                           OTHER
                                                    SHARES        STOCK                 COMPREHENSIVE     COMPREHENSIVE
                                                                AMOUNTS      DEFICIT             LOSS              LOSS
                                            --------------- ------------ ------------ ---------------- -----------------

Balance as of December 31, 2002                 66,258,043   33,367,034  (30,966,083)                       (1,077,521)
                                            =============== ============ ============                  =================

Net loss for the year                                    -            -   (9,033,628)     (9,033,628)
                                                                                      ----------------

Other comprehensive loss, net of tax
   Foreign currency translation                                                             (238,168)         (238,168)
                                                                                      ----------------

Comprehensive loss                                                                        (9,271,796)
                                                                                      ================

Conversion of 12% senior secured            2,368,413, 224      901,891            -
convertible debenture

Interest on 12% senior secured                 153,405,397      142,875            -
convertible debenture

Debt settled through the issuance of            16,997,854      449,333            -
common stock

Common stock and warrants issued for            10,980,000      226,500            -
services

Warrants issued for cash                       121,184,669    1,241,514            -

Beneficial conversion on issuance of                     -    7,247,145            -
convertible debt
                                            --------------- ------------ ------------                  -----------------

Balance as of December 31, 2003              2,737,239,187   43,576,292  (39,999,711)                       (1,315,689)
                                            =============== ============ ============                  =================

Net loss for the period                                  -            -    (792,230)        (792,230)
                                                                                      ----------------

Other comprehensive loss, net of tax
  Foreign currency translation                                                                (1,028)           (1,028)
                                                                                      ----------------

Comprehensive loss                                                                          (793,258)
                                                                                      ================

Conversion of 12% senior secured               409,166,667      141,915            -
convertible debenture

Interest on 12% senior secured                  17,821,207       11,114            -
convertible debenture

Common stock and warrants issued for               197,488          336            -
services

Warrants issued for cash                       257,999,999      518,242            -

Beneficial conversion on issuance of                     -      624,211            -
convertible debt
                                            --------------- ------------ ------------                  -----------------

Balance as of March 31, 2004                 3,422,424,548   44,872,110  (40,791,941)                       (1,316,717)
                                            =============== ============ ============                  =================






          The accompanying notes are an integral part of these interim consolidated financial statements.


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                                           2004             2003
                                                                           ----             ----
                                                                              $                $
Cash flows from operating activities
    Net loss                                                              (792,230)   (4,655,583)
                                                                          --------    ----------

    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Amortization                                                           153,460       202,452
    Amortization of beneficial conversion (included in interest)           624,211     4,029,216
    Interest on 12% senior secured convertible debentures                   11,114          --
    Decrease (increase) in accounts receivable                            (321,761)      788,200
    Increase in prepaid expenses                                           (13,775)      (74,387)
    Decrease in accounts payable                                          (424,759)     (694,484)
    Decrease in long-term receivable                                          --          57,775
    Decrease in deferred revenue                                              --         (69,288)
    Common stock and warrants issued for services                              336       226,500
    Accounts payable settled with common stock                                --         440,899
                                                                          --------    ----------

    Net cash provided by (used in) operating activities                   (763,404)      251,300
                                                                          --------    ----------

Cash flows from investing activities
    Purchase of property and equipment                                     (41,488)         --
                                                                          --------    ----------

    Net cash used in investing activities                                  (41,488)         --
                                                                          --------    ----------

Cash flows from financing activities
    Repayment of notes payable                                              (3,566)       (3,631)
    Repayment of long-term debt                                            (81,734)   (1,127,505)
    Proceeds from issuance of capital stock                                193,500          --
    Proceeds from issuance of debentures and warrants                      475,000       875,000
                                                                          --------    ----------

    Net cash provided by (used in) financing activities                    583,200      (256,136)
                                                                          --------    ----------

Effect of foreign currency exchange rate changes                           (34,626)       34,620
                                                                          --------    ----------

Net increase (decrease) in cash                                           (256,318)       29,784
Cash
    Beginning of period                                                    483,443       114,018
                                                                          --------    ----------
    End of period                                                          227,125       143,802
                                                                          ========    ==========

SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                          125,859       252,150
                                                                          ========    ==========
    Income taxes paid                                                        2,031         4,244
                                                                          ========    ==========

SUPPLEMENTAL NON-CASH ITEMS:
    Common shares issued for liabilities                                      --         440,899
                                                                          ========    ==========



THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)



1. MANAGEMENT'S INTENTIONS AND GOING CONCERN

     Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant operating losses, working capital deficiencies, and violation of certain loan covenants. At March 31, 2004, the Company had a working capital deficiency of $1,966,919, a deficit of $40,791,941 and has suffered recurring losses from operations.

     With insufficient working capital from operations, the Company's primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of equity securities. At March 31, 2004, the balance on the receivable discount facility was approximately $1,065,000. The company is currently within margin of its receivable discount facility with Morrison Financial Services Limited based on 75% of qualifying accounts receivable.

     During the three months ended March 31, 2004, the company closed $475,000 in 12% senior secured convertible debentures pursuant to a financing arrangement entered into on December 5, 2002. The funds were used for various debt settlements and critical payables.

     As at May 17, 2004 management's plans to mitigate and alleviate these adverse conditions and events include:

      a) Commitment from investors for additional convertible debentures of up to $550,000 to be used for working capital. Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs and will permit payments to certain vendors and interest payments on debt.

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


     b) Change of Name

     On June 6, 2001, the company changed its name from Thinkpath.com Inc. to Thinkpath Inc.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     i) Net Income (Loss) and Diluted Net Income (Loss) Per Weighted Average Common Stock

     Net income (Loss) per common stock is computed by dividing net income
     (loss) for the year by the weighted average number of common stock outstanding during the year.

     Diluted net income (loss) per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding during the year, assuming that all convertible preferred stock, stock options and warrants as described in note 13 were converted or exercised. Stock conversions, stock options and warrants which are anti-dilutive are not included in the calculation of diluted net income
     (loss) per weighted average common stock.

     j) Revenue

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

     2) Prior to the sale of the IT recruitment division (Note 16), the company provided the services of information technology consultants on a contract basis and revenue was recognized as services were performed.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)



     3) Prior to the sale of the IT recruitment division (Note 16), the company placed information technology professionals on a permanent basis and revenue was recognized upon candidates' acceptance of employment. If the company received non-refundable upfront fees for "retained searches", the revenue was recognized upon the candidates' acceptance of employment.

     4) Prior to the sale of the training division (Note 16), the company provided advanced training and certification in a variety of technologies and revenue was recognized on delivery.

     5) Prior to the sale of the technology division (Note 16), the company licensed software in the form of a Human Capital Management System called Njoyn. The revenue associated with providing this software consisted of an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements was based on the company's determination of the fair value of the elements if they had been sold separately. The customers had the right to choose a provider to host the software which was unrelated to the company. The set-up fee and customization revenue was recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract.

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

     6) Prior to the sale of the technology division (Note 16), the company also signed contracts for the customization or development of SecondWave, a web development software in accordance with specifications of its clients. The project plan defined milestones to be accomplished and the costs associated. These amounts were billed as they were accomplished and revenue was recognized as the milestones were reached. The work in progress for costs incurred beyond the last accomplished milestone was reflected at the period end. The contracts did not include any post-contract customer support. Additional customer support services were provided at standard daily rates, as services are required.

     k)   Goodwill

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

     m)  Foreign Currency

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     r) Computer software costs

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

     s) Investments in Non-Related Companies

     The company records its investments in companies in which it holds a 20% or more interest and in which the company can exercise significant influence over the investee's operating and financial policies on the equity basis.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)



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

     t) Recent Pronouncements

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     u) Advertising Costs

     Advertising costs are expensed as incurred.


3.   STOCK OPTION PLANS


                                                                   OPTIONS     WEIGHTED
                                                                                AVERAGE
                                                                               EXERCISE
                                                                                  PRICE

      a)Options outstanding at December 31, 2002                 1,110,492
                                                                 =========
         Options forfeited during the year                         (13,000)       3.19
                                                                 ---------
         Options outstanding at December 31, 2003                1,097,492
                                                                 =========
         Options forfeited during the period                       (4,000)        3.19
                                                                 ---------
         Options outstanding at March 31, 2004                   1,093,492
                                                                 =========


         Options exercisable December 31, 2003                   1,097,492        1.90
         Options available for future grant December 31, 2003   20,013,000
         Options exercisable March 31, 2004                      1,093,492        1.90
         Options available for future grant March 31, 2004      20,017,000




        b) Range of Exercise Prices at March 31, 2004




                                Outstanding     Weighted          Options         Options     Weighted
                                    Options      Average      Outstanding     exercisable      Average
                                               Remaining          Average                     Exercise
                                                    Life   Exercise Price                        Price


                 $2.10 - $3.25      548,492       1 year            $2.81         548,492        $2.79

                  $1 and under      545,000    1.86 years           $0.75         545,000        $0.75


     c) Pro-forma net income

     At March 31, 2004, the company has five stock-based employee compensation plans, which are described more fully in Note 13(d). The company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation. SFAS No.123 was amended by SFAS No. 148 which requires more prominent disclosure of stock based compensation.



THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                        Three Months Ended         Three Months Ended
                                                            March 31, 2004             March 31, 2003
                                                            --------------             --------------

     Net loss as reported                                        (792,230)                (4,655,583)
     Deduct:  Total stock-based employee
     compensation expense determined under fair
     value based method for all awards net of
     related tax effects                                           (1,895)                   (41,202)
                                                                  -------                   --------

     Pro forma net loss                                          (794,125)                (4,696,785)
                                                                 =========                ===========

     Loss per share:
     Basic and diluted loss per share, as reported                  (0.00)                     (0.08)
                                                                    ======                     ======

     Pro forma loss per share                                       (0.00)                     (0.08)
                                                                    ======                     ======




     d) Black Scholes Assumptions

      The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                                        2001 GRANTS
                                                        -----------
     Risk free interest rates                                 4.76%
     Volatility factors                                        100%
     Weighted average expected life                      4.90 years
     Weighted average fair value per share                      .74
     Expected dividends                                 -----------

     There were no option grants in the three months ended March 31, 2004. There were no option grants in the year ended December 31, 2003.


4. ACCOUNTS RECEIVABLE
                                            March 31, 2004   December 31, 2003
                                            --------------   -----------------
                                                         $                  $
     Accounts receivable                         2,280,188          1,952,908
     Less:  Allowance for doubtful accounts      (191,347)          (186,847)
                                                 ---------          ---------
                                                 2,088,841          1,766,061
                                                 =========          =========

     Allowance for doubtful accounts
     Balance, beginning of period                  186,847            236,793
     Provision                                       4,500             44,359
     Recoveries                                         --           (94,305)
                                                        --           --------
     Balance, end of period                        191,347            186,847
                                                   =======            =======



5. PROPERTY AND EQUIPMENT



                                                     March 31, 2004                   December 31, 2003
                                       -------------------------------------------   --------------------

                                                         ACCUMULATED
                                              COST      AMORTIZATION          NET              NET
                                                 $                 $            $                $

     Furniture and equipment               506,404           353,780      152,624          162,544
     Computer equipment and software     5,343,260         4,431,424      911,836        1,014,540
     Leasehold improvements                 92,516            86,467        6,049            5,667
                                            ------            ------        -----            -----

                                         5,942,180         4,871,671    1,070,509        1,182,751
                                         =========         =========    =========        =========

     Assets under capital lease            465,194           450,264       14,930           25,464
                                           =======           =======       ======           ======

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)




     Amortization of property and equipment for the three months ended March 31, 2004 amounted to $109,591 including amortization of assets under capital lease of $12,151.

     Amortization of property and equipment for the year ended December 31, 2003 amounted to $541,309 including amortization of assets under capital lease of $67,875.


6. INVESTMENT IN NON-RELATED COMPANIES

       Investment in non-related companies are represented by the following:

                            March 31, 2004          December 31, 2003
                            --------------          -----------------
                                         $                    $
     Conexys                             1                    1
     Digital Cement                 45,668               45,668
                                    ------               ------

     Total                          45,669               45,669
                                    ======               ======


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


7.   GOODWILL

     Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:


                                                    March 31, 2004                            December 31,
                                                                                                  2003
                                --------------------------------------------------------    -----------------

                                                                 ACCUMULATED
                                                ACCUMULATED       IMPAIRMENT
                                     COST      AMORTIZATION           LOSSES        NET             NET
                                        $                 $                $                          $
     IT Recruitment
     (Systemsearch Consulting     448,634           303,337          145,297         --              --
     Services)

     Technical Publications &
     Engineering (CadCam Inc.)  5,518,858           535,164        1,234,962  3,748,732       3,748,732
                                ---------           -------        ---------  ---------       ---------

                                5,967,492           838,501        1,380,259  3,748,732       3,748,732
                                =========           =======        =========  =========       =========


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)




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



8. OTHER ASSET
                                            March 31, 2004    December 31, 2003
                                            --------------    -----------------
                                                         $                    $

     Cash surrender value of life insurance         56,086               53,321
                                                    ------               ------

     Total                                          56,086               53,321
                                                    ======               ======

     Amortization of other assets amounted to nil for the three months ended March 31, 2004 and the year ended December 31, 2003.


9. RECEIVABLE DISCOUNT FACILITY

     i) March 31, 2004

     At March 31, 2004, the company had a receivable discount facility in the amount of $1,065,000 with Morrison Financial Services Limited which allowed the company to borrow up to 75% of the value of qualified accounts receivables to a maximum of $2,000,000, bearing interest at 30% per annum.

     ii) December 31, 2003

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     During the quarter ended March 31, 2004, the Company sold an additional $25,000 in convertible debentures along with 1,428,571 warrants pursuant to the share purchase agreement (the "12% Senior Secured Convertible Debenture Agreement") dated December 5, 2002. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $25,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.0175 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

     On March 25, 2004, the Company entered into a new share purchase agreement with Bristol Investment Fund, Ltd. for the issuance and sale by the Company of debentures of up to $1,000,000. The first debenture of $350,000 was purchased together with 924,000,000 warrants on closing. The debenture will become due twelve months from the date of issuance. Bristol will have the right to acquire up to $350,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until March 25, 2011 at a purchase price of $.000417 per share. The Company is required to pay interest to Bristol on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

     On March 29, 2004, the Company entered into a new share purchase agreement with Tazbaz Holdings Limited for the issuance and sale by the Company of a $100,000 principal amount Convertible Debenture and 250,000,000 warrants to purchase shares of the Company's common stock. The debenture will become due twelve months from the date of issuance. Tazbaz Holdings Limited will have the right to acquire up to $100,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until March 29, 2011 at a purchase price of $.0004 per share. The Company is required to pay interest to Tazbaz Holdings Limited on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

     The proceeds of $475,000 received by the company were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $324,742.

     At March 31, 2004, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $615,576 which was credited to paid in capital and charged to earnings as interest expense.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)



11. LONG-TERM DEBT

     i) March 31, 2004

     Effective March 25, 2004, the Company amended its loan agreement with Terry Lyons. The balance of accrued interest was added to the original principal amount of $259,356 for a new principal balance of $299,768. Monthly payments of $10,000 will begin April 5, 2004 until the full amount of the note, including interest is paid in full. The interest rate was reduced from 30% per annum to US prime plus 14%.

     ii) December 31, 2003

     At December 31, 2003, the company had a loan balance of $259,356 with Terry Lyons and no principal payments had been made.



                                                                 March 31, 2004     December 31, 2003
                                                                 --------------     -----------------
                                                                              $                $
     a) Included therein:
     A loan with T. Lyons payable in monthly payments of $10,000 beginning April 5, 2004 and bearing interest at US prime plus
     14% per annum.  This loan is subordinated to Morrison              299,768          259,356
     Financial Services Limited

     Various capital leases with various payment
     terms and interest rates                                            18,421           33,620
                                                                         ------           ------
                                                                        318,189          292,976
     Less:  current portion                                             127,564          279,800
                                                                        -------          -------

     Total                                                             $190,625          $13,176
                                                                       ========          =======


     b) Future principal payments obligations as at March 31, 2004, were as follows:

                     2004                 97,564
                     2005                130,857
                     2006                 89,768
                     2007                    --
                     2008                    --
                                        --------
                                        $318,189
                                        ========

     c) Interest expense related to long-term debt was $31,829 for the three months ended March 31, 2004. Interest expense related to long-term debt was $119,339 for the year ended December 31, 2003.


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

     The company has accounted for its modification in the terms of its notes payable as troubled debt restructuring. Accordingly, the company has recognized a gain on the restructuring of the old debt based upon the difference between the total carrying value of the original debt (with any accrued interest) and the total future cash flows of the restructured debt. The gain on the restructured debt, included in expenses in the consolidated statement of operations is as follows:
         Old debt
            Principal balance                                    $ 675,000
            Accrued interest                                           -
                                                                 ----------
            Carrying value                                         675,000

            Common stock issued (2,631,185 shares at $0.0942)     (247,858)
            Principle balance of new debt                         (240,000)
            Interest (payable through maturity)                       -
                                                                 ----------
            Gain on restructured debt                            $ 187,142
                                                                 ==========

     All future cash payments under the modified terms will be accounted for as reductions of note payable and no interest expense will be recognized for any period between the closing date and the maturity date.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)


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


         Old debt
            Principal balance                                    $1,740,536
            Accrued interest                                             -
            Capital stock payable                                   225,000
                                                                 -----------
            Carrying value                                        1,965,536

            Common stock issued (4,000,000 shares at $0.0942)      (376,800)
            Principle balance of new debt                          (600,000)
            Interest, insurance and vehicle lease costs             (98,987)
                                                                 -----------
            Gain on restructured debt                             $ 889,749
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

                                         MARCH 31, 2004  DECEMBER 31, 2003
                                         --------------  -----------------
                                                      $                  $
     Note Payable to Roger Walters              224,000            224,000
     Note Payable to Denise Dunne               632,370            635,936
                                                -------            -------
                                                856,370            859,936
     Less:  current portion                     856,370            859,936
                                                -------            -------

     Total                                           --                 --
                                                     ==                 ==


13. CAPITAL STOCK

       a)  Authorized

            Unlimited   Common stock, no par value
            1,000,000   Preferred stock, issuable in series, rights to be
                        determined by the Board of Directors

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

     During the three months ended March 31, 2004, the company issued 197,488 shares of common stock, no par value per share, in consideration of consulting services in the amount of $336.

     During the three months ended March 31, 2004, the company issued 426,987,874 shares of its common stock upon the conversion of 12% Senior Secured Convertible Debentures in the amount of $310,000.

     c) Warrants

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)



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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)



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

     During the quarter ended March 31, 2004, the company issued 1,428,571 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at a purchase price of $.0175 per share.

     On March 25, 2004, the company issued 924,000,000 warrants to Bristol Investment Fund, Ltd. which are exercisable at any time and in any amount until March 25, 2011 at a purchase price of $.000417 per share.

     Pursuant to the March 29, 2004 convertible debenture, the company issued 250,000,000 warrants to Tazbaz Holdings Limited, which are exercisable at any time and in any amount until March 29, 2011 at a purchase price of $0.0004 per share.


     d) Stock Options

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)



14. DEFERRED INCOME TAXES AND INCOME TAXES

a)       Deferred Income Taxes

         The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:


                                                     March 31, 2004  December 31, 2003
                                                     --------------  -----------------
                                                                $               $
     Tax values of depreciable assets in excess
     of accounting values                                295,500              --
     Losses available to offset future income taxes    4,113,421        4,046,200
     Share issue costs                                   115,154          115,154
                                                       ---------        ---------
                                                                               --
                                                       4,524,075        4,161,354
     Less:  Valuation allowance                       (4,524,075)      (4,161,354)
                                                      ----------       ----------
                                                             --                --
                                                      ==========       ==========


     As part of the acquisitions of Cad Cam Inc. and MicroTech Professionals Inc., there was a change of control which resulted in the subsidiaries being required to change from the cash method to the accrual method of accounting for income tax purposes.


     b)     Current Income Taxes

            Current income taxes consist of:          March 31, 2004    December 31, 2003
                                                      --------------    -----------------
                                                                   $                    $

     Amount calculated at Federal and Provincial
     statutory rates                                      (311,303)            (3,704,770)
                                                        ----------            -----------
     Increase (decrease) resulting from:
     Permanent and other differences                       (50,150)              2,978,164
     Valuation allowance                                   362,721                 756,326
                                                        ----------            ------------
                                                           312,571               3,734,490
                                                        ----------            ------------
     Current income taxes                                    1,268                  29,720
                                                        ==========             ===========

     Issue expenses totaling approximately $1,300,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, the loss is available to be carried forward for seven years from the year the loss is incurred. The company has not reflected the benefit of utilizing non-capital losses totaling approximately $10,300,000 or a capital loss totaling $750,000 in the future as a deferred tax asset as at March 31, 2004. As at the completion of the March 31, 2004 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.



15. COMPREHENSIVE LOSS

     Comprehensive loss for the three months ended March 31, 2004:



                                                     March 31, 2004   December 31, 2003
                                                     --------------   -----------------
                                                                  $                   $
     Net loss                                             (792,230)         (9,033,628)
     Other comprehensive loss
        Foreign currency translation adjustments            (1,028)           (238,168)
                                                            -------           ---------

     Comprenhensive loss                                  (793,258)         (9,271,796)
                                                          =========         ===========

     The foreign currency translation adjustments are not currently adjusted for income taxes since the company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)




16. DISCONTINUED OPERATIONS

     Effective March 8, 2002, the Company sold its technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in the Company's technology division, including the employees of TidalBeach Inc. The company will not have future revenues from either its Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. There was no technology revenue for the three months ended March 31, 2004 and 2003. The net loss for the three months ended March 31, was $1,000 in 2004 and $3,000 in 2003.

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

     There was no training revenue for the three months ended March 31, 2004 and $70,000 in 2003. The net loss from the training division for the three months ended March 31, 2004 was $11,000 compared to net income of $30,000 in 2003.

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

     There was no IT recruitment revenue for the three months ended March 31, 2004 and $800,000 in 2003. Net income from the IT recruitment division for the three months ended March 31, 2004 was nil and $15,000 in 2003.

     The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc. and the IT recruitment division for the three months ended March 31,:

                                                              2004       2003
                                                              ----       ----
                                                                 $          $

     Revenues                                                   --    869,423
                                                                --    -------

     Income (loss) from operations before income taxes    (12,404)     39,744

     Provision for Income Taxes                               300         625
                                                          -------      ------

     Income (loss) from discontinued operations           (12,704)     39,119
                                                          ========     ======




17. SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The company issued common shares and warrants for the following:

                                     March 31, 2004          December 31, 2003
                                     --------------          -----------------
                                                  $                          $
     Services rendered                          336                    226,500
     Accounts payable                            --                    449,333
                                                 --                    -------
                                                336                    675,833
                                                ===                    =======

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)




18. SEGMENTED INFORMATION




     a) Sales by Geographic Area
                                                                Three Months Ended      Three Months Ended
                                                                March 31, 2004              March 31, 2003
                                                                ----------------        ------------------
                                                                               $                         $

     Canada                                                              222,837                    14,366
     United States of America                                          2,833,863                 2,475,922
                                                                       ---------                 ---------

                                                                       3,056,700                 2,490,288
                                                                       =========                 =========


     b) Net Income (Loss) by Geographic Area
                                                                Three Months Ended      Three Months Ended
                                                                March 31, 2004          March 31, 2003
                                                                ----------------        ------------------
                                                                               $                         $

     Canada                                                            (988,208)               (4,695,189)
     United States of America                                            195,978                    39,606
                                                                         -------                    ------

                                                                       (792,230)               (4,655,583)
                                                                       =========               ===========



     c)   Identifiable Assets by Geographic Area
                                                                  March 31, 2004         December 31, 2003
                                                                  --------------         -----------------
                                                                               $                         $

     Canada                                                            1,367,900                 1,369,904
     United States of America                                          6,011,375                 6,038,685
                                                                       ---------                 ---------

                                                                       7,379,275                 7,408,589
                                                                       =========                 =========


      d) Revenue and Gross Profit by Operating Segment
                                                                    Three Months        Three Months Ended
                                                            Ended March 31, 2004            March 31, 2003
                                                            --------------------        ------------------

                                                                               $                         $
     Revenue
       Tech Pubs and Engineering                                       2,972,921                 2,355,189
       IT Documentation                                                   83,779                   135,099
                                                                          ------                   -------

                                                                       3,056,700                 2,490,288
                                                                       =========                 =========

     Gross Profit
       Tech Pubs and Engineering                                         985,327                   695,755
       IT Documentation                                                   13,945                    26,581
                                                                          ------                    ------

                                                                         999,272                   722,336
                                                                         =======                   =======

     e) Revenues from Major Customers

     The consolidated entity had the following revenues from major customers:

     For the three months ended March 31, 2004, once customer had sales of $710,109 representing approximately 23% of total revenue.

     For the year ended December 31, 2003, one customer had sales of $1,568,232, representing approximately 15% of total revenue.

     f)  Purchases from Major Suppliers

     There were no significant purchases from major suppliers.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)



19. EARNINGS PER SHARE


     The company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.



                                                                Three Months Ended         Three Months Ended
                                                                 March 31, 2004             March 31, 2003
                                                                  -------------            --------------
                                                                               $                         $
     NUMERATOR
     Net loss from continuing operations                               (779,526)               (4,694,702)

     Income (loss) from discontinued operations                         (12,704)                    39,119
                                                                   -------------                ----------

     Net loss                                                          (792,230)               (4,655,583)
                                                                       =========               ===========

     DENOMINATOR
     Weighted Average common stock outstanding                     3,261,427,500                57,421,886
                                                                   =============                ==========

     Basic and diluted loss per common share from
     continuing operations                                                (0.00)                    (0.08)
                                                                   =============                ==========

     Basic and diluted loss per common share after
     discontinued operations                                              (0.00)                    (0.08)
                                                                   =============                ==========


     Average common stock outstanding                              3,261,427,500                57,421,886
     Average common stock issuable                                            --                        --
                                                                   -------------                ----------

     Average common stock outstanding assuming dilution            3,261,427,500                57,421,886
                                                                   =============                ==========


     The outstanding options and warrants as detailed in note 13 were not included in the computation of the diluted earnings per common share as the effect would be anti-dilutive.

     The earnings per share calculation (basic and diluted) does not include any common stock for common stock payable as the effect would be anti-dilutive.

     As indicated in Note 21, the company has issued 2,983,837,460 shares of its common stock to the convertible debenture holders upon the conversion of $2,835,000 of debentures and accrued interest.


20. COMMITMENTS AND CONTINGENCIES

     a)  Lease Commitments

      Minimum payments under operating leases for premises occupied by the company and its subsidiaries offices, located throughout
      Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at March 31, 2004, for the next five years are as follows:

                     2004        $324,731
                     2005         338,315
                     2006         112,343
                     2007         112,343
                     2008          37,448
               Thereafter              --
                                       --
                                 --------
                                 $925,180
                                 ========

     The lease commitments do not include two operating leases for premises that the company is currently sub leasing to the purchasers of the Canadian and United States training divisions. If the purchasers were to default on payment or abandon the premises, the company would be liable for annual payments of$282,096 expiring August 31, 2006 and $150,534 expiring September 30, 2010.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     On October 6, 2003, the Company entered into a settlement agreement with the Canadian Imperial Bank of Commerce ("CIBC") in the sum of $150,000. This settlement was pursuant to a claim filed against Thinkpath Training Inc., a subsidiary of the Company, with the Superior Court of Justice of Ontario, Canada, Court File No. 41967, demanding payment of damages in the sum of $150,000 pursuant to an operating account overdraft balance. The settlement includes payment of the overdraft, accrued interest and legal fees and will be paid in monthly installments over fifteen months beginning October 25, 2003. At March 31, 2004, an amount of $102,000 related to the above settlement is included in accounts payable.

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



21.  SUBSEQUENT EVENTS

     As of May 17, 2004, the Company has issued 2,983,837,460 shares of its common stock to the convertible debenture holders upon the conversion of $2,835,000 of debentures and accrued interest.



22.  FINANCIAL INSTRUMENTS

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



23. COMPARATIVE FIGURES

     Certain figures in the March 31, 2003 financial statements have been reclassified to conform with the basis of presentation used at March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

         At March 31, 2004, all of our investments in non-related companies totaling $45,669 were accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

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


THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

REVENUE

          For the three months ended March 31, 2004, we derived 93% of our revenue in the United States compared to 99% for the three months ended March 31, 2003. The decrease in total revenue derived from the United States is a result of the slight increase in engineering sales in Canada. At the beginning of 2003, a division was created to focus on building engineering services in Ontario in lieu of IT recruitment services, which had traditionally dominated our sales in Canada.

         For the three months ended March 31, 2004, our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 97% of total revenue compared to 95% for the three months ended March 31, 2003. Revenue from engineering services for the three months ended March 31, 2004 increased by $610,000 or 26% to $2,970,000 compared to $2,360,000 for the three months ended March 31, 2003.

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

         For the three months ended March 31, 2004, information technology documentation services represented approximately 3% of our revenue compared to 5% for the three months ended March 31, 2003. Revenue from information technology documentation services for the three months ended March 31, 2004 decreased by $60,000 or 43% to $80,000 compared to $140,000 for the three months ended March 31, 2003.

         The substantial decrease in revenue from information technology documentation services is primarily due to the loss of sales personnel and the general economic slowdown in this industry. This division offers a very specialized service, and relied on several key customers in a very localized market. Many of these customers have either cancelled projects or have put a number of their projects on hold. In response to these conditions, we terminated the staff in this division in 2002 and transferred the existing contracts to another office.

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


GROSS PROFIT

         Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of engineering services include wages, benefits, software training and project expenses. The average gross profit for the engineering division was 33% for the three months ended March 31, 2004 compared to 30% for the three months ended March 31, 2003. Gross profit for the three months ended March 31, 2004 increased by $290,000 or 42% to $990,000 compared to $700,000 for the three months ended March 31, 2003. The increase in gross profit for technical publications and engineering services is a result of the increase in higher margin contracts in engineering design, technical publications and documentation compared to the lower margins earned on traditional on-site engineering support. In addition, we are engaging in more time-and-materials based contracts versus fixed-cost contracts which prevents against project and costs overruns.

         The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the information technology division for the three months ended March 31, 2004 was 17% compared to 20% for the three months ended March 31, 2003. The decline in gross profit in the current period is a result of the decrease in higher margin permanent placements and the retention of lower margin contract placements of documentation specialists.

RESULTS OF OPERATIONS




                                      STATEMENTS OF OPERATIONS--PERCENTAGES
                                                     (UNAUDITED)
                                           THREE MONTHS ENDED MARCH 31,
                                          ------------------------------

                                              2004               2003
                                              ----               ----


REVENUE                                        100 %              100 %
                                              ----               ----

COST OF SERVICES                                67 %               71 %
                                              ----               ----
GROSS PROFIT                                    33 %               29 %
                                              ----               ----
EXPENSES
   Administrative                               19 %               28 %
   Selling                                      10 %               10 %
   Depreciation and amortization                 5 %                7 %
                                              ----               ----

Loss from continuing operations
  before interest charges                       (1)%              (16)%

  Interest charges                              24 %              172 %
                                              ----               ----
Loss from continuing operations
  before income taxes                          (25)%             (188)%

   Income taxes                                 -- %               -- %
                                              ----               ----
Loss from continuing operations                (25)%             (188)%

Loss from discontinued operations               (1)%                1 %

Net Loss                                       (26)%             (187)%
                                              ----               ----

RESULTS OF OPERATIONS

          Revenue. Revenue for the three months ended March 31, 2004 increased by $570,000 or 23%, to $3,060,000, as compared to $2,490,000 for the three months ended March 31, 2003. The increase is primarily attributable to new contracts with existing automotive, aerospace and defense customers that were awarded in the fourth quarter of 2003.

         Cost of Services. The cost of services for the three months ended March 31, 2004 increased by $290,000, or 16%, to $2,060,000, as compared to $1,770,000 for the three months ended March 31, 2003. The increase in cost of services is consistent with the increase in revenue. However, the cost of services as a percentage of revenue decreased from 71% for the three months ended March 31, 2003 to 67% for the three months ended March 31, 2004.

         Gross Profit. Gross profit for the three months ended March 31, 2004 increased by $280,000, or 39%, to $1,000,000 compared to $720,000 for the three months ended March 31, 2003. The increase in gross profit is consistent with the increase in revenue. As a percentage of revenue, gross profit increased from 29% for the three months ended March 31, 2003 to 33% for the three months ended March 31, 2004. The increase in gross profit is a result of the increase in higher margin contracts in engineering design, technical publications and documentation compared to the lower margins earned on traditional on-site engineering support. In addition, we are engaging in more time-and-materials based contracts versus fixed-cost contracts which prevents against project and costs overruns.

         Expenses. Expenses for the three months ended March 31, 2004 decreased by $100,000, or 9%, to $1,030,000 compared to $1,130,000 for the three months ended March 31, 2003.

         Administrative expenses decreased by $120,000 or 17% to $570,000 for the three months ended March 31, 2004 compared to $690,000 for the three months ended March 31, 2003. General administrative expenses including salaries and rent have decreased significantly over last year as a result of restructuring and general cost cutting.

         Selling expenses for the three months ended March 31, 2004 increased by $60,000, or 24%, to $310,000 from $250,000 for the three months ended March 31, 2003. The increase in selling expenses is consistent with the increase in sales as the sales team's compensation is commissioned based.

        For the three months ended March 31, 2004, depreciation and amortization expenses decreased by $50,000, or 26%, to $140,000 from $190,000 for the three months ended March 31, 2003.

        0perating Loss from Continuing Operations. For the three months ended March 31, 2004, losses from continuing operations decreased by $380,000 or 93% to a loss of $30,000 as compared to a loss of $410,000 for the three months ended March 31, 2003.

         Interest Charges. For the three months ended March 31, 2004, interest charges decreased by $3,530,000, or 82.5%, to $750,000 from $4,280,000 for the three months ended March 31, 2003. This decrease is attributable to the reduction of the value of the beneficial conversion feature on all issued convertible debentures which was determined to be $615,576 for the three months ended March 31, 2004 and $3,935,684 for the three months ended March 31, 2003.

         Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes for the three months ended March 31, 2004 decreased by $3,910,000 or 83% to a loss of $780,000 as compared to a loss of $4,690,000 for the three months ended March 31, 2003.

         Income Taxes. Income taxes for the three months ended March 31, 2004 decreased by $2,350 to $1,270 as compared to $3,620 for the three months ended March 31, 2003.

         Loss from Continuing Operations. Loss from continuing operations for the three months ended March 31, 2004 decreased by $3,910,000 or 83% to a loss of $780,000 compared to a loss of $4,690,000 for the three months ended March 31, 2003.

         Income (Loss) from Discontinued Operations. Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the three months ended March 31, 2004 and 2003.

          Effective March 8, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in our technology division, including the employees of TidalBeach Inc. We will not have future revenues from either the Njoyn or SecondWave products.

         There was no technology revenue for the three months ended March 31, 2004 and 2003. The operating loss from the technology division for the three months ended March 31, 2004 was $1,000 and $3,000 for the same period in 2003.

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

          As a result of these two transactions, we will not have future revenues from either training division. There was no training revenue for the three months ended March 31, 2004 and $70,000 for the same period in 2003. The operating loss from the training division for the three months ended March 31, 2004 was $10,000 compared to net income of $30,000 for the same period in 2003.

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

         There was no IT recruitment revenue for the three months ended March 31, 2004 and $800,000 for the same period in 2003. Net income from the IT recruitment division for the three months ended March 31, 2004 was nil and $15,000 in 2003.

         Net Loss. Net loss decreased by $3,870,000 or 83% to $790,000 for the three months ended March 31, 2004 compared to $4,660,000 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         With insufficient working capital from operations, our primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of convertible debentures. Our primary capital requirements include debt service and working capital needs.

           Our facility with Morrison Financial Services Limited is a receivable discount facility whereby we are able to borrow up to 75% of qualifying receivables at 30% interest per annum. At March 31, 2004, the balance on the receivable discount facility was $1,065,000 based on 75% of qualifying accounts receivable.

             During the three months ended March 31, 2004, we sold an additional $25,000 in convertible debentures along with 1,428,571 warrants pursuant to the share purchase agreement (the "12% Senior Secured Convertible Debenture Agreement") dated December 5, 2002. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $25,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.0175 per share. We are required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

          On March 25, 2004, we entered into a new share purchase agreement with Bristol Investment Fund, Ltd. for the issuance and sale of debentures of up to $1,000,000. The first debenture of $350,000 was purchased together with 924,000,000 warrants on closing. The debenture will become due twelve months from the date of issuance. Bristol will have the right to acquire up to $350,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until March 25, 2011 at a purchase price of $.000417 per share. We are required to pay interest to Bristol on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

          On March 29, 2004, we entered into a new share purchase agreement with Tazbaz Holdings Limited for the issuance and sale of a $100,000 principal amount Convertible Debenture and 250,000,000 warrants to purchase shares of our common stock. The debenture will become due twelve months from the date of issuance. Tazbaz Holdings Limited will have the right to acquire up to $100,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until March 29, 2011 at a purchase price of $.0004 per share. We are required to pay interest to Tazbaz Holdings Limited on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

          The proceeds of $475,000 were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $324,742. At March 31, 2004, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $615,576 which was credited to paid in capital and charged to earnings as interest expense.

          At March 31, 2004, we had cash of $230,000 and a working capital deficiency of $1,970,000. At March 31, 2004, we had a cash flow deficiency from operations of $760,000, largely attributable to the increase in accounts receivable of $320,000 and the decrease in accounts payable of $500,000. At March 31, 2003, we had cash of $140,000 and a working capital deficiency of $2,930,000. At March 31, 2003, we had cash flow from operations of $250,000.

         At March 31, 2004, we had a cash flow deficiency from investing activities of $40,000 related to the purchase of capital assets.

         At March 31, 2004 we had cash flow from financing activities of $580,000 attributable primarily to proceeds of $475,000 from the sale of convertible debentures and proceeds of $193,500 from the exercise of warrants. At March 31, 2003, we had a cash flow deficit from financing activities of $260,000 attributable primarily to the reduction in the receivable discount facility of $1,130,000 which was offset by the proceeds of $875,000 from the sale of convertible debentures.

        At March 31, 2004 we had a loan balance of $300,000 with an individual, Terry Lyons. Effective March 25, 2004, we amended our loan agreement with Terry Lyons. The balance of accrued interest was added to the original principal amount of $259,356 for a new principal balance of $299,768. Monthly payments of $10,000 will begin April 5, 2004 until the full amount of the note, including interest is paid in full. The interest rate was reduced from 30% per annum to US prime plus 14%. This loan is subordinated to Morrison Financial Services Limited.

         At March 31, 2004, we had approximately $20,000 outstanding on various capital leases with various payment terms and interest rates. The average balance on the terms of leases are 12 months and cover primarily the hardware and various software applications required to support our engineering division.

         At March 31, 2004, we had a note payable of $224,000 owed to Roger Walters, the former shareholder of CadCam Inc. Principal payments of $4,000 per month were to begin September 1, 2002 until August 1, 2007. This note is non-interest bearing.

         The note is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. We have not made any principal payments to Mr. Walters since December 2002 and we are currently in default of the loan agreement. As a result of the default, the principal balance bears interest at 12% per annum until payment is made.

         At March 31, 2004, we had a note payable of $630,000 owed to Denise Dunne-Fushi, the vendor of MicroTech Professionals Inc. Principal payments of $10,000 per month were to begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, we are obligated to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits until May 2004 and a vehicle lease until August 2004.

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


RECENT EVENTS


         As of May 17, 2004, we have issued 2,983,837,460 shares of our common stock upon to the convertible debenture holders upon the conversion of $2,835,000 of debentures and accrued interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See heading "Foreign Currency Translation" in Management's Discussion and Analysis of Financial Condition and Results Of Operations.


ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 45 days prior to the filing date of this Form 10-Q filed for the three months ended March 31, 2004 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting the officers on a timely basis to material information relating to us (including our wholly owned subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                 During the first quarter 2004, we sold convertible debentures and warrants for an aggregate of $25,000 pursuant to the share purchase agreement (the "12% Senior Secured Convertible Debenture Agreement") dated December 5, 2002. The debt is convertible into common stock at a discount to the market. In connection with the offering, we issued an aggregate of 1,428,571 warrants to purchase common stock. Pursuant to the terms of the initial offering as reported in the Form 8-K that we filed with the SEC on December 9, 2002, investors in that offering were granted the right to purchase an additional $2,200,000 of convertible debt. As a result of the sales made during the first quarter of 2004, there remain no convertible debentures and warrants available for purchase by the investors as at March 31, 2004.


                 During the first quarter 2004, we sold convertible debentures and warrants for an aggregate of $450,000 pursuant to a new share purchase agreement dated March 25, 2004. The debt is convertible into common stock at a discount to the market. In connection with the offering, we issued an aggregate of 1,174,000,000 warrants to purchase common stock. Pursuant to the terms of the initial offering as reported in the Form 8-K that we filed with the SEC on March 30, 2004, investors in that offering were granted the right to purchase an additional $650,000 of convertible debt. As a result of the sales made during the first quarter 2004, convertible debentures and warrants for an aggregate dollar amount of $550,000 remain available for purchase by the investors as at March 31, 2004.


        The proceeds from the sale of convertible debentures and warrants were used to repay debt obligations and for working capital. The offering, which was made to non-U.S. residents only, was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation S promulgated thereunder.

        In addition, during the first quarter 2004, we sold unregistered securities as described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. The purchasers of the securities in such transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. The purchasers of the securities in the transactions below were each sophisticated investors who were provided information about us and were able to bear the risk of loss of their entire investment.

        On February 17, 2004, we issued 197,488 shares of common stock, no par value per share, in consideration of consulting services in the amount of $336.

         We believe the above issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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


   Dated: May 21, 2004   By: /s/ Declan French By:       /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer