Form 10-Q
period 2004-06-30
THINKPATH INC
filed 2004-08-23
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM            TO
                                        ----------    -----------

                        COMMISSION FILE NUMBER
                                               ------------------

                                 THINKPATH INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                ONTARIO                               52-209027
      -------------------------------             --------------------
      (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)
                                                  201 WESTCREEK BOULEVARD

                       BRAMPTON, ONTARIO L6T 5S6
             ---------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (905) 460-3040
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
 SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2)

        HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                 YES [X] NO [ ]

         AS OF AUGUST 20, 2004 THERE WERE 5,562,295,779 SHARES OF COMMON
                   STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

                                 THINKPATH INC.

                   JUNE 30, 2004 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION



                                                                           Page
                                                                         Number
Item 1.  Financial Statements
             Interim Consolidated Balance Sheets as of June 30, 2004 and
             December 31, 2003..................................................
             Interim Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003................................
             Interim Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2004 and the year ended
             December 31, 2003..................................................
             Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003.......................................
             Notes to Interim Consolidated Financial Statements.................

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         Results of Operations..................................................

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............

Item 4.  Controls and Procedures................................................


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................

Item 2.  Changes in Securities and Use of Proceeds .............................

Item 3.  Defaults Upon Senior Securities .......................................

Item 4.  Submission of Matters to a Vote of Security Holders ...................

Item 5.  Other Information .....................................................

Item 6.  Exhibits and Reports on Form 8-K ......................................

ITEM 1.  FINANCIAL STATEMENTS





                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


                                          JUNE 30, 2004  DECEMBER 31, 2003
                                          -------------  -----------------
                                                      $                  $
                       ASSETS

CURRENT ASSETS
     Cash                                      766,499            483,443
     Accounts receivable                     2,243,143          1,766,061
     Prepaid expenses                          308,638            128,612
                                          ------------       ------------
                                             3,318,280          2,378,116

PROPERTY AND EQUIPMENT                         965,744          1,182,751

GOODWILL                                     3,748,732          3,748,732

INVESTMENT IN NON-RELATED COMPANIES             45,669             45,669

OTHER ASSET                                     57,425             53,321
                                          ------------       ------------
                                             8,135,850          7,408,589
                                          ============       ============

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                        JUNE 30, 2004   DECEMBER 31, 2003
                                                        -------------   -----------------
                                                                    $                   $
                          LIABILITIES
CURRENT LIABILITIES
     Receivable Discount Facility                             935,605           1,128,444
     Accounts payable                                       2,068,598           2,650,783
     Current portion of long-term debt                        123,430             279,800
     Current portion of notes payable                         853,491             859,936
     12% Convertible Debenture                                296,803             215,558
                                                         ------------        ------------

                                                            4,277,927           5,134,521

LONG-TERM DEBT                                                171,960              13,176
                                                         ------------        ------------

                                                            4,449,887           5,147,697
                                                         ============        ============

COMMITMENTS AND CONTINGENCIES (NOTE 20)

                              STOCKHOLDERS' EQUITY


CAPITAL STOCK                                              46,634,021          43,576,292

DEFICIT                                                   (41,627,329)        (39,999,711)

ACCUMULATED OTHER COMPREHENSIVE LOSS                       (1,320,729)         (1,315,689)
                                                         ------------        ------------

                                                            3,685,963           2,260,892
                                                         ------------        ------------
                                                            8,135,850           7,408,589
                                                         ============        ============




                 The accompanying notes are an integral part of these interim consolidated financial statements

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                      THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                       2004               2003                     2004             2003
                                                  --------------    --------------           --------------    --------------
                                                               $                 $                        $                 $
REVENUE                                                3,325,184         2,471,706                6,381,885         4,961,993

COST OF SERVICES                                       2,050,188         1,615,654                4,107,616         3,383,606
                                                  --------------    --------------           --------------    --------------

GROSS PROFIT                                           1,274,996           856,052                2,274,269         1,578,387
                                                  --------------    --------------           --------------    --------------
EXPENSES
     Administrative                                      579,321           541,999                1,152,726         1,194,042
     Selling                                             346,235           250,385                  659,151           503,017
     Depreciation and amortization                       138,750           184,571                  281,016           376,636
                                                  --------------    --------------           --------------    --------------
                                                       1,064,306           976,955                2,092,893         2,073,695

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INTEREST CHARGES                             210,690          (120,903)                 181,376          (495,308)

     Interest Charges                                  1,028,551           796,120                1,777,495         5,076,882
                                                  --------------    --------------           --------------    --------------
LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                (817,861)         (917,023)              (1,596,119)       (5,572,190)

     Income Taxes                                          3,208             8,404                    4,476            12,023
                                                  --------------    --------------           --------------    --------------

LOSS FROM CONTINUING OPERATIONS                         (821,069)         (925,427)              (1,600,595)       (5,584,213)

INCOME (LOSS) FROM
     DISCONTINUED OPERATIONS
     (INCLUDING GAIN ON DISPOSAL)                        (14,319)          280,152                  (27,023)          283,355
                                                  --------------    --------------           --------------    --------------

NET LOSS                                                (835,388)         (645,275)              (1,627,618)       (5,300,858)
                                                  ==============    ==============           ==============    ==============
WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK OUTSTANDING
     BASIC AND DILUTED                             3,563,071,348       201,863,253            3,492,747,948       148,567,552
                                                  ==============    ==============           ==============    ==============

LOSS FROM CONTINUING OPERATIONS
     PER WEIGHTED AVERAGE COMMON
     STOCK BASIC AND DILUTED                               (0.00)            (0.00)                   (0.00)            (0.04)
                                                  ==============    ==============           ==============    ==============





                 The accompanying notes are an integral part of these interim consolidated financial statements

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND THE YEAR ENDED DECEMBER 31, 2003 (AMOUNTS EXPRESSED IN US DOLLARS)

                                                    COMMON                                                             ACCUMULATED
                                                     STOCK            CAPITAL                                                OTHER
                                                 NUMBER OF              STOCK                      COMPREHENSIVE     COMPREHENSIVE
                                                    SHARES            AMOUNTS        DEFICIT           LOSS                   LOSS
                                             --------------    --------------    --------------   --------------    --------------
Balance as of December 31, 2002                  66,258,043        33,367,034       (30,966,083)                        (1,077,521)
                                             ==============    ==============    ==============                     ==============

Net loss for the year                                   --                --         (9,033,628)       (9,033,628)
                                                                                                   --------------
Other comprehensive loss, net of tax
   Foreign currency translation                                                                          (238,168)      (238,168)
                                                                                                   --------------
Comprehensive loss                                                                                     (9,271,796)
                                                                                                   ==============
Conversion of 12% senior secured
convertible debenture                        2,368,413, 224           901,891              --

Interest on 12% senior secured
convertible debenture                           153,405,397           142,875              --

Debt settled through the issuance of
common stock                                     16,997,854           449,333              --

Common stock and warrants issued for
services                                         10,980,000           226,500              --

Warrants issued for cash                        121,184,669         1,241,514              --

Beneficial conversion on issuance of
convertible debt                                       --           7,247,145              --
                                             --------------    --------------    --------------                     --------------

Balance as of December 31, 2003               2,737,239,187        43,576,292       (39,999,711)                        (1,315,689)
                                             ==============    ==============    ==============                     ==============

Net loss for the period                                 --                --         (1,627,618)       (1,627.618)
                                                                                                   --------------

Other comprehensive loss, net of tax
  Foreign currency translation                                                                             (5,040)           (5,040)
                                                                                                   --------------
Comprehensive loss                                                                                     (1,632,658)
                                                                                                   ==============
Conversion of 12% senior secured
convertible debenture                         1,293,665,573           222,651              --

Interest on 12% senior secured
convertible debenture                            42,253,716            19,077              --

Common stock and warrants issued for
services                                        250,197,488           175,336              --

Warrants issued for cash                        377,053,570         1,100,225              --

Beneficial conversion on issuance of
convertible debt                                       --           1,540,440              --
                                             --------------    --------------    --------------                     --------------

Balance as of June 30, 2004                   4,700,409,534        46,634,021       (41,627,329)                        (1,320,729)
                                             ==============    ==============    ==============                     ==============




                   The accompanying notes are an integral part
               of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                                      2004           2003
                                                                   ----------    ----------
                                                                            $             $
Cash flows from operating activities
    Net loss                                                       (1,627,618)   (5,300,858)
                                                                   ----------    ----------
    Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
    Amortization                                                      302,969       387,023
    Amortization of beneficial conversion (included in interest)    1,540,440     4,650,706
    Interest on 12% senior secured convertible debentures              19,077        23,802
    Decrease (increase) in accounts receivable                       (470,466)      866,321
    Increase in prepaid expenses                                     (180,990)       (7,813)
    Decrease in accounts payable                                     (599,646)     (873,870)
    Decrease in long-term receivable                                     --          57,775
    Decrease in deferred revenue                                         --        (163,593)
    Common stock and warrants issued for services                     175,336       226,500
    Accounts payable settled with common stock                           --         449,333
    Gain on disposal of IT Recruitment division                          --        (190,627)
                                                                   ----------    ----------

    Net cash provided by (used in) operating activities              (840,898)      124,699
                                                                   ----------    ----------

Cash flows from investing activities
    Purchase of property and equipment                                (83,904)      (65,209)
    Proceeds on disposal of IT Recruitment division                      --         146,406
                                                                   ----------    ----------

    Net cash used in investing activities                             (83,904)       81,197
                                                                   ----------    ----------

Cash flows from financing activities
    Repayment of notes payable                                         (6,444)       (7,138)
    Repayment of long-term debt                                      (234,879)   (1,243,377)
    Proceeds from issuance of capital stock                           229,121          --
    Proceeds from issuance of debentures and warrants               1,175,000     1,450,000
                                                                   ----------    ----------

    Net cash provided by financing activities                       1,162,798       199,485
                                                                   ----------    ----------

Effect of foreign currency exchange rate changes                       45,060        58,639
                                                                   ----------    ----------

Net increase in cash                                                  283,056       464,020
Cash
    Beginning of period                                               483,443       114,018
                                                                   ----------    ----------
    End of period                                                     766,499       578,038
                                                                   ==========    ==========

SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                     222,592       332,963
                                                                   ==========    ==========
    Income taxes paid                                                   8,404        12,023
                                                                   ==========    ==========

SUPPLEMENTAL NON-CASH ITEMS:
    Common shares issued for liabilities                                 --         449,333
                                                                   ==========    ==========



                   The accompanying notes are an integral part
               of these interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)


1.   MANAGEMENT'S INTENTIONS AND GOING CONCERN

     Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant operating losses, working capital deficiencies, and violation of certain loan covenants. At June 30, 2004, the Company had a working capital deficiency of $959,647, a deficit of $41,627,329 and has suffered recurring losses from operations.

     With insufficient working capital from operations, the Company's primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of equity securities. At June 30, 2004, the balance on the receivable discount facility was approximately $935,605. The Company is currently within margin of its receivable discount facility with Morrison Financial Services Limited based on 75% of qualifying accounts receivable.

     During the three months ended June 30, 2004, the Company closed $700,000 in 12% senior secured convertible debentures pursuant to a financing arrangement entered into on March 25, 2004. The funds were used for various debt settlements and critical payables.

     As at August 20, 2004 management's plans to mitigate and alleviate these adverse conditions and events include:

     a) Ongoing restructuring of debt obligations and settlement of outstanding legal claims.
     b) Focus on growth in the engineering division, including design services and technical publications.
     c) Expansion of the engineering service offerings in Ontario, Canada.

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


3.   STOCK OPTION PLANS

                                                              OPTIONS  WEIGHTED
                                                                        AVERAGE
                                                                       EXERCISE
                                                                          PRICE

     a) Options outstanding at December 31, 2002            1,110,492

        Options forfeited during the year                     (13,000)     3.19
                                                          -----------
        Options outstanding at December 31, 2003            1,097,492

        Options forfeited during the period                    (6,000)     3.19
        Options expired during the period                    (181,492)     2.10
                                                          -----------
        Options outstanding at June 30, 2004                  910,000
                                                          ===========

        Options exercisable December 31, 2003               1,097,492      1.90
        Options available for future grant
          December 31, 2003                                20,013,000
        Options exercisable June 30, 2004                     910,000      1.90
        Options available for future grant
          June 30, 2004                                    20,200,492


      b) Range of Exercise Prices at June 30, 2004

                    Outstanding       Weighted           Options    Options          Weighted
                        Options        Average       Outstanding    exercisable       Average
                                     Remaining           Average                     Exercise
                                          Life    Exercise Price                        Price
                   -----------------------------------------------------------------------------
     $2.10 - $3.25      365,000      0.75 year         $2.81         365,000             $2.79
     $1 and under       545,000      1.66 years        $0.75         545,000             $0.75


     c) Pro-forma net income

     At June 30, 2004, the Company has five stock-based employee compensation plans, which are described more fully in Note 13(d). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation. SFAS No.123 was amended by SFAS No. 148 which requires more prominent disclosure of stock based compensation.

                                          Three Months Ended June 30,        Six Months Ended June 30,
                                               2004         2003                 2004         2003
                                             --------    ----------          ----------    ----------
     Net loss as reported                    (835,388)     (645,275)         (1,627,618)   (5,300,858)
     Deduct:  Total stock-based
     employee compensation expense
     determined under fair value
     based method for all awards net
     of related tax effects                      --         (41,202)             (1,895)      (82,404)
                                             --------    ----------          ----------    ----------
     Pro forma net loss                      (835,388)     (686,477)         (1,629,513)   (5,383,262)
                                             ========    ==========          ==========    ==========
     Loss per share:
     Basic and diluted loss per
     share, as reported                         (0.00)        (0.00)              (0.00)        (0.04)
                                             ========    ==========          ==========    ==========

     Pro forma loss per share                   (0.00)        (0.00)              (0.00)        (0.04)
                                             ========    ==========          ==========    ==========


     d) Black Scholes Assumptions

     The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                                    2001 GRANTS
                                                    -----------
     Risk free interest rates                           4.76%
     Volatility factors                                  100%
     Weighted average expected life                 4.90 years
     Weighted average fair value per share               .74
     Expected dividends                                   --

     There were no option grants in the six months ended June 30, 2004. There were no option grants in the year ended December 31, 2003.


4.   ACCOUNTS RECEIVABLE
                                              JUNE 30, 2004  DECEMBER 31, 2003
                                                ----------    -----------
                                                         $              $

       Accounts receivable                       2,431,360      1,952,908
       Less:  Allowance for doubtful accounts     (188,217)      (186,847)
                                                ----------     ----------
                                                 2,243,143      1,766,061
                                                ==========     ==========
       Allowance for doubtful accounts
       Balance, beginning of period                186,847        236,793
       Provision                                    22,738         44,359
       Recoveries                                  (21,368)       (94,305)
                                                ----------     ----------
       Balance, end of period                      188,217        186,847
                                                 ==========     ==========



5.   PROPERTY AND EQUIPMENT

                                                    June 30, 2004                   December 31, 2003
                                          --------------------------------------   ------------------
                                                         Accumulated
                                              Cost      Amortization         Net                  Net
                                                 $                 $           $                    $
                                         ---------------------------------------   ------------------
     Furniture and equipment               507,425           363,148     144,277              162,544
     Computer equipment and software     5,343,092         4,526,617     816,475            1,014,540
     Leasehold improvements                 92,516            87,524       4,992                5,667
                                         ---------         ---------     ------
                                         5,943,033         4,977,289     965,744            1,182,751
                                         =========         =========     =======            =========

     Assets under capital lease            450,922           447,393       3,529               25,464
                                           =======           =======       =====               ======

     Amortization of property and equipment for the six months ended June 30, 2004 amounted to $215,231including amortization of assets under capital lease of $16,607.

     Amortization of property and equipment for the year ended December 31, 2003 amounted to $541,309 including amortization of assets under capital lease of $67,875.

6.   INVESTMENT IN NON-RELATED COMPANIES

       Investment in non-related companies are represented by the following:

                             JUNE 30, 2004       DECEMBER 31, 2003
                             -------------       -----------------
                                         $                       $
     Conexys                             1                       1
     Digital Cement                 45,668                  45,668
                                    ------                  ------

     Total                          45,669                  45,669
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


7.   GOODWILL

     Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                                                              December 31,
                                                      June 30, 2004                               2003
                                 -------------------------------------------------------    -----------------
                                                                 Accumulated
                                                Accumulated       Impairment
                                     Cost      Amortization           Losses        Net                  Net
                                        $                 $                $                               $
                                 -------------------------------------------------------    -----------------
     IT Recruitment
     (Systemsearch Consulting
     Services)                     448,634           303,337         145,297        --                   --

      Technical Publications &
     Engineering (CadCam Inc.)   5,518,858          535,164        1,234,962  3,748,732            3,748,732
                                 ---------          -------        ---------  ---------            ---------

                                 5,967,492          838,501        1,380,259  3,748,732            3,748,732
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



8.  OTHER ASSET

                                                  JUNE 30, 2004          DECEMBER 31, 2003
                                                  -------------          -----------------
                                                              $                          $
     Cash surrender value of life insurance              57,425                     53,321
                                                         ------                     ------

     Total                                               57,425                     53,321
                                                         ======                     ======

     Amortization of other assets amounted to nil for the six months ended June 30, 2004 and the year ended December 31, 2003.


9.   RECEIVABLE DISCOUNT FACILITY

     i) June 30, 2004

     At June 30, 2004, the Company had a receivable discount facility in the amount of $935,605 with Morrison Financial Services Limited which allowed the Company to borrow up to 75% of the value of qualified accounts receivables to a maximum of $1,500,000, bearing interest at 30% per annum.

     ii) December 31, 2003

     At December 31, 2003, the Company had a receivable discount facility in the amount of $1,130,000 with Morrison Financial Services Limited which allowed the Company to borrow up to 75% of the value of qualified accounts receivables to a maximum of $3,000,000, bearing interest at 30% per annum.



10.   CONVERTIBLE DEBENTURE

     Pursuant to a share purchase agreement dated December 5, 2002, the Company entered into an agreement (the "12% Senior Secured Convertible Debenture Agreement"), with a syndicate of investors for debentures of up to $3,000,000. The first debenture of $800,000 was purchased together with 50,285,714 warrants on closing. The debenture will become due twelve months from the date of issuance. The investors will have the right to acquire up to $800,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until December 5, 2009 at a purchase price of $.0175 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On June 30, 2003 and July 22, 2003, 12,571,428 of these warrants were repriced from $.0175 to $.00137 per share. On October 14, 2003, 12,571,428 of these warrants were repriced from $.00137 to $.00075 per share. On June 18, 2004, 1,142,857 of these warrants were repriced from $.00075 to $.00025 per share.

     On December 18, 2002, the Company entered into a share purchase agreement with Tazbaz Holdings Limited for the issuance and sale by the Company of a $100,000 principal amount Convertible Debenture and 5,625,000 warrants to purchase shares of the Company's common stock. The debenture will become due twelve months from the date of issuance. Tazbaz Holdings Limited will have the right to acquire up to $100,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until December 18, 2009 at a purchase price of $.0175 per share. The Company is required to pay interest to Tazbaz Holdings Limited on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On April 7, 2004, all of these warrants were repriced from $.0175 to $.0004 per share.

     The proceeds of $900,000 received by the Company in 2002 were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $707,050. The value of the beneficial conversion feature was determined to be $2,898,328 which was credited to paid in capital and charged to earnings as interest expense in 2002.

     During the year ended December 31, 2003, the Company sold an additional $2,075,000 in convertible debentures along with 770,033,457 warrants. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $2,075,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at purchase prices ranging from $.0175 to $.00075 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On April 7, 2004, 11,999,999 of these warrants were repriced from $.0175 to $.0004 per share. On June 18, 2004, 279,324,980 of these warrants were repriced from $.00075 to $.00025 per share.

     The proceeds of $2,075,000 received by the Company in 2003 were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $1,150,625.

     At December 31, 2003, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $6,865,928 which was credited to paid in capital and charged to earnings as interest expense.

     On January 8, 2004, the Company sold an additional $25,000 in convertible debentures along with 1,428,571 warrants pursuant to the share purchase agreement (the "12% Senior Secured Convertible Debenture Agreement") dated December 5, 2002. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $25,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.0175 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On April 7, 2004 all of these warrants were repriced from $.0175 to $0.0004 per share

     On March 25, 2004, the Company entered into a new share purchase agreement with Bristol Investment Fund, Ltd. for the issuance and sale by the Company of debentures of up to $1,000,000. The first debenture of $350,000 was purchased together with 924,000,000 warrants on closing. The debenture will become due twelve months from the date of issuance. Bristol will have the right to acquire up to $350,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until March 25, 2011 at a purchase price of $.000417 per share. The Company is required to pay interest to Bristol on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On June 18, 2004, all of these warrants were repriced from $.000417 to $.00025 per share.

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

     On May 20 and June 18, 2004, the Company sold an additional $400,000 in convertible debentures together with 1,682,352,942 warrants to Bristol Investment Fund, Ltd. pursuant to the March 25, 2004 share purchase agreement. The debentures will become due twelve months from the date of issuance. Bristol will have the right to acquire up to $400,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.00025 per share. The Company is required to pay interest to Bristol on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

     On May 24, 2004 and June 18, 2004, the Company entered into new share purchase agreements with Tazbaz Holdings Limited for the issuance and sale by the Company of $300,000 principal amount Convertible Debentures and 1,157,142,857 warrants to purchase shares of the Company's common stock. The debentures will become due twelve months from the date of issuance. Tazbaz Holdings Limited will have the right to acquire up to $300,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.00025 per share. The Company is required to pay interest to Tazbaz Holdings Limited on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

     The proceeds of $1,175,000 received by the Company in the six months ended June 30, 2004 were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $871,104.

     At June 30, 2004, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $1,488,421 which was credited to paid in capital and charged to earnings as interest expense.


11.  LONG-TERM DEBT

     i) June 30, 2004

     Effective March 25, 2004, the Company amended its loan agreement with Terry Lyons. The balance of accrued interest was added to the original principal amount of $259,356 for a new principal balance of $299,768. Monthly payments of $10,000 began April 5, 2004 until the full amount of the note, including interest is paid in full. The interest rate was reduced from 30% per annum to US prime plus 14%.

     ii) December 31, 2003

     At December 31, 2003, the Company had a loan balance of $259,356 with Terry Lyons and no principal payments had been made.

                                                                  JUNE 30, 2004          DECEMBER 31, 2003
                                                                  -------------          -----------------
                                                                              $                          $
     a) Included therein:

     A loan with T. Lyons payable in monthly payments
     of $10,000 beginning April 5, 2004 and bearing
     interest at US prime plus 14% per annum.  This loan
     is subordinated to Morrison Financial Services Limited             282,825                    259,356

     Various capital leases with various payment
     terms and interest rates                                            12,565                     33,620
                                                                         ------                     ------
                                                                        295,390                    292,976
     Less:  current portion                                             123,430                    279,800
                                                                        -------                    -------

     Total                                                             $171,960                    $13,176
                                                                       ========                    =======


     b) Future principal payments obligations as at June 30, 2004, were as follows:

                     2004                          65,040
                     2005                         127,524
                     2006                         102,826
                     2007                             --
                     2008                             --
                                                ---------
                                                $ 295,390
                                                =========

     c) Interest expense related to long-term debt was $50,001 for the six months ended June 30, 2004. Interest expense related to long-term debt was $119,339 for the year ended December 31, 2003.

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

          Old debt
            Principal balance                                        $ 675,000
            Accrued interest                                              --
                                                                   ----------
            Carrying value                                            675,000

            Common stock issued (2,631,185 shares at $0.0942)        (247,858)
            Principle balance of new debt                            (240,000)
            Interest (payable through maturity)                           --
                                                                   ----------
            Gain on restructured debt                               $ 187,142
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

                                       JUNE 30, 2004          DECEMBER 31, 2003
                                       -------------          -----------------
                                                   $                          $
     Note Payable to Roger Walters           224,000                    224,000
     Note Payable to Denise Dunne            629,491                    635,936
                                             -------                    -------
                                             853,491                    859,936
     Less:  current portion                  853,491                    859,936
                                             -------                    -------

     Total                                        --                         --
                                             =======                    =======

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

     During the six months ended June 30, 2004, the Company issued 250,197,488 shares of common stock, no par value per share, in consideration of consulting services in the amount of $175,336. This includes 250,000,000 shares of common stock, no par value per share, issued to Jeffrey Flannery pursuant to a consulting agreement with the Company dated May 26, 2004 for the provision of marketing and business development consulting services for a period of one year.

     During the six months ended June 30, 2004, the Company issued 1,335,919,289 shares of its common stock upon the conversion of 12% Senior Secured Convertible Debentures in the amount of $552,000.

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

     On January 26, 2001, the Company: (a) repriced warrants to purchase up to 100,000 shares of its common stock, which warrants weres issued to a certain investor in the April 2000 private placement offering of Series B 8% Cumulative Preferred Stock, so that such warrants are exercisable at any time until April 16, 2005 at a new purchase price of $1.00 per share; (b) repriced warrants to purchase an aggregate of up to 280,693 shares of its common stock, which warrants were issued to the placement agent, certain financial advisors, and the placement agent's counsel in our August 2000 private placement offering of units, so that such warrants are exercisable at any time until August 22, 2005 at a new purchase price of $1.00 per share; and (c) issued warrants to purchase up to 250,000 shares of its common stock exercisable at any time and in any amount until January 26, 2006 at a purchase price of $1.50 per share. In February 2001, 150,000 of such warrants were exercised by KSH Investment Group, the placement agent in the Company's August 2000 private placement offering. The exercise prices of the revised and newly issued warrants are equal to, or in excess of, the market price of our common stock on the date of such revision or issuance.

     Following verbal agreements in December 2000, on January 24, 2001, the Company signed an agreement with The Del Mar Consulting Group, a California corporation, to represent it in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals. The Company issued a non-refundable retainer of 400,000 shares to Del Mar and is required to pay $4,000 per month for on-going consulting services. In addition, Del Mar has a warrant to purchase 400,000 shares of common stock at $1.00 per share and 100,000 shares at $2.00 which expires January 24, 2005 and which are exercisable commencing August 1, 2001. As the agreement to issue the non-refundable retainer was reached in December 2000, the 400,000 shares with a value of $268,000 has been included in the shares issued for services rendered and has been included in financing expenses for December 31, 2000. The commitment to issue the non-refundable deposit was effected in December 2000. The value of the warrants of $216,348 has been included in paid in capital in January 2001 and the expense was reflected over the six month period ending August 1, 2001. In April 2001, the warrants were cancelled and new warrants were issued which are exercisable at $0.55. 200,000 of the warrants are exercisable commencing April 2001 and the balance are exercisable commencing August 1, 2001. The value of the change in the warrants of $29,702 has been included in the paid in capital in April 2001 and the additional expense was amortized in the period ending August 1, 2001.

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

     On December 5, 2002, the Company issued 50,285,714 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount until December 5, 2009 at a purchase price of $.0175 per share. On June 30, 2003 and July 22, 2003, 12,571,428 of these warrants were repriced from $.0175 to $.00137 per share. On October 14, 2003, 12,571,428 of these warrants were repriced from $.00137 to $.00075 per share. On June 18, 2004, 1,142,857 of these warrants were repriced from $.00075 to $.00025 per share.

     Pursuant to the December 18, 2002 convertible debenture, the Company issued 5,625,000 warrants to Tazbaz Holdings Limited, which are exercisable at any time and in any amount until December 18, 2009 also at a purchase price of $0.175 per share. On April 7, 2004, all of these warrants were repriced from $.0175 to $.0004 per share.

     During the year ended December 31, 2003, the Company issued 770,033,457 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at purchase prices ranging from $.0175 to $.00075 per share. On June 30, 2003, 45,714,286 of these warrants were repriced from $.0175 to $.00875 per share. On October 14, 2003, 314,576,307 of these warrants were repriced from $.00137 to $.00075 per share. On April 7, 2004, 11,999,999 of these warrants were repriced from $.0175 to $.0004 per share. On June 18, 2004, 279,324,980 of these warrants were repriced from $.00075 to $.00025 per share.

     On January 8, 2004, the Company sold issued 1,428,571 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at a purchase price of $.0175 per share. On April 7, 2004 all of these warrants were repriced from $.0175 to $0.0004 per share

     On March 25, 2004, the Company issued 924,000,000 warrants to Bristol Investment Fund, Ltd. which are exercisable at any time and in any amount until March 25, 2011 at a purchase price of $.000417 per share. On June 18, 2004, all of these warrants were repriced from $.000417 to $.00025 per share.

     On March 25, 2004 the Company issued 250,000,000 warrants to Tazbaz Holdings Limited, which are exercisable at any time and in any amount until March 29, 2011 at a purchase price of $0.0004 per share.

     On May 20 and June 18, 2004, the Company issued 1,682,352,942 warrants to Bristol Investment Fund, Ltd. which are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.00025 per share.

     On May 24, 2004 and June 18, 2004, the Company issued 1,157,142,857 warrants to Tazbaz Holdings Limited which are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.00025 per share.


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

14.  DEFERRED INCOME TAXES AND INCOME TAXES

a)   Deferred Income Taxes

     The components of the future tax liability classified by source of temporary differences that gave rise to the benefitare as follows:

                                                                  JUNE 30, 2004          DECEMBER 31, 2003
                                                                  -------------          -----------------
                                                                              $                          $
     Tax values of depreciable assets in excess of                      295,550                         --
     accounting values
     Losses available to offset future income taxes                   4,128,955                  4,046,200
     Share issue costs                                                  115,154                    115,154
                                                                        -------                    -------
                                                                      4,539,659                  4,161,354
     Less:  Valuation allowance                                     (4,539,659)                (4,161,354)
                                                                    -----------               ------------
                                                                            --                         --
                                                                    ===========               ============

     As part of the acquisitions of Cad Cam Inc. and MicroTech Professionals Inc., there was a change of control which resulted in the subsidiaries being required to change from the cash method to the accrual method of accounting for income tax purposes.

     b) Current Income Taxes

    Current income taxes consist of:
                                         June 30, 2004      December 31, 2003
                                         -------------      -----------------
                                                     $                      $
     Amount calculated at Federal
      and Provincial                          (638,448)            (3,704,770)
                                             ---------            -----------
     statutory rates

     Increase (decrease) resulting from:
     Permanent and other differences           264,619              2,978,164
     Valuation allowance                       378,305                756,326
                                               -------                -------
                                               642,924              3,734,490
                                               -------              ---------
     Current income taxes                        4,476                 29,720
                                                 =====                 ======

     Issue expenses totaling approximately $1,300,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, the loss is available to be carried forward for seven years from the year the loss is incurred. The Company has not reflected the benefit of utilizing non-capital losses totaling approximately $10,300,000 or a capital loss totaling $750,000 in the future as a deferred tax asset as at June 30, 2004. As at the completion of the June 30, 2004 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.

15.  COMPREHENSIVE LOSS

                                                                Six Months Ended
                                                                  June 30, 2004          December 31, 2003
                                                                  -------------          -----------------
                                                                              $                          $
     Net loss                                                       (1,627,618)                (9,033,628)
     Other comprehensive loss
        Foreign currency translation adjustments                        (5,040)                  (238,168)
                                                                        -------                  ---------

     Comprehensive loss                                             (1,632,658)                (9,271,796)
                                                                    ===========                ===========


     The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.


16.  DISCONTINUED OPERATIONS

     Effective March 8, 2002, the Company sold its technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in the Company's technology division, including the employees of TidalBeach Inc. The Company will not have future revenues from either its Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. There was no technology revenue for the three months ended June 30, 2004 and 2003. The net loss for the three months ended June 30, was $1,300 in 2004 and $9,300 in 2003. There was no technology revenue for the six months ended June 30, 2004 and 2003. The net loss for the six months ended June 30, was $2,700 in 2004 and $12,100 in 2003.

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

     There was no training revenue for the three months ended June 30, 2004 and $94,000 in 2003. The net loss from the training division for the three months ended June 30, 2004 was $13,000 compared to net income of $66,000 in 2003. There was no training revenue for the six months ended June 30, 2004 and $162,000 in 2003. The net loss from the training division for the six months ended June 30, 2004 was $24,000 compared to net income of $94,000 in 2003.

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

     There was no IT recruitment revenue for the three months ended June 30, 2004 and $625,000 in 2003. Net income from the IT recruitment division for the three months ended June 30, 2004 was nil and $32,000 in 2003. There was no IT recruitment revenue for the six months ended June 30, 2004 and $1,430,000 in 2003. Net income from the IT recruitment division for the six months ended June 30, 2004 was nil and $11,000 in 2003.

     The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc. and the IT recruitment division for the three months and six months ended June 30:

                                                  Three Months Ended June 30,     Six Months Ended June 30,
                                                      2004           2003           2004            2003
                                                      ----           ----           ----            ----
                                                         $              $              $               $

     Revenues                                           --        719,443             --       1,588,867
                                                        --                            --       ---------

     Income (loss) from operations
     before income taxes                          (14,319)         89,525       (26,723)          93,353

     Provision for Income Taxes                         --             --            300             625

     Gain on disposal of IT Recruitment
     Division                                           --        190,627             --         190,627
                                                        --        -------             --         -------

     Income (loss) from discontinued
     operations                                   (14,319)        280,152       (27,023)         283,355
                                                  ========        =======       ========         =======




17.  SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company issued common shares and warrants for the following:

                                                     Six Months Ended
                                                        June 30, 2004             December 31, 2003
                                                        -------------             -----------------
                                                                    $                             $
     Services rendered                                        175,336                       226,500
     Accounts payable                                              --                       449,333
                                                                   --                       -------
                                                              175,336                       675,833
                                                              =======                       =======

18.     SEGMENTED INFORMATION

     a) Sales by Geographic Area
                                          Three Months Ended June 30,     Six Months Ended June 30,
                                               2004              2003           2004           2003
                                               ----              ----           ----           ----
                                                  $                 $              $              $

     Canada                                 122,339           130,774        345,177        163,520
     United States of America             3,202,845         2,340,932      6,036,708      4,798,473
                                          ---------         ---------  --  ---------      ---------

                                          3,325,184         2,471,706      6,381,885      4,961,993
                                          =========         =========      =========      =========


     b) Net Income (Loss) by Geographic Area
                                          Three Months Ended June 30,     Six Months Ended June 30,
                                               2004              2003           2004           2003
                                               ----              ----           ----           ----
                                                  $                 $              $              $

     Canada                             (1,404,561)         (932,729)    (2,392,768)    (5,596,248)
     United States of America               569,173           287,454        765,150        295,390
                                            -------           -------        -------        -------

                                          (835,388)         (645,275)    (1,627,618)    (5,300,858)
                                          =========         =========    ===========    ===========



     c)   Identifiable Assets by Geographic Area
                                                        June 30, 2004             December 31, 2003
                                                        -------------             -----------------
                                                                    $                             $

     Canada                                                 1,678,676                     1,369,904
     United States of America                               6,457,174                     6,038,685
                                                            ---------                     ---------

                                                            8,135,850                     7,408,589
                                                            =========                     =========



      d) Revenue and Gross Profit by Operating Segment

                                          Three Months Ended June 30,     Six Months Ended June 30,
                                               2004              2003           2004           2003
                                               ----              ----           ----           ----
                                                  $                 $              $              $
     Revenue
       Tech Pubs and Engineering          3,275,178         2,371,806      6,248,100      4,726,995
       IT Documentation                      50,006            99,900        133,785        234,998
                                             ------            ------        -------        -------

                                          3,325,184         2,471,706      6,381,885      4,961,993
                                          =========         =========      =========      =========

     Gross Profit
       Tech Pubs and Engineering          1,261,296           835,399      2,246,624      1,531,152
       IT Documentation                      13,700            20,653         27,645         47,235
                                             ------            ------         ------         ------

                                          1,274,996           856,052      2,274,269      1,578,387
                                          =========           =======      =========      =========

     e) Revenues from Major Customers

     The consolidated entity had the following revenues from major customers:

     For the three and six months ended June 30, 2004, once customer had sales of $1,247,344 and $1,957,452 representing approximately 38% and 31% of total revenue.

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

                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                        2004            2003                2004            2003
                                                  --------------    --------------     --------------    --------------
                                                           $              $              $               $
           NUMERATOR
           Net loss from continuing operations         (821,069)         (925,427)         (1,600,595)       (5,584,213)

           Income (loss) from discontinued
           operations                                   (14,319)          280,152             (27,023)          283,355

           Net loss                                    (835,388)         (645,275)         (1,627,618)       (5,300,858)
                                                 ==============    ==============      ==============    ==============

           DENOMINATOR
           Weighted Average common stock          3,563,071,348       201,863,253       3,492,747,948       148,567,552
                                                 ==============    ==============      ==============    ==============
           outstanding

           Basic and diluted loss per common
           share from continuing operations               (0.00)            (0.00)              (0.00)            (0.04)
                                                 ==============    ==============      ==============    ==============

           Basic and diluted loss per common
           share after discontinued operations            (0.00)            (0.00)              (0.00)            (0.04)
                                                 ==============    ==============      ==============    ==============


           Average common stock outstanding       3,563,071,348       201,863,253       3,492,747,948       148,567,552
           Average common stock issuable                   --                --                  --                --
                                                 --------------    --------------      --------------    --------------

           Average common stock outstanding
           assuming dilution                      3,563,071,348       201,863,253       3,492,747,948       148,567,552
                                                 ==============    ==============      ==============    ==============

     The outstanding options and warrants as detailed in note 13 were not included in the computation of the diluted earnings per common share as the effect would be anti-dilutive.

     The earnings per share calculation (basic and diluted) does not include any common stock for common stock payable, as the effect would be anti-dilutive.

     As of August 20, 2004, the Company has issued a total of 4,719,624,155 shares of its common stock to the convertible debenture holders upon the conversion of $3,186,500 of debentures and accrued interest.


20. COMMITMENTS AND CONTINGENCIES

     a)     Lease Commitments

      Minimum payments under operating leases for premises occupied by the Company and its subsidiaries offices, located throughout
      Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at June 30, 2004, for the next five years are as follows:

                     2004        $217,848
                     2005         338,315
                     2006         112,343
                     2007         112,343
                     2008          37,448
               Thereafter              --
                                       --
                                 --------
                                 $818,297
                                 ========

     The lease commitments do not include two operating leases for premises that the Company is currently sub leasing to the purchasers of the Canadian and United States training divisions. If the purchasers were to default on payment or abandon the premises, the Company would be liable for annual payments of$282,096 expiring August 31, 2006 and $150,534 expiring September 30, 2010.

     The lease commitments do not include an operating lease for premises located in the United States that was closed in the fourth quarter of 2002. The Company has not made any payments on this lease since the premises were abandoned. The Company does not intend to make any further payments and the lessor has not tried to enforce payment. The Company may be liable for a lease balance of $44,597which expires November 30, 2004.

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

     On October 6, 2003, the Company entered into a settlement agreement with the Canadian Imperial Bank of Commerce ("CIBC") in the sum of $150,000. This settlement was pursuant to a claim filed against Thinkpath Training Inc., a subsidiary of the Company, with the Superior Court of Justice of Ontario, Canada, Court File No. 41967, demanding payment of damages in the sum of $150,000 pursuant to an operating account overdraft balance. The settlement includes payment of the overdraft, accrued interest and legal fees and will be paid in monthly installments over fifteen months beginning October 25, 2003. At June 30, 2004, an amount of $64,000 related to the above settlement is included in accounts payable.

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

21.  SUBSEQUENT EVENTS

     Subsequent to June 30, 2004, the Company has issued an additional 861,886,245 shares of its common stock to the convertible debenture holders upon the conversion of $119,500 of debentures and accrued interest.

22.  FINANCIAL INSTRUMENTS

     a) Credit Risk Management

     The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies, which include the analysis of the financial position of its customers and the regular review of their credit limits. In some cases, the Company requires bank letters of credit or subscribes to credit insurance.

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



23.  COMPARATIVE FIGURES

     Certain figures in the June 30, 2003 financial statements have been reclassified to conform with the basis of presentation used at June 30, 2004.

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

         At June 30, 2004, all of our investments in non-related companies totaling $45,669 were accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

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

       Prior to the sale of our technology division, we licensed software in the form of a Human Capital Management System called Njoyn. The revenue associated with providing this software consisted of an initial set up fee, customization and training as agreed and an ongoing monthly per user fee. The allocation of revenue to the various elements was based on our determination of the fair value of the elements if they had been sold separately. The customers had the right to choose a provider to host the software which was unrelated to us. The set-up fee and customization revenue was recognized upon delivery of access to the software with customization completed in accordance with milestones determined by the contract. Revenue was recognized on a percentage of completion basis for contracts with significant amounts of customization and clearly defined milestones agreed to by the customer and an enforceable right to invoice and collect on a partial completion basis. For contracts that required significant customization, without clearly defined milestones, and an inability to estimate costs, revenue was reflected on a completed contract basis. Substantial completion was determined based on customer acceptance of the software.

       Prior to the sale of our technology division, we also signed contracts for the customization or development of SecondWave, an internet development software in accordance with specifications of our clients. The project plan defined milestones to be accomplished and the costs associated. These amounts were billed as they were accomplished and revenue was recognized as the milestones were reached. The work in progress for costs incurred beyond the last accomplished milestone was reflected at the period end. The contracts did not include any post-contract customer support. Additional customer support services were provided at standard daily rates, as services were required.


CARRYING VALUE GOODWILL AND INTANGIBLE ASSETS

         Prior to January 1, 2002, our goodwill and intangible assets were accounted for in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement required us to evaluate the carrying value of our goodwill and intangible assets upon the presence of indicators of impairment. Impairment losses were recorded when estimates of undiscounted future cash flows were less than the value of the underlying asset. The determination of future cash flows or fair value was based upon assumptions and estimates of forecasted financial information that may differ from actual results. If different assumptions and estimates were used, carrying values could be adversely impacted, resulting in write-downs that would adversely affect our earnings. In addition, we amortized our goodwill balances on a straight-line basis over 30 years. The evaluation of the useful life of goodwill required our judgment, and had we chosen a shorter time period over which to amortize goodwill, amortization expense would have increased, adversely impacting our operations.

         Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This statement requires us to evaluate the carrying value of goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in write-downs that could adversely affect our earnings.

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


THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

REVENUE

          For the three months ended June 30, 2004, we derived 96% of our revenue in the United States compared to 95% for the three months ended June 30, 2003. The slight increase in total revenue derived from the United States is a result of the decrease in engineering sales in Canada to $120,000 for the three months ended June 30, 2004 from $130,000 for the same period last year.

         For the three months ended June 30, 2004, our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 98% of total revenue compared to 96% for the three months ended June 30, 2003. Revenue from engineering services for the three months ended June 30, 2004 increased by $910,000 or 38% to $3,280,000 compared to $2,370,000 for the three months ended June 30, 2003. The increase in revenue from engineering services is largely attributable to the significant increase in sales to a major defense customer located in the United States pursuant to contracts won in the fourth quarter 2003 and the first quarter 2004. This customer represented approximately 38% of total revenue for the three months ended June 30, 2004 compared to 17% for the same period last year.

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

         For the three months ended June 30, 2004, information technology documentation services represented approximately 2% of our revenue compared to 4% for the three months ended June 30, 2003. Revenue from information technology documentation services for the three months ended June 30, 2004 decreased by $50,000 or 50% to $50,000 compared to $100,000 for the three months ended June 30, 2003.

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


GROSS PROFIT

         Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of engineering services include wages, benefits, software training and project expenses. The average gross profit for the engineering division was 39% for the three months ended June 30, 2004 compared to 35% for the three months ended June 30, 2003. Gross profit for the three months ended June 30, 2004 increased by $420,000 or 50% to $1,260,000 compared to $840,000 for the three months ended June 30, 2003. The increase in gross profit for technical publications and engineering services is a result of the increase in higher margin contracts in engineering design, technical publications and documentation compared to the lower margins earned on traditional on-site engineering support. In addition, we are engaging in more time-and-materials based contracts versus fixed-cost contracts which prevents against project and costs overruns.

         The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the information technology division for the three months ended June 30, 2004 was 27% compared to 21% for the three months ended June 30, 2003. The increase in gross profit in the current period is a result of the loss of a lower margin contract which expired in the second quarter.

THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2003

REVENUE

          For the six months ended June 30, 2004, we derived 95% of our revenue in the United States compared to 97% for the six months ended June 30, 2003. The decrease in total revenue derived from the United States is a result of the slight increase in engineering sales in Canada. At the beginning of 2003, a division was created to focus on building engineering services in Ontario in lieu of IT recruitment services, which had traditionally dominated our sales in Canada. During the six months ended June 30, 2004, this division closed several small contracts that resulted in revenues of $350,000 compared to $160,000 for the same period last year.

         For the six months ended June 30, 2004, our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 98% of total revenue compared to 95% for the six months ended June 30, 2003. Revenue from engineering services for the six months ended June 30, 2004 increased by $1,520,000 or 32% to $6,250,000 compared to
$4,730,000 for the six months ended June 30, 2003. The increase in revenue from engineering services is largely attributable to the significant increase in sales to a major defense customer located in the United States pursuant to contracts won in the fourth quarter 2003 and the first quarter 2004. This customer represented approximately 31% of total revenue for the six months ended June 30, 2004 compared to 11% for the same period last year.

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

         For the six months ended June 30, 2004, information technology documentation services represented approximately 2% of our revenue compared to 5% for the six months ended June 30, 2003. Revenue from information technology documentation services for the six months ended June 30, 2004 decreased by $100,000 or 43% to $130,000 compared to $230,000 for the six months ended June 30, 2003.

         The decrease in revenue from information technology documentation services is primarily due to the loss of sales personnel and the general economic slowdown in this industry. This division offers a very specialized service, and relied on several key customers in a very localized market. Many of these customers have either cancelled projects or have put a number of their projects on hold. In response to these conditions, we terminated the staff in this division in 2002 and transferred the existing contracts to another office.

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


GROSS PROFIT

         Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of engineering services include wages, benefits, software training and project expenses. The average gross profit for the engineering division was 36% for the six months ended June 30, 2004 compared to 32% for the six months ended June 30, 2003. Gross profit for the six months ended June 30, 2004 increased by $720,000 or 47% to $2,250,000 compared to $1,530,000 for the six months ended June 30, 2003. The increase in gross profit for technical publications and engineering services is a result of the increase in higher margin contracts in engineering design, technical publications and documentation compared to the lower margins earned on traditional on-site engineering support. In addition, we are engaging in more time-and-materials based contracts versus fixed-cost contracts which prevents against project and costs overruns.

         The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the information technology division for the six months ended June 30, 2004 was 21% compared to 20% for the six months ended June 30, 2003.

RESULTS OF OPERATIONS




                      STATEMENTS OF OPERATIONS--PERCENTAGES
                                   (UNAUDITED)

                                           THREE MONTHS          SIX MONTHS
                                          ENDED JUNE 30,       ENDED JUNE 30,
                                          --------------      ---------------

                                          2004      2003      2004       2003
                                          ----      ----      ----       ----


REVENUE                                   100 %      100 %     100 %      100 %
                                         ----       ----      ----       ----

COST OF SERVICES                           62 %       65 %      64 %       68 %
                                         ----       ----      ----       ----
GROSS PROFIT                               38 %       35 %      36 %       32 %
                                         ----       ----      ----       ----
EXPENSES
   Administrative                          18 %       22 %      18 %       24 %
   Selling                                 10 %       10 %      10 %       10 %
   Depreciation and amortization            4 %        8 %       4 %        8 %
                                         ----       ----      ----       ----

Income (loss) from continuing
operations before interest charges          6%        (5)%       4%      (10)%

  Interest charges                         31 %       32 %      28 %      102 %
                                         ----       ----      ----       ----
Loss from continuing operations
before income taxes                       (25)%      (37)%     (24)%     (112)%

   Income taxes                            -- %       -- %      -- %       -- %
                                         ----       ----      ----       ----
Loss from continuing operations           (25)%      (37)%     (24)%     (112)%

Income (loss) from discontinued
operations                                 -- %       11 %      -- %        6 %

Net Loss                                  (25)%      (26)%     (24)%     (106)%
                                         ----       ----      ----       ----

THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

          Revenue. Revenue for the three months ended June 30, 2004 increased by $860,000 or 35%, to $3,330,000, as compared to $2,470,000 for the three months ended June 30, 2003. The increase is primarily attributable to new contracts with existing defense, automotive, and aerospace customers that were awarded in the fourth quarter of 2003.

         Cost of Services. The cost of services for the three months ended June 30, 2004 increased by $430,000, or 27%, to $2,050,000, as compared to $1,620,000 for the three months ended June 30, 2003. The increase in cost of services is consistent with the increase in revenue. However, the cost of services as a percentage of revenue decreased from 65% for the three months ended June 30, 2003 to 62% for the three months ended June 30, 2004.

         Gross Profit. Gross profit for the three months ended June 30, 2004 increased by $410,000, or 48%, to $1,270,000 compared to $860,000 for the three months ended June 30, 2003. The increase in gross profit is consistent with the increase in revenue. As a percentage of revenue, gross profit increased from 35% for the three months ended June 30, 2003 to 38% for the three months ended June 30, 2004. The increase in gross profit is a result of the increase in higher margin contracts in engineering design, technical publications and documentation compared to the lower margins earned on traditional on-site engineering support. In addition, we are engaging in more time-and-materials based contracts versus fixed-cost contracts which prevents against project and costs overruns.

         Expenses. Expenses for the three months ended June 30, 2004 increased by $80,000, or 8%, to $1,060,000 compared to $980,000 for the three months ended June 30, 2003.

         Administrative expenses increased by $40,000 or 7% to $580,000 for the three months ended June 30, 2004 compared to $540,000 for the three months ended June 30, 2003. The increase reflects the additional rent and general office costs associated with the increased project work in the engineering services division in the second quarter of 2004.

         Selling expenses for the three months ended June 30, 2004 increased by $100,000, or 40%, to $350,000 from $250,000 for the three months ended June 30, 2003. The increase in selling expenses is consistent with the increase in sales as the sales team's compensation is commissioned based. In addition, new sales staff were hired in the second quarter of 2004.

        For the three months ended June 30, 2004, depreciation and amortization expenses decreased by $40,000, or 22%, to $140,000 from $180,000 for the three months ended June 30, 2003.

        0perating Income (Loss) from Continuing Operations. For the three months ended June 30, 2004, income from continuing operations increased by $330,000 or 275% to income of $210,0000 as compared to a loss of $120,000 for the three months ended June 30, 2003.

         Interest Charges. For the three months ended June 30, 2004, interest charges increased by $230,000, or 29%, to $1,030,000 from $800,000 for the three months ended June 30, 2003. This increase is attributable to the higher value of the beneficial conversion feature on all issued convertible debentures which was determined to be $872,845 for the three months ended June 30, 2004 compared to $539,142 for the three months ended June 30, 2003.

         Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes for the three months ended June 30, 2004 decreased by $100,000 or 11% to a loss of $820,000 as compared to a loss of $920,000 for the three months ended June 30, 2003.

         Income Taxes. Income taxes for the three months ended June 30, 2004 decreased by $5,000 to $3,000 as compared to $8,000 for the three months ended June 30, 2003.

         Loss from Continuing Operations. Loss from continuing operations for the three months ended June 30, 2004 decreased by $110,000 or 12% to a loss of $820,000 compared to a loss of $930,000 for the three months ended June 30, 2003.

         Income (Loss) from Discontinued Operations. Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the three months ended June 30, 2004 and 2003.

          Effective March 8, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in our technology division, including the employees of TidalBeach Inc. We will not have future revenues from either the Njoyn or SecondWave products.

         There was no technology revenue for the three months ended June 30, 2004 and 2003. The operating loss from the technology division for the three months ended June 30, 2004 was $1,000 and $9,000 for the same period in 2003.

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

          As a result of these two transactions, we will not have future revenues from either training division. There was no training revenue for the three months ended June 30, 2004 and $94,000 for the same period in 2003. The operating loss from the training division for the three months ended June 30, 2004 was $13,000 compared to net income of $66,000 for the same period in 2003.

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

         There was no IT recruitment revenue for the three months ended June 30, 2004 and $625,000 for the same period in 2003. Net income from the IT recruitment division for the three months ended June 30, 2004 was nil and $32,000 in 2003.

         Net Loss. Net loss increased by $190,000 or 29% to $840,000 for the three months ended June 30, 2004 compared to $650,000 for the three months ended June 30, 2003.

THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2003

          Revenue. Revenue for the six months ended June 30, 2004 increased by $1,420,000 or 29%, to $6,380,000, as compared to $4,960,000 for the six months ended June 30, 2003. The increase is primarily attributable to new contracts with existing defense, automotive, and aerospace customers that were awarded in the fourth quarter of 2003.

         Cost of Services. The cost of services for the six months ended June 30, 2004 increased by $730,000, or 22%, to $4,110,000, as compared to $3,380,000 for the six months ended June 30, 2003. The increase in cost of services is consistent with the increase in revenue. However, the cost of services as a percentage of revenue decreased from 68% for the six months ended June 30, 2003 to 64% for the six months ended June 30, 2004.

         Gross Profit. Gross profit for the six months ended June 30, 2004 increased by $690,000, or 44%, to $2,270,000 compared to $1,580,000 for the six months ended June 30, 2003. The increase in gross profit is consistent with the increase in revenue. As a percentage of revenue, gross profit increased from 32% for the six months ended June 30, 2003 to 36% for the six months ended June 30, 2004. The increase in gross profit is a result of the increase in higher margin contracts in engineering design, technical publications and documentation compared to the lower margins earned on traditional on-site engineering support. In addition, we are engaging in more time-and-materials based contracts versus fixed-cost contracts which prevents against project and costs overruns.

         Expenses. Expenses for the six months ended June 30, 2004 increased by $20,000, or 1%, to $2,090,000 compared to $2,070,000 for the six months ended June 30, 2003.

         Administrative expenses decreased by $40,000 or 3% to $1,150,000 for the six months ended June 30, 2004 compared to $1,190,000 for the six months ended June 30, 2003. The decrease reflects the reduction in administrative expenses as a result of cost cutting in the first quarter of 2004 specifically in the areas of salaries and general office expenses.

         Selling expenses for the six months ended June 30, 2004 increased by $160,000, or 32%, to $660,000 from $500,000 for the six months ended June 30, 2003. The increase in selling expenses is consistent with the increase in sales as the sales team's compensation is commissioned based. In addition, new sales staff were hired in the second quarter of 2004.

        For the six months ended June 30, 2004, depreciation and amortization expenses decreased by $100,000, or 26%, to $280,000 from $380,000 for the six months ended June 30, 2003.

        0perating Income (Loss) from Continuing Operations. For the six months ended June 30, 2004, income from continuing operations increased by $680,000 or 136% to income of $180,000 as compared to a loss of $500,000 for the six months ended June 30, 2003.

         Interest Charges. For the six months ended June 30, 2004, interest charges decreased by $3,300,000, or 65%, to $1,780,000 from $5,080,000 for the six months ended June 30, 2003. This decrease is attributable to the higher value of the beneficial conversion feature on all issued convertible debentures at June 30, 2003, which was determined to be $4,474,826 compared to $1,488,421 for the six months ended June 30, 2004.

         Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes for the six months ended June 30, 2004 decreased by $3,970,000 or 71% to a loss of $1,600,000 as compared to a loss of $5,570,000 for the six months ended June 30, 2003.

         Income Taxes. Income taxes for the six months ended June 30, 2004 decreased by $8,000 to $4,000 as compared to $12,000 for the six months ended June 30, 2003.

         Loss from Continuing Operations. Loss from continuing operations for the six months ended June 30, 2004 decreased by $3,980,000 or 71% to a loss of $1,600,000 compared to a loss of $5,580,000 for the six months ended June 30, 2003.

         Income (Loss) from Discontinued Operations. Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the six months ended June 30, 2004 and 2003.

         There was no technology revenue for the six months ended June 30, 2004 and 2003. The operating loss from the technology division for the six months ended June 30, 2004 was $3,000 and $12,000 for the same period in 2003.

           There was no training revenue for the six months ended June 30, 2004 and $162,000 for the same period in 2003. The operating loss from the training division for the six months ended June 30, 2004 was $24,000 compared to net income of $94,000 for the same period in 2003.

         There was no IT recruitment revenue for the six months ended June 30, 2004 and $1,430,000 for the same period in 2003. Net income from the IT recruitment division for the six months ended June 30, 2004 was nil and $11,000 in 2003. The gain on disposal of the IT recruitment division of $190,627 has been reflected in the Income (loss) from discontinued operations in 2003.

         Net Loss. Net loss decreased by $3,670,000 or 69% to $1,630,000 for the six months ended June 30, 2004 compared to $5,300,000 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         With insufficient working capital from operations, our primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of convertible debentures. Our primary capital requirements include debt service and working capital needs.

         Our facility with Morrison Financial Services Limited is a receivable discount facility whereby we are able to borrow up to 75% of qualifying receivables at 30% interest per annum. At June 30, 2004, the balance on the receivable discount facility was $935,000 based on 75% of qualifying accounts receivable.

           On January 8, 2004, we sold $25,000 in convertible debentures along with 1,428,571 warrants pursuant to the share purchase agreement (the "12% Senior Secured Convertible Debenture Agreement") dated December 5, 2002. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $25,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.0175 per share. We are required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On April 7, 2004 all of these warrants were repriced from $.0175 to $0.0004 per share

           On March 25, 2004, we entered into a new share purchase agreement with Bristol Investment Fund, Ltd. for the issuance and sale of debentures of up to $1,000,000. The first debenture of $350,000 was purchased together with 924,000,000 warrants on closing. The debenture will become due twelve months from the date of issuance. Bristol will have the right to acquire up to $350,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until March 25, 2011 at a purchase price of $.000417 per share. We are required to pay interest to Bristol on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On June 18, 2004, all of these warrants were repriced from $.000417 to $.00025 per share.

          On March 29, 2004, we entered into a new share purchase agreement with Tazbaz Holdings Limited for the issuance and sale of a $100,000 Convertible Debenture and 250,000,000 warrants. The debenture will become due twelve months from the date of issuance. Tazbaz Holdings Limited will have the right to acquire up to $100,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until March 29, 2011 at a purchase price of $.0004 per share. We are required to pay interest to Tazbaz Holdings Limited on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

         On May 20 and June 18, 2004, we sold an additional $400,000 in convertible debentures together with 1,682,352,942 warrants to Bristol Investment Fund, Ltd. pursuant to the March 25, 2004 share purchase agreement. The debentures will become due twelve months from the date of issuance. Bristol will have the right to acquire up to $400,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.00025 per share. We are required to pay interest to Bristol on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

           On May 24, 2004 and June 18, 2004, we entered into new share purchase agreements with Tazbaz Holdings Limited for the issuance and sale of $300,000 principal amount Convertible Debentures and 1,157,142,857 warrants. The debentures will become due twelve months from the date of issuance. Tazbaz Holdings Limited will have the right to acquire up to $300,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.00025 per share. We are required to pay interest to Tazbaz Holdings Limited on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

           The proceeds of $1,175,000 received by us in the six months ended June 30, 2004 were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $871,104.

           At June 30, 2004, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $1,488,421 which was credited to paid in capital and charged to earnings as interest expense.

         At June 30, 2004, we had cash of $770,000 and a working capital deficiency of $960,000. At June 30, 2004, we had a cash flow deficiency from operations of $840,000, largely attributable to the increase in accounts receivable of $470,000 and the decrease in accounts payable of $600,000. At June 30, 2003, we had cash of $580,000 and a working capital deficiency of $2,470,000. At June 30, 2003, we had cash flow from operations of $120,000.

         At June 30, 2004, we had a cash flow deficiency from investing activities of $80,000 related to the purchase of capital assets. At June 30, 2003, we had cash flow from investing activities of $80,000 largely attributable to the proceeds received on the disposal of our IT Recruitment division of $150,000.

         At June 30, 2004 we had cash flow from financing activities of $1,160,000 attributable primarily to proceeds of $1,175,000 from the sale of convertible debentures and proceeds of $230,000 from the exercise of warrants. At June 30, 2003, we had a cash flow from financing activities of $200,000 attributable primarily to proceeds of $1,450,000 from the sale of convertible debentures, which was offset by the reduction in the receivable discount facility of $1,240,000.

        At June 30, 2004 we had a loan balance of $280,000 with an individual, Terry Lyons. Effective March 25, 2004, we amended our loan agreement with Terry Lyons. The balance of accrued interest was added to the original principal amount of $259,356 for a new principal balance of $299,768. Monthly payments of $10,000 began April 5, 2004 and will continue until the full amount of the note, including interest is paid in full. The interest rate was reduced from 30% per annum to US prime plus 14%. This loan is subordinated to Morrison Financial Services Limited.

         At June 30, 2004, we had approximately $12,000 outstanding on various capital leases with various payment terms and interest rates. The average balance on the terms of leases are 12 months and cover primarily the hardware and various software applications required to support our engineering division.

         At June 30, 2004, we had a note payable of $224,000 owed to Roger Walters, the former shareholder of CadCam Inc. Principal payments of $4,000 per month were to begin September 1, 2002 until August 1, 2007. This note is non-interest bearing and is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. We have not made any principal payments to Mr. Walters since December 2002 and we are currently in default of the loan agreement. As a result of the default, the principal balance bears interest at 12% per annum until payment is made.

         At June 30, 2004, we had a note payable of $630,000 owed to Denise Dunne-Fushi, the vendor of MicroTech Professionals Inc. Principal payments of $10,000 per month were to begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, we were obligated to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits and a vehicle lease until May 2004.

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

         Despite our recurring losses and negative working capital, we believe that we have developed a business plan that, if successfully implemented, could substantially improve our operational results and financial condition. However, we can give no assurances that our current cash flows from operations, if any, borrowings available under our receivable discount facility, and proceeds from the sale of securities, will be adequate to fund our expected operating and capital needs for the next twelve months. The adequacy of our cash resources over the next twelve months is primarily dependent on our operating results and our ability to raise additional financing, which are subject to substantial uncertainties. Cash flow from operations for the next twelve months will depend, among other things, upon the effect of the current economic slowdown on our sales and management's ability to implement our business plan. The failure to return to profitability and optimize operating cash flow in the short term, and to successfully raise additional financing, could have a material adverse effect on our liquidity position and capital resources, which may force us to curtail our operations.


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


RECENT EVENTS


         Subsequent to June 30, 2004, we have issued an additional 861,886,245 shares of our common stock to the convertible debenture holders upon the conversion of $119,500 of debentures and accrued interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See heading "Foreign Currency Translation" in Management's Discussion and Analysis of Financial Condition and Results Of Operations.


ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 45 days prior to the filing date of this Form 10-Q filed for the three months ended June 30, 2004 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting the officers on a timely basis to material information relating to us (including our wholly owned subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                 During the second quarter 2004, we sold convertible debentures and warrants for an aggregate of $700,000 pursuant to a share purchase agreement dated March 25, 2004. The debt is convertible into common stock at a discount to the market. In connection with the offering, we issued an aggregate of

2,839,495,799 warrants to purchase common stock. Pursuant to the terms of the initial offering as reported in the Form 8-K that we filed with the SEC on March 30, 2004, investors in that offering were granted the right to purchase $1,000,000 of convertible debt. As a result of the sales made during the second quarter 2004, there remain no convertible debentures and warrants available for purchase by the investors as at June 30, 2004.


        The proceeds from the sale of convertible debentures and warrants were used to repay debt obligations and for working capital. The offering, which was made to non-U.S. residents only, was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation S promulgated thereunder.


                  During the second quarter 2004, we issued 250,000,000 shares of common stock, no par value per share, to Jeffrey W. Flannery pursuant to an Advisory and Consulting Agreement dated May 26, 2004. Under the terms of the agreement, Mr. Flannery will provide marketing and business development consulting services to the company for a period of one year. The shares were registered under Form S-8 as filed with the SEC on June 1, 2004




ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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


      Dated: August 23, 2004 By: /s/ Declan French By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer