Form 10-Q
period 2004-09-30
THINKPATH INC
filed 2004-11-22
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                       OR

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

        AS OF NOVEMBER 22, 2004 THERE WERE 9,662,365,979 SHARES OF COMMON
                   STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

                                 THINKPATH INC.
                SEPTEMBER 30, 2004 QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of September 30, 2004 and
         December 31, 2003....................................................
         Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003.............................
         Interim Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2004 and the year ended
         December 31, 2003....................................................
         Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003....................................
         Notes to Interim Consolidated Financial Statements...................

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

Item 6.  Exhibits and Reports on Form 8-K ....................................

ITEM 1.  FINANCIAL STATEMENTS


                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                          September 30, 2004   December 31, 2003
                                          ------------------   -----------------
                                                           $                   $

                                     ASSETS

CURRENT ASSETS
     Cash                                            143,685             483,443
     Accounts receivable                           2,160,399           1,766,061
     Prepaid expenses                                239,633             128,612
                                          ------------------   -----------------

                                                   2,543,717           2,378,116

PROPERTY AND EQUIPMENT                               925,604           1,182,751

GOODWILL                                           3,748,732           3,748,732

INVESTMENT IN NON-RELATED COMPANIES                   45,669              45,669

OTHER ASSET                                           58,765              53,321
                                          ------------------   -----------------

                                                   7,322,487           7,408,589
                                          ==================   =================

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                     September 30, 2004    December 31, 2003
                                                     ------------------    -----------------
                                                                      $                    $
                                   LIABILITIES

CURRENT LIABILITIES
     Receivable Discount Facility                               615,835            1,128,444
     Accounts payable                                         1,660,527            2,650,783
     Current portion of long-term debt                          123,541              279,800
     Current portion of notes payable                           853,491              859,936
     12% Convertible Debenture                                  226,078              215,558
                                                     ------------------    -----------------

                                                              3,479,472            5,134,521

LONG-TERM DEBT                                                  153,088               13,176
                                                     ------------------    -----------------

                                                              3,632,560            5,147,697
                                                     ==================    =================

COMMITMENTS AND CONTINGENCIES (NOTE 20)

                              STOCKHOLDERS' EQUITY

CAPITAL STOCK                                                47,682,489           43,576,292

DEFICIT                                                     (42,667,061)         (39,999,711)

ACCUMULATED OTHER COMPREHENSIVE LOSS                         (1,325,501)          (1,315,689)
                                                     ------------------    -----------------

                                                              3,689,927            2,260,892
                                                     ------------------    -----------------

                                                              7,322,487            7,408,589
                                                     ==================    =================


                 The accompanying notes are an integral part of these interim consolidated financial statements

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                THREE MONTHS ENDED SEPT 30,          NINE MONTHS ENDED SEPT 30,
                                                     2004              2003              2004              2003
                                                     ----              ----              ----              ----
                                                        $                 $                 $                 $
REVENUE                                         3,125,899         2,649,681         9,507,784         7,611,673

COST OF SERVICES                                1,981,507         1,770,861         6,089,123         5,154,467
                                           --------------    --------------    --------------    --------------

GROSS PROFIT                                    1,144,392           878,820         3,418,661         2,457,206
                                           --------------    --------------    --------------    --------------

EXPENSES
     Administrative                               583,840           563,406         1,736,566         1,757,448
     Selling                                      385,902           279,048         1,045,053           782,065
     Depreciation and amortization                118,683           143,155           399,699           519,791
                                           --------------    --------------    --------------    --------------
                                                1,088,425           985,609         3,181,318         3,059,304

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INTEREST CHARGES                       55,967          (106,789)          237,343          (602,098)

     Interest Charges                           1,064,652         1,700,638         2,842,147         6,777,521
                                           --------------    --------------    --------------    --------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                       (1,008,685)       (1,807,427)       (2,604,804)       (7,379,619)

     Income Taxes                                  15,906             1,343            20,382            13,366
                                           --------------    --------------    --------------    --------------

LOSS FROM CONTINUING OPERATIONS                (1,024,591)       (1,808,770)       (2,625,186)       (7,392,985)

INCOME (LOSS) FROM
     DISCONTINUED OPERATIONS
     (INCLUDING GAIN ON DISPOSAL)                 (15,141)          (49,062)          (42,164)          234,295
                                           --------------    --------------    --------------    --------------

NET LOSS                                       (1,039,732)       (1,857,832)       (2,667,350)       (7,158,690)
                                           ==============    ==============    ==============    ==============

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK OUTSTANDING
     BASIC AND DILUTED                      5,601,027,960       448,877,336     4,200,637,587       290,295,250
                                           ==============    ==============    ==============    ==============

LOSS FROM CONTINUING OPERATIONS
     PER WEIGHTED AVERAGE COMMON
     STOCK BASIC AND DILUTED                        (0.00)            (0.00)            (0.00)            (0.02)
                                           ==============    ==============    ==============    ==============

                 The accompanying notes are an integral part of these interim consolidated financial statements

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND THE YEAR ENDED
DECEMBER 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                                           ACCUMULATED
                                         COMMON STOCK         CAPITAL                                            OTHER
                                            NUMBER OF           STOCK                    COMPREHENSIVE   COMPREHENSIVE
                                               SHARES         AMOUNTS         DEFICIT             LOSS            LOSS
                                        ------------------------------------------------------------------------------
Balance as of December 31, 2002            66,258,043      33,367,034     (30,966,083)                      (1,077,521)
                                        =============================================                    =============
Net loss for the year                              --              --      (9,033,628)      (9,033,628)
                                                                                         -------------
Other comprehensive loss, net of tax:
   Foreign currency translation                                                               (238,168)       (238,168)
                                                                                         -------------

Comprehensive loss                                                                          (9,271,796)
                                                                                         =============
Conversion of 12% senior secured
convertible debenture                   2,368,413,224         901,891              --

Interest on 12% senior secured
convertible debenture                     153,405,397         142,875              --

Debt settled through the issuance of
common stock                               16,997,854         449,333              --

Common stock and warrants issued for
services                                   10,980,000         226,500              --

Warrants issued for cash                  121,184,669       1,241,514              --

Beneficial conversion on issuance of
convertible debt                                   --       7,247,145              --
                                        ---------------------------------------------                    -------------

Balance as of December 31, 2003         2,737,239,187      43,576,292     (39,999,711)                      (1,315,689)
                                        =============================================                    =============

Net loss for the period                            --              --      (2,667,350)      (2,667,350)
                                                                                         -------------
Other comprehensive loss, net of tax:
  Foreign currency translation                                                                  (9,812)         (9,812)
                                                                                         -------------

Comprehensive loss                                                                          (2,677,162)
                                                                                         =============
Conversion of 12% senior secured
convertible debenture                   4,223,054,463         293,376              --

Interest on 12% senior secured
convertible debenture                     180,460,870          29,380              --

Common stock and warrants issued for
services                                  250,197,488         175,336              --

Warrants issued for cash                  377,053,570       1,100,225              --

Beneficial conversion on issuance of
convertible debt                                   --       2,507,880              --
                                        ---------------------------------------------                    -------------

Balance as of September 30, 2004        7,768,005,578      47,682,489     (42,667,061)                      (1,325,501)
                                        =============================================                    =============


                 The accompanying notes are an integral part of
                these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                         2004          2003
                                                                         ----          ----
                                                                            $             $
Cash flows from operating activities
    Net loss                                                       (2,667,350)   (7,158,690)
                                                                   ----------    ----------

    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization                                                      432,363       557,147
    Amortization of beneficial conversion (included in interest)    2,507,880     6,179,406
    Interest on 12% senior secured convertible debentures              29,380        56,893
    Decrease (increase) in accounts receivable                       (369,870)      872,350
    Decrease (increase) in prepaid expenses                          (109,203)       32,189
    Decrease in accounts payable                                   (1,014,369)   (1,057,702)
    Decrease in long-term receivable                                       --        57,775
    Decrease in deferred revenue                                           --      (163,593)
    Common stock and warrants issued for services                     175,336       226,500
    Accounts payable settled with common stock                             --       449,333
    Debt forgiveness                                                       --       (30,565)
    Gain on disposal of IT Recruitment division                            --      (190,627)
                                                                   ----------    ----------

    Net cash used in operating activities                          (1,015,833)     (169,584)
                                                                   ----------    ----------

Cash flows from investing activities
    Purchase of property and equipment                               (173,598)      (92,295)
    Proceeds on disposal of IT Recruitment division                        --       146,406
                                                                   ----------    ----------

    Net cash provided by (used in) investing activities              (173,598)       54,111
                                                                   ----------    ----------

Cash flows from financing activities
    Repayment of notes payable                                         (6,444)      (31,453)
    Repayment of long-term debt                                      (572,711)   (1,532,119)
    Proceeds from issuance of capital stock                           229,121            --
    Proceeds from issuance of debentures and warrants               1,175,000     1,650,000
                                                                   ----------    ----------

    Net cash provided by financing activities                         824,966        86,428
                                                                   ----------    ----------

Effect of foreign currency exchange rate changes                       24,707       (17,356)
                                                                   ----------    ----------

Net decrease in cash                                                 (339,758)      (46,401)
Cash
    Beginning of period                                               483,443       114,018
                                                                   ----------    ----------
    End of period                                                     143,685        67,617
                                                                   ==========    ==========

SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                     304,887       598,121
                                                                   ==========    ==========
    Income taxes paid                                                  15,906        13,366
                                                                   ==========    ==========

SUPPLEMENTAL NON-CASH ITEMS:
    Common shares issued for liabilities                                   --       449,333
                                                                   ==========    ==========


                 The accompanying notes are an integral part of
                these interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)


1.    MANAGEMENT'S INTENTIONS AND GOING CONCERN

      Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant operating losses, working capital deficiencies, and violation of certain loan covenants. At September 30, 2004, the Company had a working capital deficiency of $935,755, a deficit of $42,667,061 and has suffered recurring losses from operations.

      With insufficient working capital from operations, the Company's primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of equity securities. At September 30, 2004, the balance on the receivable discount facility was $615,835. The Company is currently within margin of its receivable discount facility with Morrison Financial Services Limited based on 75% of qualifying accounts receivable.

      As at November 19, 2004, management's plans to mitigate and alleviate these adverse conditions and events include:

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

      b) Change of Name

      On June 6, 2001, the Company changed its name from Thinkpath.com Inc. to Thinkpath Inc.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)


      c) Principal Business Activities

      Thinkpath Inc. is an engineering services company which, along with its wholly-owned subsidiaries, Thinkpath US Inc. (formerly Cad Cam Inc.), Thinkpath Michigan Inc. (formerly Cad Cam of Michigan Inc.), Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.), provides engineering, design, technical publications and staffing, services to enhance the resource performance of clients. In addition, the Company owns the following companies which are currently inactive:
      Systemsearch Consulting Services Inc., International Career Specialists Ltd., Microtech Professionals Inc., E-Wink Inc. (80%), Thinkpath Training Inc. (formerly ObjectArts Inc.), Thinkpath Training US Inc. (formerly ObjectArts US Inc.) and TidalBeach Inc. In 2002, the Company sold Njoyn Software Incorporated, a wholly-owned subsidiary.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

3.    STOCK OPTION PLANS

                                                            OPTIONS     WEIGHTED
                                                                         AVERAGE
                                                                        EXERCISE
                                                                           PRICE

      a)    Options outstanding at December 31, 2002       1,110,492

            Options forfeited during the year                (13,000)       3.19
                                                           ---------
            Options outstanding at December 31, 2003       1,097,492

            Options forfeited during the period               (6,000)       3.19

            Options expired during the period               (431,992)       3.19
                                                           ---------
            Options outstanding at September 30, 2004        659,500
                                                           =========

            Options exercisable December 31, 2003          1,097,492        1.90

            Options available for future grant
            December 31, 2003                             20,013,000

            Options exercisable September 30, 2004           659,500        1.53

            Options available for future grant
            September 30, 2004                            20,450,992

      b)    Range of Exercise Prices at September 30, 2004

                                 Outstanding     Weighted          Options       Options    Weighted
                                     Options      Average      Outstanding   exercisable     Average
                                                Remaining          Average                  Exercise
                                                     Life   Exercise Price                     Price
                  $2.78 - $3.25      224,500    0.50 year            $3.15       224,500       $3.15
                  $1 and under       435,000   1.58 years            $0.70       435,000       $0.70

      c) Pro-forma net income

      At September 30, 2004, the Company has five stock-based employee compensation plans, which are described more fully in Note 13(d). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation. SFAS No.123 was amended by SFAS No. 148 which requires more prominent disclosure of stock based compensation.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

                                        Three Months Ended Sept 30,   Nine Months Ended Sept 30,
                                              2004            2003          2004            2003
                                              ----            ----          ----            ----
      Net loss as reported              (1,039,732)     (1,857,832)   (2,667,350)     (7,158,690)
      Deduct:  Total stock-based
      employee compensation expense
      determined under fair value
      based method for all awards net
      of related tax effects                    --         (20,858)       (1,895)        (85,114)
                                        ----------      ----------    ----------      ----------

      Pro forma net loss                (1,039,732)     (1,878,690)   (2,669,245)     (7,243,804)
                                        ==========      ==========    ==========      ==========

      Loss per share:
      Basic and diluted loss per
      share, as reported                     (0.00)          (0.00)        (0.00)          (0.02)
                                        ==========      ==========    ==========      ==========

      Pro forma loss per share               (0.00)          (0.00)        (0.00)          (0.02)
                                        ==========      ==========    ==========      ==========

      d) Black Scholes Assumptions

      The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                                      2001 GRANTS
      Expected dividends                              -----------
      Risk free interest rates                              4.76%
      Volatility factors                                     100%
      Weighted average expected life                   4.90 years
      Weighted average fair value per share                   .74
      Expected dividends                              -----------

      There were no option grants in the nine months ended September 30, 2004. There were no option grants in the year ended December 31, 2003.

4.    ACCOUNTS RECEIVABLE

                                              September 30, 2004    December 31, 2003
                                              ------------------    -----------------
                                                               $                    $
      Accounts receivable                              2,344,472            1,952,908
      Less: Allowance for doubtful accounts             (184,073)            (186,847)
                                              ------------------    -----------------
                                                       2,160,399            1,766,061
                                              ==================    =================

      Allowance for doubtful accounts
      Balance, beginning of period                       188,217              236,793
      Provision                                            1,500               44,359
      Recoveries                                          (5,644)             (94,305)
                                              ------------------    -----------------
      Balance, end of period                             184,073              186,847
                                              ==================    =================

5.    PROPERTY AND EQUIPMENT

                                                  September 30, 2004             December 31, 2003
                                        --------------------------------------   -----------------
                                                      ACCUMULATED
                                              COST   AMORTIZATION          NET                 NET
                                                 $              $            $                   $
      Furniture and equipment              507,425        372,334      135,091             162,544
      Computer equipment and software    5,388,579      4,602,078      786,501           1,014,540
      Leasehold improvements                92,516         88,504        4,012               5,667
                                        ----------     ----------   ----------          ----------

                                         5,988,520      5,062,916      925,604           1,182,751
                                        ==========     ==========   ==========          ==========

      Assets under capital lease           477,369        475,869        1,500              25,464
                                        ==========     ==========   ==========          ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

      Amortization of property and equipment for the nine months ended September 30, 2004 amounted to $300,756 including amortization of assets under capital lease of $27,181.

      Amortization of property and equipment for the year ended December 31, 2003 amounted to $541,309 including amortization of assets under capital lease of $67,875.

6.    INVESTMENT IN NON-RELATED COMPANIES

      Investment in non-related companies are represented by the following:

                                      September 30, 2004       December 31, 2003
                                      ------------------       -----------------
                                                       $                       $
      Conexys                                          1                       1
      Digital Cement                              45,668                  45,668
                                                  ------                  ------

      Total                                       45,669                  45,669
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

7.    GOODWILL

      Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                 September 30, 2004                    December 31, 2003
                                  --------------------------------------------------   -----------------
                                                             ACCUMULATED
                                               ACCUMULATED    IMPAIRMENT
                                       COST   AMORTIZATION        LOSSES         NET                 NET
                                          $              $             $                               $
      IT Recruitment
      (Systemsearch Consulting
      Services)                     448,634        303,337       145,297          --                  --

      Technical Publications &
      Engineering (CadCam Inc.)   5,518,858        535,164     1,234,962   3,748,732           3,748,732
                                  ---------      ---------     ---------   ---------           ---------

                                  5,967,492        838,501     1,380,259   3,748,732           3,748,732
                                  =========      =========     =========   =========           =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

8.    OTHER ASSET

                                              September 30, 2004    December 31, 2003
                                              ------------------    -----------------
                                                               $                    $
      Cash surrender value of life insurance              58,765               53,321
                                                          ------               ------

      Total                                               58,765               53,321
                                                          ======               ======

      Amortization of other assets amounted to nil for the nine months ended September 30, 2004 and the year ended December 31, 2003.

9.    RECEIVABLE DISCOUNT FACILITY

      i) September 30, 2004

      At September 30, 2004, the Company had a receivable discount facility in the amount of $615,835 with Morrison Financial Services Limited which allowed the Company to borrow up to 75% of the value of qualified accounts receivables to a maximum of $1,500,000, bearing interest at 30% per annum.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      The proceeds of $1,175,000 received by the Company in the nine months ended September 30, 2004 were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $871,104.

      At September 30, 2004, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $2,413,143 which was credited to paid in capital and charged to earnings as interest expense.

11.   LONG-TERM DEBT

      i) September 30, 2004

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

      ii) December 31, 2003

      At December 31, 2003, the Company had a loan balance of $259,356 with Terry Lyons and no principal payments had been made.

                                                             September 30, 2004   December 31, 2003
                                                             ------------------   -----------------
                                                                              $                   $
      a) Included therein:

      A loan with T. Lyons payable in monthly payments of
      $10,000 beginning April 5, 2004 and bearing interest
      at US prime plus 14% per annum. This loan is
      subordinated to Morrison Financial Services Limited               265,231             259,356

     Various capital leases with various payment
     terms and interest rates                                            11,398              33,620
                                                                         ------              ------
                                                                        276,629             292,976
     Less:  current portion                                             123,541             279,800
                                                                        -------             -------

     Total                                                             $153,088             $13,176
                                                                       ========             =======

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

      b) Future principal payments obligations as at September 30, 2004, were as follows:

            2004           32,520
            2005          128,878
            2006          115,231
            2007               --
            2008               --
                         --------
                         $276,629
                         ========

      c) Interest expense related to long-term debt was $70,475 for the nine months ended September 30, 2004. Interest expense related to long-term debt was $119,339 for the year ended December 31, 2003.

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

                                          September 30, 2004   December 31, 2003
                                          ------------------   -----------------
                                                           $                   $
            Note Payable to Roger Walters            224,000             224,000
            Note Payable to Denise Dunne             629,491             635,936
                                                     -------             -------
                                                     853,491             859,936
            Less: current portion                    853,491             859,936
                                                     -------             -------

            Total                                         --                  --
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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      During the nine months ended September 30, 2004, the Company issued 250,197,488 shares of common stock, no par value per share, in consideration of consulting services in the amount of $175,336. This includes 250,000,000 shares of common stock, no par value per share, issued to Jeffrey Flannery pursuant to a consulting agreement with the Company dated May 26, 2004 for the provision of marketing and business development consulting services for a period of one year.

      During the nine months ended September 30, 2004, the Company issued 4,403,515,333 shares of its common stock upon the conversion of 12% Senior Secured Convertible Debentures in the amount of $776,400.

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

      In connection with the Initial Public Offering, the underwriters received 110,000 warrants which were exercisable at a purchase price of $8.25 per share until June 1, 2004.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

14.   DEFERRED INCOME TAXES AND INCOME TAXES

      a)    Deferred Income Taxes

            The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:

                                                      September 30, 2004    December 31, 2003
                                                      ------------------    -----------------
                                                                       $                    $
      Tax values of depreciable assets in excess of
      accounting values                                          498,000                   --
      Losses available to offset future income taxes           3,260,400            4,046,200
      Share issue costs                                          115,154              115,154
                                                              ----------              -------
                                                               3,873,554            4,161,354
      Less: Valuation allowance                               (3,873,554)          (4,161,354)
                                                              ----------           ----------
                                                                      --                   --
                                                              ==========           ==========

      As part of the acquisitions of Cad Cam Inc. and MicroTech Professionals Inc., there was a change of control which resulted in the subsidiaries being required to change from the cash method to the accrual method of accounting for income tax purposes.

      b)    Current Income Taxes

            Current income taxes consist of:

                                                     September 30, 2004    December 31, 2003
                                                     ------------------    -----------------
                                                                      $                    $
      Amount calculated at Federal and Provincial
      statutory rates                                        (1,058,787)          (3,704,770)
                                                             ----------           ----------

      Increase resulting from:
      Permanent and other differences                         1,366,985            2,978,164
      Valuation allowance                                      (287.816)             756,326
                                                             ----------           ----------
                                                              1,080,519            3,734,490
                                                             ----------           ----------
      Current income taxes                                       21,732               29,720
                                                             ==========           ==========

      Issue expenses totaling approximately $1,300,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, the loss is available to be carried forward for seven years from the year the loss is incurred. The Company has not reflected the benefit of utilizing non-capital losses totaling approximately $8,200,000 or a capital loss totaling $750,000 in the future as a deferred tax asset as at September 30, 2004. As at the completion of the September 30, 2004 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

15.   COMPREHENSIVE LOSS

                                                    Nine Months Ended
                                                   September 30, 2004    December 31, 2003
                                                   ------------------    -----------------
                                                                    $                    $
      Net loss                                             (2,667,350)          (9,033,628)
      Other comprehensive loss
         Foreign currency translation adjustments              (9,812)            (238,168)
                                                              -------            ---------

      Comprehensive loss                                   (2,677,162)          (9,271,796)
                                                          ===========          ===========

      The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is situated in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

16.   DISCONTINUED OPERATIONS

      Effective March 8, 2002, the Company sold its technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in the Company's technology division, including the employees of TidalBeach Inc. The Company will not have future revenues from either its Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. There was no technology revenue for the three months ended September 30, 2004 and 2003. The net loss for the three months ended September 30 was $1,200 in 2004 and $12,000 in 2003. There was no technology revenue for the six months ended September 30, 2004 and 2003. The net loss for the nine months ended September 30, was $3,900 in 2004 and $24,000 in 2003.

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

      There was no training revenue for the three months ended September 30, 2004 and 2003. The net loss from the training division for the three months ended September 30, 2004 was $14,000 compared to $30,000 in 2003. There was no training revenue for the nine months ended September 30, 2004 and $162,000 in 2003. The net loss from the training division for the nine months ended September 30, 2004 was $39,000 compared to net income of $64,000 in 2003.

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

      There was no IT recruitment revenue for the three months ended September 30, 2004 and $18,000 in 2003. Net income from the IT recruitment division for the three months ended September, 2004 was nil compared to a net loss of $8,000 in 2003. There was no IT recruitment revenue for the nine months ended September 30, 2004 and $1,440,000 in 2003. Net income from the IT recruitment division for the nine months ended September 30, 2004 was nil and $3,000 in 2003.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

      The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc. and the IT recruitment division for the three months and nine months ended September 30:

                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                            -------------------------------    ------------------------------
                                                        2004           2003              2004            2003
                                                           $              $                 $               $
      Revenues                                            --         17,666                --       1,606,533
                                                    --------       --------          --------       ---------

      Income (loss) from operations
      before income taxes                            (14,091)       (48,762)          (40,814)         44,593

      Provision for Income Taxes                       1,050            300             1,350             925

      Gain on disposal of IT Recruitment
      Division                                            --             --                --         190,627
                                                    --------       --------          --------       ---------

      Income (loss) from discontinued
      operations                                     (15,141)       (49,062)          (42,164)        234,295
                                                    ========       ========          ========       =========

17.   SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      The Company issued common shares and warrants for the following:

                                      Nine Months Ended
                                     September 30, 2004      December 31, 2003
                                     ------------------      -----------------
                                                      $                      $
      Services rendered                         175,336                226,500
      Accounts payable                               --                449,333
                                                -------                -------
                                                175,336                675,833
                                                =======                =======

18.   SEGMENTED INFORMATION

      a) Sales by Geographic Area

                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                     -------------------------------    ------------------------------
                                                2004            2003              2004            2003
                                                ----            ----              ----            ----
                                                   $               $                 $               $
      Canada                                 216,620         224,222           561,796         387,742
      United States of America             2,909,279       2,425,459         8,945,988       7,223,931
                                           ---------       ---------         ---------       ---------

                                           3,125,899       2,649,681         9,507,784       7,611,673
                                           =========       =========         =========       =========

      b) Net Income (Loss) by Geographic Area

                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                2004            2003              2004            2003
                                                ----            ----              ----            ----
                                                   $               $                 $               $
      Canada                              (1,401,376)     (1,995,967)       (3,794,145)     (7,536,146)
      United States of America               361,644         138,135         1,126,795         377,456
                                          ----------      ----------        ----------      ----------

                                          (1,039,732)     (1,857,832)       (2,667,350)     (7,158,690)
                                          ==========      ==========        ==========      ==========

      c) Identifiable Assets by Geographic Area

                                                  September 30, 2004                 December 31, 2003
                                                  ------------------                 -----------------
                                                                   $                                 $
      Canada                                               1,157,716                         1,369,904
      United States of America                             6,164,771                         6,038,685
                                                           ---------                         ---------

                                                           7,322,487                         7,408,589
                                                           =========                         =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

      d) Revenue and Gross Profit by Operating Segment

                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                2004            2003              2004            2003
                                                ----            ----              ----            ----
                                                   $               $                 $               $
      Revenue
        Tech Pubs and Engineering          3,080,571       2,544,152          9,328,681      7,271,146
        IT Documentation                      45,318         105,529            179,103        340,527
                                          ----------      ----------        ----------      ----------

                                           3,125,899       2,649,681          9,507,784      7,611,673
                                          ==========      ==========        ==========      ==========

      Gross Profit
        Tech Pubs and Engineering          1,134,944         854,889          3,381,567      2,386,039
        IT Documentation                       9,448          23,931             37,094         71,167
                                          ----------      ----------        ----------      ----------

                                           1,144,392         878,820          3,418,661      2,457,206
                                          ==========      ==========        ==========      ==========

      e) Revenues from Major Customers

      The consolidated entity had the following revenues from major customers:

      For the three and nine months ended September 30, 2004, one customer had sales of $1,008,468 and $2,965,921 representing approximately 33% and 31% of total revenue.

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

                                               Three Months Ended September 30,   Nine Months Ended September 30,
                                                        2004              2003             2004             2003
                                                        ----              ----             ----             ----
                                                           $                 $                $                $
      NUMERATOR
      Net loss from continuing operations         (1,024,591)       (1,808,770)      (2,625,186)      (7,392,985)

      Income (loss) from discontinued
      operations                                     (15,141)          (49,062)         (42,164)          234,295
                                               -------------       -----------    -------------      -----------

      Net loss                                    (1,039,732)       (1,857,832)      (2,667,350)      (7,158,690)
                                               =============       ===========    =============      ===========

      DENOMINATOR
      Weighted Average common stock
      outstanding                              5,601,027,960       448,877,336    4,200,637,587      290,295,250
                                               =============       ===========    =============      ===========

      Basic and diluted loss per common
      share from continuing operations                 (0.00)            (0.00)           (0.00)           (0.03)
                                               =============       ===========    =============      ===========

      Basic and diluted loss per common
      share after discontinued operations              (0.00)            (0.00)           (0.00)           (0.02)
                                               =============       ===========    =============      ===========

      Average common stock outstanding         5,601,027,960       448,877,336    4,200,637,587      290,295,250
      Average common stock issuable                       --                --               --               --
                                                          --                --               --               --

      Average common stock outstanding
      assuming dilution                        5,601,027,960       448,877,336    4,200,637,587      290,295,250
                                               =============       ===========    =============      ===========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

      The outstanding options and warrants as detailed in note 13 were not included in the computation of the diluted earnings per common share as the effect would be anti-dilutive.

      The earnings per share calculation (basic and diluted) does not include any common stock for common stock payable, as the effect would be anti-dilutive.

      As of November 19, 2004, the Company has issued a total of 7,028,133,955 shares of its common stock to the convertible debenture holders upon the conversion of $3,291,400 of debentures and accrued interest.

20.   COMMITMENTS AND CONTINGENCIES

      a)    Lease Commitments

      Minimum payments under operating leases for premises occupied by the Company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at September 30, 2004, for the next five years are as follows:

                     2004        $110,480
                     2005         345,303
                     2006         119,715
                     2007         119,715
                     2008          39,905
               Thereafter              --
                                 --------
                                 $735,118
                                 ========

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

      On October 6, 2003, the Company entered into a settlement agreement with the Canadian Imperial Bank of Commerce ("CIBC") in the sum of $150,000. This settlement was pursuant to a claim filed against Thinkpath Training Inc., a subsidiary of the Company, with the Superior Court of Justice of Ontario, Canada, Court File No. 41967, demanding payment of damages in the sum of $150,000 pursuant to an operating account overdraft balance. The settlement includes payment of the overdraft, accrued interest and legal fees and will be paid in monthly installments over fifteen months beginning October 25, 2003. At September 30, 2004, an amount of $31,120 related to the above settlement is included in accounts payable.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

21.   SUBSEQUENT EVENTS

      Subsequent to September 30, 2004, the Company has issued an additional 2,308,509,800 shares of its common stock to the convertible debenture holders upon the conversion of $104,900 of debentures and accrued interest.

      On October 14, 2004, the Company signed a letter of intent with TBM Technologies Inc., an Ontario Corporation which provides Design Engineering services, pursuant to which the Company will purchase TBM for approximately $250,000 payable in shares of the Company's common stock with price protection for a period of two years from issuance. In the event that the vendors seek to sell their shares in an open market transaction within the two years following closing and the bid price is less than the price of the shares on issuance, the Company will be obligated to issue additional shares of unregistered common stock with a value equal to the difference up to a maximum of $250,000. The transaction will be effective November 1, 2004 and is anticipated to close on November 22, 2004.

      On November 12, 2004, the Company sold an additional $875,000 in convertible debentures with original issue discount (OID) together with 4,750,000,000 warrants to a group of investors including Bristol Investment Fund Ltd., Alpha Capital and Tazbaz Holdings Inc. Pursuant to the Share Purchase Agreement, the debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $875,000 (equal to 125% of the aggregate subscription amount of $700,000) worth of the Company's common stock at a price the lesser of $.0002 or 80% of the average of the three lowest intraday prices on three separate trading days during the twenty days trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.0002 per share. The Company received $615,000 in net proceeds from the transaction. The proceeds were used to settle debt and litigation settlement obligations with the balance to be used for working capital.

      On November 12, 2004, the Company reached a settlement with SITQ National Inc., of the action commenced at Toronto, Ontario as Court File No. 03-CV-256327CM3 against the Company by SITQ, in which SITQ claimed damages for breach of Lease for arrears of Rent, Additional Rent and other amounts payable pursuant to the Lease. In consideration of a monetary payment by the Company of approximately $261,000 and execution of a Mutual Full and Final Release, SITQ dismissed the aforementioned action and forgave the Company the balance of the rent arrears, future rents and damages of approximately $3,750,000.

      On November 12, 2004, the Company reached a settlement with Denise Dunne-Fushi with respect to the note payable to Dunne-Fushi by the Company in the amount of $629,491. In consideration of a monetary payment by the Company of $202,000 and execution of a Full and Final Release, Dunne-Fushi released the Company of all rights and debt held by her and forgave the balance of the note payable of approximately $427,491.

      On November 12, 2004, the Company reached a settlement with Roger Walters with respect to the note payable to Walters by the Company in the amount of $224,000 plus accrued interest. In consideration of a monetary payment by the Company of $33,600 and execution of a Full and Final Release, Walters released the Company of all rights and debt held by him and forgave the balance of the note payable and accrued interest of approximately $237,400.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

      The fair value of the Company's long-term debt is estimated on the quoted market prices for the same or similar debt instruments. The fair value of the long-term debt approximates the carrying value.

23.   COMPARATIVE FIGURES

      Certain figures in the September 30, 2003 financial statements have been reclassified to conform with the basis of presentation used at September 30, 2004.

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

OVERVIEW

      We are a global provider of engineering services including design, build, drafting, technical publishing and documentation, and on-site engineering support. Our customers include defense contractors, aerospace, automotive, health care and manufacturing companies, including Lockheed Martin, General Dynamics, General Electric, General Motors, Ford Motors, Cummins Engine, Magna, ABB and Hill-Rom Company.

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

      At September 30, 2004, all of our investments in non-related companies totaling $45,669 were accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

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

THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUE

      For the three months ended September 30, 2004, we derived 93% of our revenue in the United States compared to 92% for the three months ended September 30, 2003.

      For the three months ended September 30, 2004, our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 99% of total revenue compared to 96% for the three months ended September 30, 2003. Revenue from engineering services for the three months ended September 30, 2004 increased by $540,000 or 21% to $3,080,000 compared to $2,540,000 for the three months ended September 30, 2003. The increase in revenue from engineering services is largely attributable to the significant increase in sales to a major defense customer located in the United States pursuant to contracts won in the fourth quarter 2003 and the first quarter 2004. This customer represented approximately 32% of total revenue for the three months ended September 30, 2004 compared to 15% for the same period last year.

      Our engineering services include the complete planning, staffing, development, design, implementation and testing of a project. It can also involve enterprise-level planning and project anticipation. Our specialized engineering services include: design, build and drafting, technical publications and documentation. We outsource our technical publications and engineering services on both a time and materials and project basis. For project work, the services provided are defined by guidelines to be accomplished by milestone and revenue is recognized upon the accomplishment of the relevant milestone. As services are rendered, the costs incurred are reflected as Work in Progress. Revenue is recognized upon the persuasive evidence of an agreement, delivery of the service, and when the fee is fixed or determinable and collection is probable. Customers we provide engineering services to include General Dynamics, General Electric, General Motors, Lockheed Martin, Cummins Engines, Magna, ABB and Hill-Rom Company.

      For the three months ended September 30, 2004, information technology documentation services represented approximately 1% of our revenue compared to 4% for the three months ended September 30, 2003. Revenue from information technology documentation services for the three months ended September 30, 2004 decreased by $60,000 or 57% to $45,000 compared to $105,000 for the three months ended September 30, 2003.

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

GROSS PROFIT

      Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of engineering services include wages, benefits, software training and project expenses. The average gross profit for the engineering division was 37% for the three months ended September 30, 2004 compared to 34% for the three months ended September 30, 2003. Gross profit for the three months ended September 30, 2004 increased by $280,000 or 33% to $1,130,000 compared to $850,000 for the three months ended September 30, 2003. The increase in gross profit for technical publications and engineering services is a result of the increase in higher margin contracts in engineering design, technical publications and documentation compared to the lower margins earned on traditional on-site engineering support. In addition, we are engaging in more time-and-materials based contracts versus fixed-cost contracts which prevents against project and costs overruns.

      The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the information technology division for the three months ended September 30, 2004 was 21% compared to 23% for the three months ended September 30, 2003. Gross profit for the three months ended September 30, 2004 decreased by $15,000 or 63% to $9,000 compared to $24,000 for the three months ended September 30, 2003.

THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUE

      For the nine months ended September 30, 2004, we derived 94% of our revenue in the United States compared to 95% for the nine months ended September 30, 2003. The decrease in total revenue derived from the United States is a result of the slight increase in engineering sales in Canada. At the beginning of 2003, a division was created to focus on building engineering services in Ontario in lieu of IT recruitment services, which had traditionally dominated our sales in Canada. During the nine months ended September 30, 2004, this division closed several small contracts that resulted in revenues of $560,000 compared to $390,000 for the same period last year.

      For the nine months ended September 30, 2004, our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 98% of total revenue compared to 96% for the nine months ended September 30, 2003. Revenue from engineering services for the nine months ended September 30, 2004 increased by $2,060,000 or 28% to $9,330,000 compared to $7,270,000 for the nine months ended September 30, 2003. The increase in revenue from engineering services is largely attributable to the significant increase in sales to a major defense customer located in the United States pursuant to contracts won in the fourth quarter 2003 and the first quarter 2004. This customer represented approximately 31% of total revenue for the nine months ended September 30, 2004 compared to 12% for the same period last year.

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

      For the nine months ended September 30, 2004, information technology documentation services represented approximately 2% of our revenue compared to 4% for the nine months ended September 30, 2003. Revenue from information technology documentation services for the nine months ended September 30, 2004 decreased by $160,000 or 47% to $180,000 compared to $340,000 for the nine months ended September 30, 2003.

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

GROSS PROFIT

      Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of engineering services include wages, benefits, software training and project expenses. The average gross profit for the engineering division was 36% for the nine months ended September 30, 2004 compared to 33% for the nine months ended September 30, 2003. Gross profit for the nine months ended September 30, 2004 increased by $990,000 or 41% to $3,380,000 compared to $2,390,000 for the nine months ended September 30, 2003. The increase in gross profit for technical publications and engineering services is a result of the increase in higher margin contracts in engineering design, technical publications and documentation compared to the lower margins earned on traditional on-site engineering support. In addition, we are engaging in more time-and-materials based contracts versus fixed-cost contracts which prevents against project and costs overruns.

      The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the information technology division for the nine months ended September 30, 2004 was 21% which is consistent with the nine months ended September 30, 2003.

RESULTS OF OPERATIONS

                      STATEMENTS OF OPERATIONS--PERCENTAGES
                                   (UNAUDITED)

                                        THREE MONTHS         NINE MONTHS
                                       ENDED SPET 30,       ENDED SEPT 30,
                                       --------------      ---------------
                                       2004      2003      2004       2003
                                       ----      ----      ----       ----

REVENUE                                 100%      100%      100%       100%
                                       ----      ----      ----       ----

COST OF SERVICES                         63%       67%       64%        68%
                                       ----      ----      ----       ----
GROSS PROFIT                             37%       33%       36%        32%
                                       ----      ----      ----       ----
EXPENSES
   Administrative                        19%       21%       18%        23%
   Selling                               12%       11%       11%        10%
   Depreciation and amortization          4%        5%        4%         7%
                                       ----      ----      ----       ----

Income (loss) from continuing
operations before interest charges        2%       (4)%       3%        (8)%

  Interest charges                       34%       64%       30%        89%
                                       ----      ----      ----       ----
Loss from continuing operations
before income taxes                     (32)%     (68)%     (27)%      (97)%

  Income taxes                           --%       --%       --%        --%
                                       ----      ----      ----       ----
Loss from continuing operations         (32)%     (68)%     (27)%      (97)%

Income (loss) from discontinued
operations                               --%       (2)%      --%         3%

Net Loss                                (32)%     (70)%     (27)%      (94)%
                                       ----      ----      ----       ----

THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

      Revenue. Revenue for the three months ended September 30, 2004 increased by $480,000 or 18%, to $3,130,000, as compared to $2,650,000 for the three months ended September 30, 2003. The increase is primarily attributable to new contracts with existing defense, automotive, and aerospace customers that were awarded in the fourth quarter of 2003.

      Cost of Services. The cost of services for the three months ended September 30, 2004 increased by $210,000, or 12%, to $1,980,000, as compared to $1,770,000 for the three months ended September 30, 2003. The increase in cost of services is consistent with the increase in revenue. However, the cost of services as a percentage of revenue decreased from 67% for the three months ended September 30, 2003 to 63% for the three months ended September 30, 2004.

      Gross Profit. Gross profit for the three months ended September 30, 2004 increased by $260,000, or 30%, to $1,140,000 compared to $880,000 for the three months ended September 30, 2003. The increase in gross profit is consistent with the increase in revenue. As a percentage of revenue, gross profit increased from 33% for the three months ended September 30, 2003 to 37% for the three months ended September 30, 2004. The increase in gross profit is a result of the increase in higher margin contracts in engineering design, technical publications and documentation compared to the lower margins earned on traditional on-site engineering support. In addition, we are engaging in more time-and-materials based contracts versus fixed-cost contracts which prevents against project and costs overruns.

      Expenses. Expenses for the three months ended September 30, 2004 increased by $100,000, or 10%, to $1,090,000 compared to $990,000 for the three months ended September 30, 2003.

      Administrative expenses increased by $20,000 or 4% to $580,000 for the three months ended September 30, 2004 compared to $560,000 for the three months ended September 30, 2003. The increase reflects the additional rent and general office costs associated with the increased project work in the engineering services division in the third quarter of 2004.

      Selling expenses for the three months ended September 30, 2004 increased by $110,000, or 39%, to $390,000 from $280,000 for the three months ended September 30, 2003. The increase in selling expenses is consistent with the increase in sales as the sales team's compensation is commissioned based. In addition, new sales staff were hired in the third quarter of 2004.

      For the three months ended September 30, 2004, depreciation and amortization expenses decreased by $20,000, or 14%, to $120,000 from $140,000 for the three months ended September 30, 2003.

      0perating Income (Loss) from Continuing Operations. For the three months ended September 30, 2004, income from continuing operations increased by $170,000 or 155% to income of $60,000 as compared to a loss of $110,000 for the three months ended September 30, 2003.

      Interest Charges. For the three months ended September 30, 2004, interest charges decreased by $640,000, or 38%, to $1,060,000 from $1,700,000 for the three months ended September 30, 2003. The beneficial conversion feature on all issued convertible debentures was determined to be $970,000 for the three months ended September 30, 2004 compared to $1,580,000 for the three months ended September 30, 2003.

      Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes for the three months ended September 30, 2004 decreased by $800,000 or 44% to a loss of $1,010,000 as compared to a loss of $1,810,000 for the three months ended September 30, 2003.

      Income Taxes. Income taxes for the three months ended September 30, 2004 increased by $15,000 to $16,000 as compared to $1,000 for the three months ended September 30, 2003.

      Loss from Continuing Operations. Loss from continuing operations for the three months ended September 30, 2004 decreased by $790,000 or 44% to a loss of $1,020,000 compared to a loss of $1,810,000 for the three months ended September 30, 2003.

      Income (Loss) from Discontinued Operations. Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the three months ended September 30, 2004 and 2003.

      Effective March 8, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in our technology division, including the employees of TidalBeach Inc. We will not have future revenues from either the Njoyn or SecondWave products.

      There was no technology revenue for the three months ended September 30, 2004 and 2003. The operating loss from the technology division for the three months ended September 30, 2004 was $2,000 and $12,000 for the same period in 2003.

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

      As a result of these two transactions, we will not have future revenues from either training division. There was no training revenue for the three months ended September 30, 2004 and 2003. The operating loss from the training division for the three months ended September 30, 2004 was $14,000 compared to $30,000 for the same period in 2003.

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

      There was no IT recruitment revenue for the three months ended September 30, 2004 and $18,000 for the same period in 2003. Net income from the IT recruitment division for the three months ended September 30, 2004 was nil compared to a net loss of $8,000 in 2003.

      Net Loss. Net loss decreased by $820,000 or 44% to $1,040,000 for the three months ended September 30, 2004 compared to $1,860,000 for the three months ended September 30, 2003.

THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

      Revenue. Revenue for the nine months ended September 30, 2004 increased by $1,900,000 or 25%, to $9,510,000, as compared to $7,610,000 for the nine months ended September 30, 2003. The increase is primarily attributable to new contracts with existing defense, automotive, and aerospace customers that were awarded in the fourth quarter of 2003.

      Cost of Services. The cost of services for the nine months ended September 30, 2004 increased by $940,000, or 18%, to $6,090,000, as compared to $5,150,000 for the nine months ended September 30, 2003. The increase in cost of services is consistent with the increase in revenue. However, the cost of services as a percentage of revenue decreased from 68% for the nine months ended September 30, 2003 to 64% for the nine months ended September 30, 2004.

      Gross Profit. Gross profit for the nine months ended September 30, 2004 increased by $960,000, or 39%, to $3,420,000 compared to $2,460,000 for the nine months ended September 30, 2003. The increase in gross profit is consistent with the increase in revenue. As a percentage of revenue, gross profit increased from 32% for the nine months ended September 30, 2003 to 36% for the nine months ended September 30, 2004. The increase in gross profit is a result of the increase in higher margin contracts in engineering design, technical publications and documentation compared to the lower margins earned on traditional on-site engineering support. In addition, we are engaging in more time-and-materials based contracts versus fixed-cost contracts which prevents against project and costs overruns.

      Expenses. Expenses for the nine months ended September 30, 2004 increased by $120,000, or 4%, to $3,180,000 compared to $3,060,000 for the nine months ended September 30, 2003.

      Administrative expenses decreased by $20,000 or 1% to $1,740,000 for the nine months ended September 30, 2004 compared to $1,760,000 for the nine months ended September 30, 2003. The decrease reflects the reduction in administrative expenses as a result of cost cutting in the first quarter of 2004 specifically in the areas of salaries and general office expenses.

      Selling expenses for the nine months ended September 30, 2004 increased by $270,000, or 35%, to $1,050,000 from $780,000 for the nine months ended
September 30, 2003. The increase in selling expenses is consistent with the increase in sales as the sales team's compensation is commissioned based. In addition, new sales staff were hired in the second and third quarters of 2004.

      For the nine months ended September 30, 2004, depreciation and amortization expenses decreased by $120,000, or 23%, to $400,000 from $520,000 for the nine months ended September 30, 2003.

      0perating Income (Loss) from Continuing Operations. For the nine months ended September 30, 2004, income from continuing operations increased by $840,000 or 140% to income of $240,000 as compared to a loss of $600,000 for the nine months ended September 30, 2003.

      Interest Charges. For the nine months ended September 30, 2004, interest charges decreased by $3,940,000, or 58%, to $2,840,000 from $6,780,000 for the nine months ended September 30, 2003. This decrease is attributable to the higher value of the beneficial conversion feature on all issued convertible debentures at September 30, 2003, which was determined to be $6,180,000 compared to $2,510,000 for the nine months ended September 30, 2004.

      Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes for the nine months ended September 30, 2004 decreased by $4,780,000 or 65% to a loss of $2,600,000 as compared to a loss of $7,380,000 for the nine months ended September 30, 2003.

      Income Taxes. Income taxes for the nine months ended September 30, 2004 increased by $7,000 to $20,000 as compared to $13,000 for the nine months ended September 30, 2003.

      Loss from Continuing Operations. Loss from continuing operations for the nine months ended September 30, 2004 decreased by $4,760,000 or 64% to a loss of $2,630,000 compared to a loss of $7,390,000 for the nine months ended September 30, 2003.

      Income (Loss) from Discontinued Operations. Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the nine months ended September 30, 2004 and 2003.

      There was no technology revenue for the nine months ended September 30, 2004 and 2003. The operating loss from the technology division for the nine months ended September 30, 2004 was $4,000 and $24,000 for the same period in 2003.

      There was no training revenue for the nine months ended September 30, 2004 and $162,000 for the same period in 2003. The operating loss from the training division for the nine months ended September 30, 2004 was $39,000 compared to net income of $64,000 for the same period in 2003.

      There was no IT recruitment revenue for the nine months ended September 30, 2004 and $1,440,000 for the same period in 2003. Net income from the IT recruitment division for the nine months ended September 30, 2004 was nil and $3,000 in 2003. The gain on disposal of the IT recruitment division of $190,627 has been reflected in the Income (loss) from discontinued operations in 2003.

      Net Loss. Net loss decreased by $4,490,000 or 63% to $2,670,000 for the nine months ended September 30, 2004 compared to $7,160,000 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      With insufficient working capital from operations, our primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of convertible debentures. Our primary capital requirements include debt service and working capital needs.

      Our facility with Morrison Financial Services Limited is a receivable discount facility whereby we are able to borrow up to 75% of qualifying receivables at 30% interest per annum. At September 30, 2004, the balance on the receivable discount facility was $620,000 based on 75% of qualifying accounts receivable.

      On January 8, 2004, we sold $25,000 in convertible debentures along with 1,428,571 warrants pursuant to the share purchase agreement (the "12% Senior Secured Convertible Debenture Agreement") dated December 5, 2002. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $25,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.0175 per share. We are required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On April 7, 2004 all of these warrants were repriced from $.0175 to $0.0004 per share.

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

      On May 20, 2004 and June 18, 2004, we sold an additional $400,000 in convertible debentures together with 1,682,352,942 warrants to Bristol Investment Fund, Ltd. pursuant to the March 25, 2004 share purchase agreement. The debentures will become due twelve months from the date of issuance. Bristol will have the right to acquire up to $400,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.00025 per share. We are required to pay interest to Bristol on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

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

      The proceeds of $1,175,000 received by us in the nine months ended September 30, 2004 were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $871,104.

      At September 30, 2004, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $2,413,143 which was credited to paid in capital and charged to earnings as interest expense.

      At September 30, 2004, we had cash of $140,000 and a working capital deficiency of $940,000. At September 30, 2004, we had a cash flow deficiency from operations of $1,020,000, largely attributable to the increase in accounts receivable of $370,000 and the decrease in accounts payable of $1,010,000. At September 30, 2003, we had cash of $70,000 and a working capital deficiency of $2,380,000. At September 30, 2003, we had a cash flow deficiency from operations of $170,000.

      At September 30, 2004, we had a cash flow deficiency from investing activities of $170,000 related to the purchase of property and equipment. At September 30, 2003, we had cash flow from investing activities of $50,000 largely attributable to the proceeds received on the disposal of our IT Recruitment division of $150,000.

      At September 30, 2004 we had cash flow from financing activities of $825,000 attributable primarily to proceeds of $1,175,000 from the sale of convertible debentures and proceeds of $230,000 from the exercise of warrants which was offset by the repayment of debt of approximately $580,000. At September 30, 2003, we had cash flow from financing activities of $90,000 attributable primarily to proceeds of $1,650,000 from the sale of convertible debentures, which was offset by the repayment of debt of $1,560,000.

      At September 30, 2004 we had a loan balance of $265,000 with an individual, Terry Lyons. Effective March 25, 2004, we amended our loan agreement with Terry Lyons. The balance of accrued interest was added to the original principal amount of $259,356 for a new principal balance of $299,768. Monthly payments of $10,000 began April 5, 2004 and will continue until the full amount of the note, including interest is paid in full. The interest rate was reduced from 30% per annum to US prime plus 14%. This loan is subordinated to Morrison Financial Services Limited.

      At September 30, 2004, we had approximately $11,000 outstanding on various capital leases with various payment terms and interest rates. The average balance on the terms of leases are 12 months and cover primarily the hardware and various software applications required to support our engineering division.

      At September 30, 2004, we had a note payable of $224,000 owed to Roger Walters, the former shareholder of CadCam Inc. Principal payments of $4,000 per month were to begin September 1, 2002 until August 1, 2007. This note is non-interest bearing and is subordinated to Morrison Financial Services Limited and the

12% Senior Secured Convertible Debenture holders. We have not made any principal payments to Mr. Walters since December 2002 and we are currently in default of the loan agreement. As a result of the default, the principal balance bears interest at 12% per annum until payment is made. Subsequent to September 30, 2004, this note payable was restructured as disclosed below in Recent Events.

      At September 30, 2004, we had a note payable of $630,000 owed to Denise Dunne-Fushi, the vendor of MicroTech Professionals Inc. Principal payments of $10,000 per month were to begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, we were obligated to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits and a vehicle lease until May 2004.

      The note is secured under a general security agreement but is subordinated to Morrison Financial Services Limited and the 12% Senior Secured Convertible Debenture holders. We have not made scheduled principal payments to Ms. Dunne-Fushi since December 2002 and are currently in default of the loan agreement. As a result of the default, Ms. Dunne-Fushi has the option of enforcing the security she holds. Subsequent to September 30, 2004 this note payable was restructured as disclosed below in Recent Events.

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created before January 31, 2003, in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not have any variable interest entities, and, accordingly, adoption is not expected to have a material effect on our financial position, results of operations or cash flows.

      In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this

Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement
133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003 with certain exceptions. We do not believe that the adoption of Statement No. 149 will have a material effect on our financial position, results of operations or cash flows.

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The Statement specifies that certain instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This Statement is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, the Statement goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 30, 2003, entities should record the transition to Statement No. 150 by reporting the cumulative effect of a change in an accounting principle. Statement No. 150 prohibits entities from restating financial statements for earlier years presented. We do not believe that the adoption of Statement No. 150 will have a material effect on our financial position, results of operations or cash flows.

RECENT EVENTS

      Subsequent to September 30, 2004, we issued an additional 2,308,509,800 shares of our common stock to the convertible debenture holders upon the conversion of $104,900 of debentures and accrued interest.

      On October 14, 2004, we signed a letter of intent with TBM Technologies Inc., an Ontario Corporation which provides Design Engineering services, pursuant to which we will purchase TBM for approximately $250,000 payable in shares of our common stock with price protection for a period of two years from issuance. In the event that the vendors seek to sell their shares in an open market transaction within the two years following closing and the bid price is less than the price of the shares on issuance, we will be obligated to issue additional shares of unregistered common stock with a value equal to the difference up to a maximum of $250,000. The transaction will be effective November 1, 2004 and is anticipated to close on November 22, 2004.

      On November 12, 2004, we sold an additional $875,000 in convertible debentures with original issue discount (OID) together with 4,750,000,000 warrants to a group of investors including Bristol Investment Fund Ltd., Alpha Capital and Tazbaz Holdings Inc. Pursuant to the Share Purchase Agreement, the debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $875,000 (equal to 125% of the aggregate subscription amount of $700,000) worth of our common stock at a price the lesser of $.0002 or 80% of the average of the three lowest intraday prices on three separate trading days during the twenty days trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.0002 per share.

      The proceeds of $615,000 received from this transaction were used to settle debt and litigation settlement obligations with the balance to be used for working capital.

      On November 12, 2004, we reached a settlement with SITQ National Inc., of the action commenced at Toronto, Ontario as Court File No. 03-CV-256327CM3 against us by SITQ, in which SITQ claimed damages for breach of Lease for arrears of Rent, Additional Rent and other amounts payable pursuant to the Lease. In consideration of a monetary payment by us of approximately $261,000 and execution of a Mutual Full and Final Release, SITQ dismissed the aforementioned action and forgave the balance of the rent arrears, future rents and damages of approximately $3,750,000.

      On November 12, 2004, we reached a settlement with Denise Dunne-Fushi with respect to the note payable to Dunne-Fushi by us in the amount of $629,491. In consideration of a monetary payment by us of $202,000 and execution of a Full and Final Release, Dunne-Fushi released us of all rights and debt held by her and forgave the balance of the note payable of approximately $427,491.

      On November 12, 2004, we reached a settlement with Roger Walters with respect to the note payable to Walters by us in the amount of $224,000 plus accrued interest. In consideration of a monetary payment by us of $33,600 and execution of a Full and Final Release, Walters released us of all rights and debt held by him and forgave the balance of the note payable and accrued interest of approximately $237,400.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See heading "Foreign Currency Translation" in Management's Discussion and Analysis of Financial Condition and Results Of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 45 days prior to the filing date of this Form 10-Q filed for the three months ended September 30, 2004 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting the officers on a timely basis to material information relating to us (including our wholly owned subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K4

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


Dated: November 22, 2004     By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer