Form 10KSB
period 2004-12-31
THINKPATH INC
filed 2005-04-15
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2004

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

THE ISSUER'S REVENUES FOR THE MOST RECENT FISCAL YEAR WERE $12,623,743.

THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING STOCK HELD BY NON-AFFILIATES BASED UPON THE LAST SALE PRICE ON APRIL 12, 2005 WAS APPROXIMATELY $2,166,408.

AS OF APRIL 12, 2005 THERE WERE 21,667,204,400 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, ISSUED AND OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT.  YES____ NO X

                                 THINKPATH INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

PART I

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters
Item 6.  Management's Discussion and Analysis or Plan of Operation
Item 7.  Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B. Other Information

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services

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

        The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 12, 2005, the exchange rate was Cdn$0.8113 per US$1.00.

Year ended December 31,              2004              2003
                                     ----              ----

Rate at end of year                $0.8303           $0.7727
Average rate during year            0.7701            0.7163
High                                0.8532            0.7747
Low                                 0.7138            0.6327

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

HISTORY

         We are a global provider of engineering services including design, build, drafting, technical publishing, and documentation, and on-site engineering support. Our customers include defense contractors, aerospace, automotive, health care and manufacturing companies, including Lockheed Martin, General Dynamics, General Electric, General Motors, Ford Motors, Magna, ABB and Hill-Rom Company.

         For over 25 years, Thinkpath Inc. has been helping companies achieve success with their design and engineering objectives. With offices and design centers located in the United States and Canada and a partner in India, Thinkpath's team of highly-skilled professionals are well suited to meet our clients project engineering and staff augmentation needs.

VISION

         Our vision is to build lasting partnerships with our clients by delivering cost effective, quality, project engineering services; thus allowing us national and international scope, a respected, listed public company and a major player in the defense and aerospace market space. This vision will be attained by providing an enjoyable work environment for our employees while ensuring financial strength and sustainable growth of the company for the benefit of our stakeholders.

MISSION

         Our mission is to enable time-pressed organizations to capitalize on the power and value of our expertise, by developing high quality custom solutions, in all our service offerings.

STRATEGY

         Thinkpath is repositioning in growth industries and targeting customers with high growth potential, such as defense. We are poised to benefit from increased demand generated by aerospace and defense-related customers who will increasingly rely on our project engineering design and technical staffing services. The United States military budget is now over $500 billion and defense programs such as the Future Combat System, Joint Strike Fighter (JSF), the Global Hawk remote piloted vehicle, the Bradley Fighting Vehicle, and the Black Hawk helicopter, have ignited demand. We will continue to solidify our relationships to actively increase new business opportunities with target customers including General Dynamics, Lockheed Martin, Boeing, General Electric, United Defense and TACOM. We will continue to grow organically and once our restructuring is complete we will grow through acquisitions. Acquisitions will be limited to profitable engineering companies, which must have an immediate accretive impact.

SERVICES

ENGINEERING & DESIGN SERVICES

         Thinkpath Inc. provides the full spectrum of project engineering services. We provide a true end-to-end solution, from concept design and build, drafting to technical publishing and documentation, and on-site engineering support. Our engineering and design services cover every facet of a project from concept to SLA prototyping to a complete turnkey package that delivers a finished, operating system. Our engineers handle the drafting, the detailing and the parametric modeling. We have experienced engineers on staff as well as a pool of skilled consultants whom we can call on to provide internal design services.

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

CAD SERVICES

         Thinkpath offers a full menu of computer-aided design (CAD) services to support manufacturing, architectural, engineering, government, and health care industries. The company can quickly respond to client needs by using its experienced staff and multiple shift operation.

FEA SERVICES

         Thinkpath is a premier provider of Finite Element Analysis (FEA) services. Our service offering includes Structural and Mechanical solutions in Linear and Non-Linear (Static and Dynamic) modes. We also provide FEA solutions for Thermal, Vibrational and Fatigue conditions. We provide these services using the latest tools in Computer-Aided Engineering, such as ANSYS and NASTRAN. On assignment for our FEA solutions are our most senior engineers, who have advanced degrees in engineering and vast experience in engineering design and analysis.

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

The following is a partial listing of our clients:

          o   General Motors Corporation: 26 years
          o   Cummins, Inc.: 19 years
          o   General Electric Aircraft Engines: 18 years
          o   Heidelberg Web Systems: 13 years
          o   Hill-Rom, Inc.: 13 years
          o   General Dynamics Corporation: 12 years
          o   Curtiss-Wright Flight Systems: 11 years
          o   Johnson & Johnson (Ethicon and Depuy Groups): 11 years
          o   B/E Aerospace (SPG and AMP Groups): 10 years
          o   Daimler Chrysler Corporation: 10 years
          o   Lockheed Martin Aeronautics Corporation: 8 years
          o   ABB: 2 years
          o   Magna: 2 years

STRATEGIC PARTNERSHIPS

         By developing strategic partnerships with local and international engineering design firms, Thinkpath has gained a competitive advantage through access to our partner's resources, including markets, technologies, capital and people. This access has enabled us to successfully meet our client's demands while maintaining our gross profit margin and focusing on our core business offerings.

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

TECHNOLOGY AND INFRASTRUCTURE

         We have established an extensive technology strategy and infrastructure that we believe provides us with a competitive advantage over less technologically advanced competitors.

         We have invested heavily in the creation and support of an integrated technological infrastructure that links all offices and employees and promotes uniformity in certain functions. Our accounting program provides for real-time financial reporting across dispersed branch offices. Our intranet and sales management software, provide each of our employees with access to the tools and information that help them to be successful and productive. This infrastructure allows us to integrate our acquisitions more easily and more cost-effectively than would otherwise be possible.

EMPLOYEES AND CONSULTANTS

EMPLOYEES
          As of April 12, 2005 we have 173 full-time employees, including 13 sales personnel, 15 administrative personnel and 145 engineers and technicians. Our staff at December 31, 2004 consisted of 162 full-time employees, including 13 sales personnel, 15 administrative and 134 engineers and technicians. Our staff at December 31, 2003 consisted of 180 full-time employees, including 13 sales personnel and 15 administrative and 152 engineers and technicians. We are not party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees. We provide comprehensive salaries and benefits including a 401(k) plan with a company match, a pension plan, a comprehensive group medical plan, retiree health insurance, dental, short- and long-term disability, life, wellness benefit, tuition reimbursement, relocation benefits, health care and dependent care reimbursement accounts, scholarships and service awards. We also offer generous vacation packages and paid holidays.

CONSULTANTS

          We enter into consulting agreements with engineering professionals at hourly rates based on each individual's technical skills and experience. As of April 12, 2005, approximately 14 professionals were performing services for our customers. At December 31, 2004, there were 6 professionals placed by us, performing services for our customers. At December 31, 2003, there were 20 professionals placed by us, performing services for our customers.

RECENT EVENTS

       On January 31, 2005, we held our Annual General Meeting of Shareholders to elect the Board of Directors for the ensuing year, ratify the appointment of our independent auditors, and to vote upon the proposal to approve certain executive compensation. We failed to achieve a quorum and the meeting was adjourned and a new meeting date has been set for April 22, 2005.

         At the Annual General Meeting of Shareholders to be held on April 22, 2005, the shareholders will elect the Board of Directors for the ensuing year, ratify the appointment of our independent auditors, vote upon the proposal to approve certain executive compensation, vote upon the proposal to approve a reverse stock split of 5,000 to 1 of our outstanding common shares and ratify the adoption of our 2005 Stock Option Plan.

         Subsequent to December 31, 2004, we signed an Amendment Agreement to the Share Purchase Agreement dated December 23, 2004 with respect to the purchase of TBM Technologies Inc., an Ontario Corporation which provides design engineering services. Pursuant to the Share Purchase Agreement, we purchased TBM for approximately $250,000 payable in shares of our common stock, no par value. The Share Purchase Agreement also provided for price protection for the vendors for a period of two years from issuance. In the event that the vendors sought to sell their shares in an open market transaction within the two years following closing and the bid price was less than the price of the shares on issuance, we would be obligated to issue additional shares of unregistered common stock with a value equal to the difference up to a maximum of $250,000.

         Pursuant to the Amendment Agreement, the parties agreed to a put option, whereby we have the right at any time between the twelfth and fifteenth month anniversary of the effective date, to exercise our right to purchase the shares at a set price of $250,000. The parties also agreed that the effective date of the transaction be changed from November 1, 2004 to January 17, 2005.

         Subsequent to December 31, 2004, we have issued an additional 6,824,914,000 shares of its common stock to the convertible debenture holders upon the conversion of $321,900 of debentures and accrued interest.

ITEM 2.  DESCRIPTION OF PROPERTY

         We maintain our headquarters in 9,500 square foot offices located at 201 Westcreek Boulevard, Brampton, Ontario, Canada. We have leased such facility for a term of five years terminating in May 2008. We pay annual base rent of $135,000. We lease additional offices at the following locations:

Location            Square Feet   Lease Expiration     Current Rent Per Annum
--------           -------------  ----------------    -----------------------
Cincinnati, Ohio          3,820        05/31/05         $22,204 (5 months)
Columbus, Ohio            1,600        03/31/05         $ 6,750 (3 months)
Columbus, Ohio
  (beg 04/01/05)          4,750        01/31/10         $33,840
Dayton, Ohio              6,421        12/31/05         $95,352
Detroit, Michigan        15,328        08/31/05        $112,017 (8 months)

         The lease commitments do not include an operating lease for premises that we are currently sub leasing to the purchaser of the United States training division. If the purchaser was to default on payment or abandon the premises, we would be liable for annual payments of $282,096 expiring August 31, 2006.

         The lease commitments also do not include an operating lease for premises located in the United States that were closed in the fourth quarter of 2002. We have not made any payments on this lease since the premises were abandoned, nor has the lessor tried to enforce payment. We may be liable for a lease balance of $44,597, which expired November 30, 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock began trading on the Nasdaq SmallCap Market on June 8, 1999, when we completed our initial public offering. Our common stock is currently listed on the Over-the-Counter Bulletin Board (OTC:BB) under the symbol "THTH-F". As of April 12, 2005, we had 21,667,204,400 shares of common stock outstanding.

         The following table sets forth the high and low sale prices for our common stock as reported on the OTC:BB during the current year to date and the years ended December 31, 2004 and 2003.

                                                 HIGH            LOW
                                                 ----            ---
Fiscal 2003
First Quarter                                  $0.0500         $0.0070
Second Quarter                                 $0.0095         $0.0039
Third Quarter                                  $0.0063         $0.0016
Fourth Quarter                                 $0.0034         $0.0016

Fiscal 2004
First Quarter                                  $0.0027         $0.0008
Second Quarter                                 $0.0110         $0.0006
Third Quarter                                  $0.0006         $0.0001
Fourth Quarter                                 $0.0010         $0.0001

Fiscal 2005
First Quarter                                  $0.0010         $0.00001
Second Quarter (through to April 12, 2005)     $0.0001         $0.00010

         As of April 12, 2005, we had 173 holders of record and approximately 4,557 beneficial shareholders.

         On April 12, 2005, the last sale price of our common stock as reported on the OTC:BB was $.0001.

                                 DIVIDEND POLICY

         We have never paid or declared dividends on our common stock. The payment of cash dividends, if any, in the future is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other relevant factors. We intend to retain future earnings for use in our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

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

OVERVIEW

         Thinkpath provides engineering services including design, build, drafting, technical publishing and documentation, and on-site engineering support to customers in the defense, aerospace, automotive, health care and manufacturing industries.

         We were incorporated under the laws of the Province of Ontario, Canada in 1994. In September 1999, we acquired an engineering services company CadCam Inc. and its two subsidiaries, CadCam Michigan Inc. and CadCam Technical Services Inc. CadCam Inc. was founded in 1977.

         Our principal executive offices are located at 201 Westcreek Boulevard, Brampton, Ontario, Canada and our website is www.thinkpath.com.

PLAN OF OPERATION

        In 2002 we began to focus our efforts on building relationships with customers in high growth industries such as defense and aerospace. We have since been repositioning in growth industries and targeting customers with high growth potential, such as those in defense. We are poised to benefit from the increased demand generated by aerospace and defense-related customers who will increasingly rely on our project engineering design expertise and technical staffing services. We will continue to solidify our relationships to actively increase new business opportunities with existing customers including General Dynamics, Lockheed Martin, Boeing, General Electric, United Defense and TACOM. We will continue to grow organically and through acquisitions. Acquisitions will be limited to profitable engineering companies, which must have an immediate accretive impact.

REVENUE

         For the year ended December 31, 2004, we derived 93% of our revenue in the United States which is consistent with 2003.

         For the year ended December 31, 2004, our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 98% of total revenue compared to 96% for the year ended December 31, 2003. Revenue from engineering services for the year ended December 31, 2004 was $12,400,000 representing an increase of $2,020,000 or 19% from $10,380,000 for the year ended December 31, 2003.

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

         For the year ended December 31, 2004, information technology documentation services represented approximately 2% of our revenue compared to 4% for the year ended December 31, 2003. Revenue from information technology documentation services for the year ended December 31, 2004 decreased by 50% to $220,000 compared to $440,000 for the year ended December 31, 2003.

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

         We provide outsourced information technology documentation services in two ways: complete project management and the provision of skilled project resources to supplement a customer's internal capabilities. Revenue is recognized on the same basis as technical publications and engineering outsourcing services. Selected information technology documentation services customers include The Gillete Company, Armsworth and TAC/EMC Corporation.

GROSS PROFIT

         Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of engineering services include wages, benefits, software training and project expenses. The average gross profit for the engineering division was 36% for the year ended December 31, 2004 compared to 33% for the year ended December 31, 2003. This increase is attributable to the focus on higher margin time and material projects versus fixed cost projects which often result in unforeseen costs.

         The direct costs of information technology documentation services include contractor wages, benefits, and project expenses. The average gross profit for the information technology division for the year ended December 31, 2004 was 22% which is consistent with the year ended December 31, 2003.

RESULTS OF OPERATIONS

                          STATEMENTS OF OPERATIONS--PERCENTAGES

                                                    2004       2003
                                                    ----       ----

REVENUE                                              100%       100%
                                                    ----       ----

COST OF SERVICES                                      64%        68%
                                                    ----       ----
GROSS PROFIT                                          36%        32%
                                                    ----       ----
EXPENSES
   Administrative                                     24%        27%
   Selling                                            12%        11%
   Depreciation and amortization                       4%         6%
   Write down of property and equipment                2%        --%
   Debt forgiveness                                   (9)%       --%
                                                    ----       ----

Operating income (loss) from continuing operations     3%       (12)%

   Write off of investment in non-related companies   --%        --%

Income (loss) from continuing operations before
  interest charges                                     3%       (12)%

   Interest charges                                   34%        74%
                                                    ----       ----
Loss from continuing operations before income
  taxes                                              (31)%      (86)%

   Income taxes                                       --%        --%
                                                    ----       ----
Loss from continuing operations                      (31)%      (86)%

Income (loss) from discontinued operations            (2)%        2%

Net Loss                                             (33)%      (84)%
                                                    ----       ----

THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

        Revenue. Revenue for the year ended December 31, 2004 increased by $1,800,000 or 17%, to $12,620,000 as compared to $10,820,000 for the year ended
December 31, 2003. The increase is primarily attributable to the award of several contracts in 2004 with existing customers in the defense industry, our fastest growing market segment. As a result of these contracts, one customer had sales of approximately 31% of our total revenue in 2004. The same customer had sales of approximately 15% of our total revenue in 2003.

         Cost of Services. The cost of services for the year ended December 31, 2004 increased by $800,000, or 11%, to $8,140,000, as compared to $7,340,000 for the year ended December 31, 2003. This increase is consistent with the increase in revenue. However, as a percentage of revenue, the cost of services in 2004 was 64% compared to 68% in 2003.

         Gross Profit. Gross profit for the year ended December 31, 2004 increased by $1,015,000, or 29%, to $4,485,000 compared to $3,470,000 for the year ended December 31, 2003. As a percentage of revenue, gross profit in 2004 was 36% compared to 32% in 2003. The increase in gross profit is a result of the focus on higher margin time and materials projects versus fixed price projects which often result in unforeseen costs.

         Expenses. Total expenses for the year ended December 31, 2004 decreased by $690,000, or 14%, to $4,050,000 compared to $4,740,000 for the year ended
December 31, 2003.

         Administrative Expenses. Administrative expenses increased by $70,000 or 2% to $2,990,000 for the year ended December 31, 2004 compared to $2,920,000 for the year ended December 31, 2003. As a percentage of revenue, administrative expenses have decreased from 27% in 2003 to 24% in 2004.

         Selling Expenses. Selling expenses increased by $260,000, or 23%, to $1,410,000 for the year ended December 31, 2004 compared to $1,150,000 for the year ended December 31, 2003. This increase is attributable to the addition of sales staff as well as the increase in commissions which is consistent with the increase in revenue. As a percentage of revenue, selling expenses for the year ended December 31, 2004 are 12% compared to 11% for the year ended December 31, 2003.

        Depreciation and Amortization. For the year ended December 31, 2004, depreciation and amortization expenses decreased by $145,000, or 22%, to $520,000 from $665,000 for the year ended December 31, 2003. As a percentage of revenue, depreciation and amortization expenses have decreased from 6% in 2003 to 4% in 2004.

          Write down of property and equipment. At December 31, 2004, we wrote down property and equipment in the amount of $270,000. The fair value of the impaired asset was generally estimated by discounting the expected future cash flows of the individual assets. Impairment was indicated by adverse change in market prices, current period cash flow losses combined with a history of losses, or a significant change in the manner in which the asset is to be used.

        Debt Forgiveness. At December 31, 2004, we recognized debt forgiveness of approximately $1,140,000 related to debt forgiveness on the settlement of an outstanding legal claim of $470,000 in consideration of payment of approximately $261,000 and settlement of our notes payable totaling $670,000 in consideration of payments totaling approximately $235,000.

        Income (Loss) from Continuing Operations. For the year ended December 31, 2004, we had operating income from continuing operations of $430,000 compared to an operating loss of $1,270,000 in 2003.

        Write off of investment in non-related companies. At December 31, 2004, we wrote off our investment in Digital Cement of $45,000 as it was determined that we did not fulfill certain obligations required of us as part of an agreement with Digital Cement and the ownership of our shares were transferred back to Digital Cement. At December 31, 2004, we also wrote off our investment in Conexys of $1.

         Income (loss) from Continuing Operations Before Interest Charges. For the year ended December 31, 2004, we had income of $385,000 from continuing operations before interest charges compared to a loss of $1,270,000 in 2003.

        Interest Charges. For the year ended December 31, 2004, interest charges decreased by $3,620,000, or 45%, to $4,370,000 from $7,990,000 for the year ended December 31, 2003. This decrease is largely attributable to the reduced interest expense of $3,810,000 on the beneficial conversion feature recognized on the convertible debentures compared to an expense of $7,250,000 in 2003.

         Loss from Continuing Operations before Income Taxes. Loss from continuing operations before income taxes for the year ended December 31, 2004 decreased by $5,260,000 or 57% to a loss of $4,000,000 as compared to a loss of $9,260,000 for the year ended December 31, 2003.

         Income Taxes. Income tax expense for the year ended December 31, 2004 decreased by $12,000 or 40% to $18,000 compared to $30,000 for the year ended December 31, 2003.

         Loss from Continuing Operations. Loss from continuing operations for the year ended December 31, 2004 decreased by $5,280,000 or 57% to a loss of $4,010,000 compared to a loss of $9,290,000 for the year ended December 31, 2003.

          Effective March 8, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in our technology division, including the employees of TidalBeach Inc. We will not have future revenues from either our Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. There was no technology revenue for the years ended December 31, 2004 and 2003. The net loss for the year ended December 31, 2004 was $17,000 compared to net income of $13,000 in 2003. Included in the loss for 2004 is a write down of property and equipment in the amount of $14,000.

          Effective May 1, 2002, we signed an agreement with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of our Toronto training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, triOS assumed the Toronto training staff.

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

          As a result of these two transactions, we will not have future revenues from our training division and therefore the operations have been reported as discontinued.

          There was no training revenue for the year ended December 31, 2004 and $160,000 in 2003. The net loss from the training division for the year ended December 31, 2004 was $180,000 and $20,000 in 2003. Included in the loss for 2004 is a write down of property and equipment in the amount of $130,000.

          Effective June 27, 2003, we signed an agreement with Brainhunter.com Ltd., an Ontario company, for the purchase of certain assets of the Toronto IT recruitment division for a nominal amount of cash and the assumption of all employee liabilities. The gain on disposal of $190,627 has been reflected in the Income (loss) from discontinued operations in 2003. Of the $190,627, $146,627 was received in cash on closing with the balance of $44,000 due in a promissory note payable by June 27, 2004. As of April 12, 2005, the note remains outstanding, however, we believe that it is collectable. As a result of this transaction, we will not have future revenues from our IT recruitment division and therefore the operations have been reported as discontinued.

         There was no IT recruitment revenue for the year ended December 31, 2004 and $1,460,000 in 2003. Net income from the IT recruitment division for the year ended December 31, 2004 was nil and $75,000 in 2003.

         Net Loss. Net loss decreased by $4,825,000 or 53% to $4,205,000 for the year ended December 31, 2004 compared to $9,030,000 for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         With insufficient working capital from operations, our primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of convertible debentures. Our primary capital requirements include debt service and working capital needs.

         Our facility with Morrison Financial Services Limited is a receivable discount facility whereby we are able to borrow up to 75% of qualifying receivables at 30% interest per annum. At December 31, 2004, the balance on the receivable discount facility was $720,000 based on 75% of qualifying accounts receivable.

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

           On March 25, 2004, we entered into a new share purchase agreement with Bristol Investment Fund, Ltd. for the issuance and sale of debentures of up to $1,000,000. The first debenture of $350,000 was purchased together with 924,000,000 warrants on closing. The debenture will become due twelve months from the date of issuance. Bristol will have the right to acquire up to $350,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until March 25, 2011 at a purchase price of $.000417 per share. We are required to pay interest to Bristol on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On June 18, 2004, all of these warrants were repriced from $.000417 to $.00025 per share. On November 12, 2004, 840,000,000 of these warrants were repriced from $.00025 to $.0002 per share.

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

         On May 20, 2004 and June 18, 2004, we sold an additional $400,000 in convertible debentures together with 1,682,352,942 warrants to Bristol Investment Fund, Ltd. pursuant to the March 25, 2004 share purchase agreement. The debentures will become due twelve months from the date of issuance. Bristol will have the right to acquire up to $400,000 worth of our common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.00025 per share. We are required to pay interest to Bristol on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On November 12, 2004, 1,529,411,765 of these warrants were repriced from $.00025 to $.00020 per share.

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

           On November 12, 2004, we sold an additional $875,000 in convertible debentures with original issue discount (OID) together with 4,687,500,000 warrants to a group of investors including Bristol Investment Fund Ltd., Alpha Capital and Tazbaz Holdings Inc. Pursuant to the Share Purchase Agreement, the debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $875,000 (equal to 125% of the aggregate subscription amount of $700,000) worth of the Company's common stock at a price the lesser of $.0002 or 80% of the average of the three lowest intraday prices on three separate trading days during the twenty days trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.0002 per share. We received $615,000 in net proceeds from the transaction. The proceeds were used to settle debt and litigation settlement obligations with the balance to be used for working capital.

           The proceeds of $2,050,000 on the sale of convertible debentures received during the year ended December 31, 2004 were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $1,319,000.

           At December 31, 2004, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $3,655,000 which was credited to paid in capital and charged to earnings as interest expense.

         At December 31, 2004, we had cash of $180,000 and a working capital deficiency of $120,000. At December 31, 2004, we had a cash flow deficiency from operations of $1,400,000. At December 31, 2003, we had cash of $480,000 and a working capital deficiency of $2,760,000. At December 31, 2003, we had a cash flow deficiency from operations of $170,000.

         At December 31, 2004, we had a cash flow deficiency from investing activities of $200,000 related to the purchase of property and equipment. At December 31, 2003, we had a cash flow deficiency from investing activities of $20,000.

         At December 31, 2004 we had cash flow from financing activities of $1,325,000 attributable primarily to proceeds of $1,875,000 from the sale of convertible debentures and $230,000 from the exercise of common stock purchase warrants which was offset by the repayment of debt of approximately $780,000. At December 31, 2003, we had cash flow from financing activities of $560,000 attributable primarily to proceeds of $2,075,000 from the sale of convertible debentures and $90,000 from the exercise of common stock purchase warrants, which was offset by the repayment of debt of $1,605,000.

        At December 31, 2004 we had a loan balance of $227,951 with an individual, Terry Lyons. Effective March 25, 2004, we amended our loan agreement with Terry Lyons. The balance of accrued interest was added to the original principal amount of $259,356 for a new principal balance of $299,768. Monthly payments of $10,000 began April 5, 2004 and will continue until the full amount of the note, including interest is paid in full. The interest rate was reduced from 30% per annum to US prime plus 14%. This loan is subordinated to Morrison Financial Services Limited.

         At December 31, 2004, we had approximately $40,000 outstanding on various capital leases with various payment terms and interest rates. The average balance on the terms of leases are 12 months and cover primarily the hardware and various software applications required to support our engineering division.

         On November 12, 2004, we reached a settlement with Roger Walters with respect to a note payable in the amount of $224,000. Principal payments of $4,000 were to have been made monthly starting September 1, 2002 until August 1, 2007. The note was subordinated to Morrison Financial Services Limited and to the 12% Senior Secured Convertible Debenture holders. We did not make any principal payments to Mr. Walters since December 2002 and were in default of the loan agreement. As a result of the default, the principal balance bore interest at 12% per annum until payment was made and the note was due on demand. The entire note payable was reclassified as current at December 31, 2003. In consideration of our payment of $33,600 and execution of a Full and Final Release, Walters released all rights and debt held by him and forgave the balance of the note payable and accrued interest totaling approximately $239,741.

           On November 12, 2004, we reached a settlement with Denise Dunne-Fushi with respect to a note payable in the amount of $629,492. Principal payments of $10,000 per month were to have been made monthly beginning November 1, 2002 bearing 5% interest until October 1, 2007. In addition, we agreed to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits until May 2004 and vehicle lease until August 2004. The note was secured under a general security agreement and was subordinated to Morrison Financial Services Limited and to the 12% Senior Secured Convertible Debenture holders. We did not make any principal payments to Ms. Dunne-Fushi since December 2002 and were in default of the loan agreement. As a result of the default, Ms. Dunne-Fushi had the option of enforcing the security she held and therefore the entire note payable was reclassified as current at December 31, 2003. In consideration of our payment of $202,000 and execution of a Full and Final Release, Dunne-Fushi released all rights and debt held by her and forgave the balance of the note payable of approximately $427,492.

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

RECENT ACCOUNTING PRONOUNCEMENTS

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 with certain exceptions. We do not believe that the adoption of SFAS No. 149 will have a material impact, if any, on our results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement specifies that certain instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 30, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. We do not believe that the adoption of SFAS No. 150 will have a material impact, if any, on our results of operations or financial position.

         In December 2003, the FASB issued SFAS No. 132 (Revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106. This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 (Revised) will retain and revise the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (Revised) generally is effective for fiscal years ending after December 15, 2003. We do not believe that the adoption of SFAS No. 132 (Revised) will have a material impact, if any, on our results of operations or financial position.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact, if any, on our results of operations or financial position as it does not have inventory.

         In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, which references the financial accounting and reporting guidance for real estate time-sharing transactions in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. We do not believe that the adoption of SFAS No. 152 will have a material impact, if any, on our results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29", effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. This statement requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. We do not believe that the adoption of SFAS No. 153 will have a impact, if any, on our results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-based Payment". This statement requires employers to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123 (Revised) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123 (Revised) becomes mandatorily effective on July 1, 2005. We intend to adopt this standard using the modified retrospective method of transition. This method requires that issued financial statements be restated based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS No. 123. SFAS No. 123 (Revised) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123 (Revised), the expense attributable to an award will be measured in accordance with the company's measurement model at that award's date of grant. We believe the pro forma disclosures in Note 3 (c) provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123 (Revised). However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

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

         Management is required to make certain estimates and assumptions during the preparation of the consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Certain accounting policies and estimates have a more significant impact on our financial statements than others, due to the magnitude of the underlying financial statement elements.

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

         At December 31, 2004, we wrote down our investments in non-related companies to nil. At December 31, 2003, all of our investments in non-related companies totaling $45,669 were accounted for using the cost method. Accounting for an investment under either the equity or cost method has no impact on evaluation of impairment of the underlying investment; under either method, impairment losses are recognized upon evidence of permanent losses of value.

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

         At December 31, 2004, we performed our annual impairment test for goodwill and determined that no adjustment to the carrying value of goodwill was needed.

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

FOREIGN CURRENCY TRANSLATION

         The books and records of our Canadian operations are recorded in Canadian dollars. The financial statements are converted to US dollars as we have elected to report in US dollars consistent with Regulation S-X, Rule 3-20. The translation method used is the current rate method which is the method mandated by SFAS No. 52 where the functional currency is the foreign currency. Under the current method all assets and liabilities are translated at the current rate, stockholders' equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

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

ITEM 7. FINANCIAL STATEMENTS

                                 THINKPATH INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2004 AND 2003
                             TOGETHER WITH REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                        (AMOUNTS EXPRESSED IN US DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THINKPATH INC.

We have audited the accompanying consolidated balance sheets of Thinkpath Inc. (incorporated in Ontario) as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thinkpath Inc. as of December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2004 and 2003 in conformity with generally accepted accounting principles in the United States of America.

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

Schwartz Levitsky Feldman LLP
Chartered Accountants

Toronto, Ontario, Canada
April 12, 2005

THINKPATH INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                            2004            2003
                                                            ----            ----
                                                               $               $

                                     ASSETS

CURRENT ASSETS
     Cash                                                180,121         483,443
     Accounts receivable                               2,243,513       1,766,061
     Prepaid expenses                                     88,403         128,612
                                                      ----------      ----------

                                                       2,512,037       2,378,116

PROPERTY AND EQUIPMENT                                   494,003       1,182,751

GOODWILL                                               3,748,732       3,748,732

INVESTMENT IN NON-RELATED COMPANIES                           --          45,669

OTHER ASSET                                               61,562          53,321
                                                      ----------      ----------

                                                       6,816,334       7,408,589
                                                      ==========      ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

THINKPATH INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                          2004             2003
                                                          ----             ----
                                                             $                $

                                   LIABILITIES

CURRENT LIABILITIES
     Receivable Discount Facility                      723,995        1,128,444
     Accounts payable                                1,257,799        2,650,783
     Current portion of long-term debt                  85,099          279,800
     Current portion of notes payable                       --          859,936
     12% Convertible Debentures                        566,653          215,558
                                                   -----------      -----------

                                                     2,633,546        5,134,521

LONG-TERM DEBT                                         182,837           13,176
                                                   -----------      -----------

                                                     2,816,383        5,147,697
                                                   ===========      ===========

COMMITMENTS AND CONTINGENCIES (NOTE 20)

                              STOCKHOLDERS' EQUITY

CAPITAL STOCK                                       49,531,299       43,576,292

DEFICIT                                            (44,204,935)     (39,999,711)

ACCUMULATED OTHER COMPREHENSIVE LOSS                (1,326,413)      (1,315,689)
                                                   -----------      -----------

                                                     3,999,951        2,260,892
                                                   -----------      -----------

                                                     6,816,334        7,408,589
                                                   ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

THINKPATH INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                          2004           2003
                                                          ----           ----
                                                             $              $

REVENUE                                             12,623,743     10,817,667

COST OF SERVICES                                     8,138,516      7,344,114
                                                 -------------    -----------
GROSS PROFIT                                         4,485,227      3,473,553
                                                 -------------    -----------
EXPENSES
     Administrative                                  2,989,086      2,923,813
     Selling                                         1,411,352      1,152,311
     Depreciation and amortization                     524,618        665,143
     Write down of property and equipment              268,558             --
     Debt forgiveness                               (1,139,111)            --
                                                 -------------    -----------
                                                     4,054,503      4,741,267

INCOME (LOSS) FROM CONTINUING OPERATIONS               430,724     (1,267,714)

     Write off of investment in non-related
       companies                                       (45,669)            --
                                                 -------------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INTEREST CHARGES                           385,055     (1,267,714)

     Interest Charges                                4,373,928      7,994,211
                                                 -------------    -----------
LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                            (3,988,873)    (9,261,925)

     Income Taxes                                       17,870         30,165
                                                 -------------    -----------
LOSS FROM CONTINUING OPERATIONS                     (4,006,743)    (9,292,090)

INCOME (LOSS) FROM
     DISCONTINUED OPERATIONS
     (INCLUDING GAIN ON DISPOSAL OF $190,627
       IN 2003)                                       (198,481)       258,462
                                                 -------------    -----------
NET LOSS                                            (4,205,224)    (9,033,628)
                                                 =============    ===========
WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK OUTSTANDING
     BASIC AND DILUTED                           5,646,085,499    719,412,600
                                                 =============    ===========
LOSS FROM CONTINUING OPERATIONS
     PER WEIGHTED AVERAGE COMMON
     STOCK BASIC AND DILUTED                             (0.00)         (0.01)
                                                 =============    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

THINKPATH INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                                                 ACCUMULATED
                                           COMMON STOCK         CAPITAL                                                OTHER
                                              NUMBER OF           STOCK                      COMPREHENSIVE     COMPREHENSIVE
                                                 SHARES         AMOUNTS          DEFICIT              LOSS              LOSS
                                         -----------------------------------------------------------------------------------
Balance as of December 31, 2002              66,258,043      33,367,034      (30,966,083)                         (1,077,521)
                                         ==============      ==========      ===========                          ==========

Net loss for the year                              --              --                           (9,033,628)       (9,033,628)
                                                                                                ----------

Other comprehensive loss, net of tax:
   Foreign currency translation                                                                   (238,168)         (238,168)
                                                                                                ----------

Comprehensive loss                                                                              (9,271,796)
                                                                                                ==========

Conversion of 12% senior secured          2,368,413,224         901,891               --
convertible debentures

Interest on 12% senior secured              153,405,397         142,875               --
convertible debentures

Debt settled through the issuance            16,997,854         449,333               --
of common stock

Common stock and warrants issued for         10,980,000         226,500               --
services

Warrants issued for cash                    121,184,669       1,241,514               --

Beneficial conversion on issuance of                 --       7,247,145               --
convertible debt
                                         --------------      ----------      -----------                          ----------

Balance as of December 31, 2003           2,737,239,187      43,576,292      (39,999,711)                         (1,315,689)
                                         ==============      ==========      ===========                          ==========

Net loss for the year                                --              --       (4,205,224)       (4,205,224)
                                                                                                ----------

Other comprehensive loss, net of tax:
  Foreign currency translation                                                                     (10,724)          (10,724)
                                                                                                ----------

Comprehensive loss                                                                              (4,215,948)
                                                                                                ==========

Conversion of 12% senior secured          9,603,054,463         379,906               --
convertible debentures

Interest on 12% senior secured              634,917,670          44,813               --
convertible debentures

Common stock and warrants                   250,197,488         175,336               --
issued for services

Warrants issued for cash                    377,053,570       1,548,120               --

Beneficial conversion on                             --       3,806,832               --
issuance of convertible debt
                                         --------------      ----------      -----------                          ----------

Balance as of December 31, 2004          13,602,462,378      49,531,299      (44,204,935)                         (1,326,413)
                                         ==============      ==========      ===========                          ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

THINKPATH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                   2004          2003
                                                                   ----          ----
                                                                      $             $
Cash flows from operating activities
    Net loss                                                 (4,205,224)   (9,033,628)
                                                             ----------    ----------

    Adjustments to reconcile net loss to net cash
     used in operating activities:
    Amortization                                                568,069       716,781
    Beneficial conversion on issuance of convertible debt     3,806,832     7,247,145
    Interest on 12% senior secured convertible debentures        44,813       142,875
    Original issuance discount                                  175,000            --
    Loss on disposition                                              --       167,802
    Write down of property and equipment                        414,212            --
    Write off of investment in non-related companies             45,669            --
    Gain on disposal of IT Recruitment division assets               --      (190,627)
    Debt forgiveness                                         (1,139,111)      (30,565)
    Decrease (increase) in accounts receivable                 (455,092)    1,000,368
    Decrease in prepaid expenses                                 64,839        72,115
    Decrease in accounts payable                               (920,256)     (831,697)
    Decrease in long-term receivable                                 --        57,775
    Decrease in deferred revenue                                     --      (163,754)
    Common stock and warrants issued for services               175,336       226,500
    Accounts payable settled with common stock                       --       449,333
                                                             ----------    ----------

    Net cash used in operating activities                    (1,424,913)     (169,577)
                                                             ----------    ----------

Cash flows from investing activities
    Purchase of property and equipment                         (198,152)     (163,549)
    Proceeds on disposal of IT Recruitment division assets           --       146,406
                                                             ----------    ----------

    Net cash used in investing activities                      (198,152)      (17,143)
                                                             ----------    ----------

Cash flows from financing activities
    Repayment of receivable discount facility                  (419,163)   (1,379,930)
    Repayment of notes payable                                 (242,044)      (35,021)
    Repayment of long-term debt                                (117,304)     (193,767)
    Proceeds from issuance of common stock                      229,121        90,889
    Proceeds from issuance of debentures and warrants         1,875,000     2,075,000
                                                             ----------    ----------

    Net cash provided by financing activities                 1,325,610       557,171
                                                             ----------    ----------

Effect of foreign currency exchange rate changes                 (5,867)       (1,026)
                                                             ----------    ----------

Net increase (decrease) in cash                                (303,322)      369,425
Cash
    Beginning of year                                           483,443       114,018
                                                             ----------    ----------
    End of year                                                 180,121       483,443
                                                             ==========    ==========

SUPPLEMENTAL CASH ITEMS:
    Interest paid                                               572,044       788,260
                                                             ==========    ==========
    Income taxes paid                                            20,576        29,720
                                                             ==========    ==========

SUPPLEMENTAL NON-CASH ITEMS:
    Common shares issued for liabilities                             --       449,333
                                                             ==========    ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


1.    MANAGEMENT'S INTENTIONS AND GOING CONCERN

      Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant recurring operating losses and working capital deficiencies. At December 31, 2004, the Company had a working capital deficiency of $121,509 and a deficit of $43,757,637 and has suffered recurring losses from operations.

      With insufficient working capital from operations, the Company's primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of equity securities. At December 31, 2004, the balance on the receivable discount facility was $723,995. The Company is currently within margin of its receivable discount facility with Morrison Financial Services Limited based on 75% of qualifying accounts receivable.

      As at April 12, 2005, management's plans to mitigate and alleviate these adverse conditions and events include:

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


      d) Basis of consolidated financial statement presentation

      The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. The earnings of the subsidiaries are included from the date of acquisition for acquisitions accounted for using the purchase method. For subsidiaries acquired prior to June 30, 2001 and accounted for by the pooling of interest method, earnings have been included for all periods reported. All significant inter-company accounts and transactions have been eliminated.

      e) Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, amounts from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amounts approximates fair values because of the short maturity of those instruments.

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

      m) Foreign Currency

      The Company is a foreign private issuer and maintains its books and records of its Canadian companies in Canadian dollars (their functional currency). The financial statements of the Canadian companies are converted to US dollars as the Company has elected to report in US dollars consistent with Regulation S-X, Rule 3-20. The translation method used is the current rate method which is the method mandated by SFAS No. 52 where the functional currency is the foreign currency. Under the current method all assets and liabilities are translated at the current rate, stockholders' equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

      Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in accumulated other comprehensive income. Gains and losses on foreign currency transactions are included in financial expenses.

      n) Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

      In August 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144, effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial condition.

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

      q) Accounting for Stock-Based Compensation

      In December 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules continued in Accounting Principles Board Option No. 25, Accounting for stock issued to employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 31, 1995. The Company has adopted the disclosure provisions of SFAS No. 123. SFAS No. 123 was amended by SFAS No. 148 which requires more prominent disclosure of stock-based compensation.

      r) Leases

      Leases are classified as either capital or operating. Those leases that transfer substantially all the benefits and risks of ownership of property to the Company are accounted for as capital leases. All other leases are accounted for as operating leases. Capital leases are accounted for as assets and are fully amortized on a straight-line basis over the lesser of the period of expected use of the assets or the lease term. Commitments to repay the principal amounts arising under capital lease obligations are included in current liabilities to the extent that the amount is repayable within one year, otherwise the principal is included in long term debt obligations. The capitalized lease obligation reflects the present value of future lease payments. The financing element of the lease payments is charged to interest expense in the consolidated statement of operations over the term of the lease. Operating lease costs are charged to administrative expense in the consolidated statement of operations on a straight-line basis.

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

      t) Recent Pronouncements

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 with certain exceptions. The Company does not believe that the adoption of SFAS No. 149 will have a material impact, if any, on its results of operations or financial position.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement specifies that certain instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 30, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The Company does not believe that the adoption of SFAS No. 150 will have a material impact, if any, on its results of operations or financial position.

      In December 2003, the FASB issued SFAS No. 132 (Revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106". This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 (Revised) will retain and revise the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (Revised) generally is effective for fiscal years ending after December 15, 2003. The Company does not believe that the adoption of SFAS No. 132 (Revised) will have a material impact, if any, on its results of operations or financial position.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material impact, if any, on its results of operations or financial position as it does not have inventory.

      In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", which references the financial accounting and reporting guidance for real estate time-sharing transactions in AICPA Statement of Position
      (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. The Company does not believe that the adoption of SFAS No. 152 will have a material impact, if any, on its results of operations or financial position.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29", effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. This statement requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. The Company does not believe that the adoption of SFAS No. 153 will have an impact, if any, on its results of operations or financial position.

      In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-based Payment". This statement requires employers to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123 (Revised) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123 (Revised) becomes mandatorily effective on July 1, 2005. The Company intends to adopt this standard using the modified retrospective method of transition. This method requires that issued financial statements be restated based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS No. 123. SFAS No. 123 (Revised) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123 (Revised), the expense attributable to an award will be measured in accordance with the company's measurement model at that award's date of grant. The Company believes the pro forma disclosures in Note 3 (c) provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123 (Revised). However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

      u) Advertising Costs

      Advertising costs are expensed as incurred.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

      3. STOCK OPTION PLANS

                                                                        WEIGHTED
                                                                         AVERAGE
                                                                        EXERCISE
                                                           OPTIONS         PRICE
                                                           -------         -----
      a) Options outstanding at December 31, 2002        1,110,492

         Options forfeited during the year                 (13,000)         3.19
         Options expired during the year                  (181,492)         2.10
                                                         ---------

         Options outstanding at December 31, 2003          916,000
                                                         =========

         Options forfeited during the year                  (6,000)         3.19
         Options expired during the year                  (350,500)         3.04
                                                         ---------          ----

         Options outstanding at December 31, 2004          559,500
                                                         =========

         Options exercisable December 31, 2003             916,000          1.32
         Options exercisable December 31, 2004             559,500          1.22
         Options available for future grant
           December 31, 2003                             8,167,000
         Options available for future grant
           December 31, 2004                             7,810,500

      b) Range of Exercise Prices at December 31, 2004

                                                  Options
                                    Weighted  Outstanding               Weighted
                                     Average      Average                Average
                      Outstanding  Remaining     Exercise      Options  Exercise
                          Options       Life        Price  Exercisable     Price
                          -------       ----        -----  -----------     -----
         $3.25             42,000       0.41         3.25       42,000      3.25
         $2.78 - 3.19      82,500       0.22         2.97       82,500      2.97
         $0.67-$0.70      435,000       1.31         0.70      435,000      0.70

      c) Pro-forma net income

      At December 31, 2004, the Company has four stock-based employee compensation plans, which are described more fully in Note 13(d). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation. SFAS No.123 was amended by SFAS No. 148 which requires more prominent disclosure of stock based compensation.

                                                           2004           2003
                                                           ----           ----

         Net loss as reported                        (4,205,224)    (9,033,628)
         Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for all awards
         net of related tax effects                      (1,895)      (101,581)
                                                     ----------     ----------


         Pro forma net loss                          (4,207,119)    (9,135,209)
                                                     ==========     ==========

         Loss per share:
         Basic and diluted loss per share, as
         reported
                                                          (0.00)         (0.01)
                                                     ==========     ==========

         Pro forma loss per share                         (0.00)         (0.01)
                                                     ==========     ==========

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


      d) Black Scholes Assumptions

      The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                                2001 GRANTS
                                                -----------
      Risk free interest rates                         4.76%
      Volatility factors                                100%
      Weighted average expected life             4.90 years
      Weighted average fair value per share             .74
      Expected dividends                                 --

      There were no option grants in the year ended December 31, 2004. There were no option grants in the year ended December 31, 2003.

4.    ACCOUNTS RECEIVABLE
                                                         2004            2003
                                                         ----            ----
                                                            $               $
         Accounts receivable                        2,423,161       1,952,908
         Less: Allowance for doubtful accounts       (179,648)       (186,847)
                                                   ----------      ----------
                                                    2,243,513       1,766,061
                                                   ==========      ==========

         Allowance for doubtful accounts
         Balance, beginning of year                   186,847         236,793
         Provision                                     25,738          44,359
         Recoveries                                   (32,937)        (94,305)
                                                   ----------      ----------
         Balance, end of year                         179,648         186,847
                                                   ==========      ==========

5.    PROPERTY AND EQUIPMENT

                                                           2004                         2003
                                          --------------------------------------     ---------
                                                         ACCUMULATED
                                               COST     AMORTIZATION         NET           NET
                                                  $                $           $             $
      Furniture and equipment               167,212          131,967      35,245       162,544
      Computer equipment and software     3,399,311        2,950,538     448,773     1,014,540
      Leasehold improvements                 40,978           30,993       9,985         5,667
                                          ---------        ---------     -------     ---------

                                          3,607,501        3,113,498     494,003     1,182,751
                                          =========        =========     =======     =========

      Assets under capital lease            234,255          143,566      90,689        25,464
                                          =========        =========     =======     =========

      Amortization of property and equipment for the year ended December 31, 2004 amounted to $568,069 including amortization of assets under capital lease of $51,278.

      Amortization of property and equipment for the year ended December 31, 2003 amounted to $716,781 including amortization of assets under capital lease of $67,875.

6.    INVESTMENT IN NON-RELATED COMPANIES

      Investment in non-related companies is represented by the following:

                                                         2004               2003
                                                         ----               ----
                                                            $                  $
      Conexys                                              --                  1
      Digital Cement                                       --             45,668
                                                         ----             ------

      Total                                                --             45,669
                                                         ====             ======

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      On October 9, 2003, Conexys voluntarily withdrew its listing from the Bermuda Stock Exchange and the company was wound up. At December 31, 2004, the Company wrote off its investment in Conexys of $1.

      ii) Digital Cement

      During fiscal 2000, the Company acquired 1,125,000 shares of Digital Cement, representing approximately 4% of that Company's shares in consideration of the co-licensing of SecondWave, software developed by TidalBeach Inc., a wholly-owned subsidiary of Thinkpath Inc. The value of these shares was determined to be approximately $507,865 based on an offer to a third party to purchase shares in the Company at a price of $0.50 per share. During 2001, the fair value was adjusted to $346,415 with a charge of $161,450 to comprehensive income. During 2002, the fair value was adjusted to $45,668 with a charge of $300,747 to comprehensive income.

      During 2003, the Company collected a long-term receivable in the amount of $53,924, owed by Digital Cement as per an agreement dated February 14, 2003 establishing the terms for the early repayment of the note and the requirement of the Company to produce certain documentation relating to its software.

      At December 31, 2004, the Company wrote off its investment in Digital Cement as it was determined that the Company did not fulfill certain obligations required of it as part of the February 14, 2003 agreement and ownership of the shares were transferred back to Digital Cement.

7.    GOODWILL

      Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                                                    2004         2003
                                                                                    ----         ----
                                                                ACCUMULATED
                                                 ACCUMULATED     IMPAIRMENT
                                        COST    AMORTIZATION         LOSSES          NET          NET
                                   ------------------------------------------------------------------
                                           $               $              $            $            $
      IT Recruitment
      (Systemsearch Consulting       448,634         303,337        145,297           --           --
      Services)

      Technical Publications &
      Engineering (CadCam Inc.)    5,518,858         535,164      1,234,962    3,748,732    3,748,732
                                   ---------         -------      ---------    ---------    ---------

                                   5,967,492         838,501      1,380,259    3,748,732    3,748,732
                                   =========         =======      =========    =========    =========

      Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". This statement requires the Company to evaluate the carrying value of goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions reflect management's best estimates and may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in write downs that could adversely affect the Company's earnings.

      At December 31, 2004 and 2003, the Company performed its annual impairment test for goodwill and determined that no adjustment to the carrying value of goodwill was needed.

      On an ongoing basis, absent any impairment indicators, the Company expects to perform a goodwill impairment test as of the end of the fourth quarter of every year.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


8.    OTHER ASSET

                                                         2004         2003
                                                         ----         ----
                                                            $            $

         Cash surrender value of life insurance        61,562       53,321
                                                       ------       ------

         Total                                         61,562       53,321
                                                       ======       ======

      Amortization of other assets amounted to nil for the years ended December 31, 2004 and 2003.

9.    RECEIVABLE DISCOUNT FACILITY

      i) December 31, 2004

      At December 31, 2004, the Company had a receivable discount facility in the amount of $723,995 with Morrison Financial Services Limited which allowed the Company to borrow up to 75% of the value of qualified accounts receivables to a maximum of $1,500,000, bearing interest at 30% per annum.

      ii) December 31, 2003

      At December 31, 2003, the Company had a receivable discount facility in the amount of $1,128,444 with Morrison Financial Services Limited which allowed the Company to borrow up to 75% of the value of qualified accounts receivables to a maximum of $3,000,000, bearing interest at 30% per annum.

10.   CONVERTIBLE DEBENTURE

      During the year ended December 31, 2003, the Company sold an additional $2,075,000 in convertible debentures along with 770,033,457 warrants. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $2,075,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at purchase prices ranging from $.0175 to $.00075 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On April 7, 2004, 11,999,999 of these warrants were repriced from $.0175 to $.0004 per share. On June 18, 2004, 279,324,980 of these warrants were repriced from $.00075 to $.00025 per share. On November 12, 2004, 167,244,016 of these warrants were repriced from $.00025 to $.00020 per share.

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

      On January 8, 2004, the Company sold an additional $25,000 in convertible debentures along with 1,428,571 warrants pursuant to the share purchase agreement (the "12% Senior Secured Convertible Debenture Agreement") dated December 5, 2002. The debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $25,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.0175 per share. The Company is required to pay interest to the debenture holder on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On April 7, 2004 all of these warrants were repriced from $.0175 to $0.0004 per share

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


      On March 25, 2004, the Company entered into a new share purchase agreement with Bristol Investment Fund, Ltd. for the issuance and sale by the Company of debentures of up to $1,000,000. The first debenture of $350,000 was purchased together with 924,000,000 warrants on closing. The debenture will become due twelve months from the date of issuance. Bristol will have the right to acquire up to $350,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount until March 25, 2011 at a purchase price of $.000417 per share. The Company is required to pay interest to Bristol on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On June 18, 2004, all of these warrants were repriced from $.000417 to $.00025 per share. On November 12, 2004, 840,000,000 of these warrants were repriced from $.00025 to $.00020 per share.

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

      On May 20, 2004 and June 18, 2004, the Company sold an additional $400,000 in convertible debentures together with 1,682,352,942 warrants to Bristol Investment Fund, Ltd. pursuant to the March 25, 2004 share purchase agreement. The debentures will become due twelve months from the date of issuance. Bristol will have the right to acquire up to $400,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.00025 per share. The Company is required to pay interest to Bristol on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock. On November 12, 2004, 1,529,411,765 of these warrants were repriced from $.00025 to $.00020 per share.

      On May 24, 2004 and June 18, 2004, the Company entered into new share purchase agreements with Tazbaz Holdings Limited for the issuance and sale by the Company of $300,000 principal amount Convertible Debentures and 1,157,142,857 warrants to purchase shares of the Company's common stock. The debentures will become due twelve months from the date of issuance. Tazbaz Holdings Limited will have the right to acquire up to $300,000 worth of the Company's common stock at a price the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.00028 and $.00025 per share, respectively. The Company is required to pay interest to Tazbaz Holdings Limited on the aggregate unconverted and outstanding principal amount of the debenture at the rate of 12% per annum, payable on each conversion date and maturity date in cash or shares of common stock.

      On November 12, 2004, the Company sold an additional $875,000 in convertible debentures with original issue discount (OID) together with 4,687,500,000 warrants to a group of investors including Bristol Investment Fund Ltd., Alpha Capital and Tazbaz Holdings Inc. Pursuant to the Share Purchase Agreement, the debentures will become due twelve months from the date of issuance. The investors will have the right to acquire up to $875,000 (equal to 125% of the aggregate subscription amount of $700,000) worth of the Company's common stock at a price the lesser of $.0002 or 80% of the average of the three lowest intraday prices on three separate trading days during the twenty days trading period prior to conversion. The warrants are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.0002 per share. The Company received $615,000 in net proceeds from the transaction. The proceeds were used to settle debt and litigation settlement obligations with the balance to be used for working capital.

      The proceeds of $2,050,000 received by the Company during the year ended December 31, 2004 were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $1,319,000.

      At December 31, 2004, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $3,654,507 which was credited to paid in capital and charged to earnings as interest expense.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


11.   LONG-TERM DEBT

      i) December 31, 2004

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

      ii) December 31, 2003

      At December 31, 2003, the Company had a loan balance of $259,356 with Terry Lyons and no principal payments had been made.

                                                       2004             2003
                                                          $                $
      a) Included therein:

      A loan with T. Lyons payable in
      monthly payments of $10,000
      beginning April 5, 2004 and bearing
      interest at US prime plus 14% per
      annum. This loan is subordinated to
      Morrison Financial Services Limited           227,951          259,356

      Various capital leases with various
      payment terms and interest rates               39,985           33,620
                                                    -------          -------
                                                    267,936          292,976
      Less: current portion                          85,099          279,800
                                                    -------          -------

      Total                                         182,837           13,176
                                                    =======          =======

      b) Future principal payments obligations as at December 31, 2004, were as follows:

            2005              85,099
            2006             110,254
            2007              72,583
            2008                  --
            2009                  --
                            --------
                            $267,936
                            ========

      c) Interest expense related to long-term debt was $69,037 for the year ended December 31, 2004. Interest expense related to long-term debt was $119,339 for the year ended December 31, 2003.

12.   NOTES PAYABLE

a) The Company had a note payable to Roger Walters in the amount of $224,000. Principal payments of $4,000 were to be made monthly starting September 1, 2002 until August 1, 2007. The note was subordinated to Morrison Financial Services Limited and to the 12% Senior Secured Convertible Debenture holders. The Company did not make any principal payments to Mr. Walters since December 2002 and was in default of the loan agreement. As a result of the default, the principal balance bore interest at 12% per annum until payment was made and the note was due on demand. The entire note payable was reclassified as current at December 31, 2003.

      On November 12, 2004, the Company reached a settlement with Roger Walters with respect to the note payable. In consideration of a monetary payment by the Company of $33,600 and execution of a Full and Final Release, Walters released the Company of all rights and debt held by him and forgave the balance of the note payable and accrued interest of approximately $239,741 which is included in debt forgiveness in the consolidated statement of operations.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


b) The Company had a note payable to Denise Dunne-Fushi in the amount of $635,936. Principal payments of $10,000 per month were to begin November 1, 2002 bearing 5% interest until October 1, 2007. In addition, the Company agreed to cover the monthly expense associated with Ms. Dunne-Fushi's family health benefits until May 2004 and vehicle lease until August 2004. The note was secured under a general security agreement and was subordinated to Morrison Financial Services Limited and to the 12% Senior Secured Convertible Debenture holders. Although the Company made family health benefit and vehicle lease payments in the amount of $6,444, it did not make any principal payments and was therefore in default of the loan agreement. As a result of the default, Ms. Dunne-Fushi had the option of enforcing the security she held and therefore the entire note payable was reclassified as current at December 31, 2003.

      On November 12, 2004, the Company reached a settlement with Denise Dunne-Fushi with respect to the note payable in the amount of $629,492. In consideration of a monetary payment by the Company of $202,000 and execution of a Full and Final Release, Dunne-Fushi released the Company of all rights and debt held by her and forgave the balance of the note payable of approximately $427,492.

      The Company has accounted for its settlements as troubled debt restructuring. Accordingly, the Company has recognized a gain based upon the difference between the total carrying value of the original debt (with any accrued interest) and the cash payments made to Walters and Dunne. The gain on the settlement, included in debt forgiveness in the consolidated statement of operations is as follows:

                                                 WALTERS              DUNNE
                                                 -------              -----
                                                       $                  $
         Old Debt
           Principal balance                     224,000            629,492
           Accrued interest                       49,341                 --
                                                --------           --------

           Carrying value                        273,341            629,492

           Cash payment                          (33,600)          (202,000)
                                                ========           ========

           Gain on settlement                    239,741            427,492
                                                ========           ========

                                                    2004               2003
                                                    ----               ----
                                                       $                  $
         Note Payable to Roger Walters                --            224,000
         Note Payable to Denise Dunne                 --            635,936
                                                --------           --------
                                                      --            859,936
         Less: current portion                        --            859,936
                                                --------           --------

         Total                                        --                 --
                                                ========           ========

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

      During the year ended December 31, 2003, the Company issued 2,521,818,621 shares of its common stock upon the conversion of 12% Senior Secured Convertible Debentures in the amount of $2,515,000.

      During the year ended December 31, 2004, the Company issued 250,197,488 shares of common stock, no par value per share, in consideration of consulting services in the amount of $175,336. This includes 250,000,000 shares of common stock, no par value per share, issued to Jeffrey Flannery pursuant to a consulting agreement with the Company dated May 26, 2004 for the provision of marketing and business development consulting services for a period of one year.

      During the year ended December 31, 2004, the Company issued 377,053,570 shares of its common stock to the 12% Senior Secured Convertible Debenture Holders on the exercise of warrants.

      During the year ended December 31, 2004, the Company issued 10,237,972,133 shares of its common stock upon the conversion of 12% Senior Secured Convertible Debentures in the amount of $1,025,400.

      c) Warrants

      For each of the years presented, the following warrants for the purchase of one common share per warrant at the following prices per common share and expiry dates were outstanding:

              Number of warrants
                  2004           2003    Exercise price per share    Expiry date
      --------------------------------------------------------------------------
                    --        475,000                       $3.24           2004
               975,000        975,000              $3.25 to $3.71           2005
               279,934        279,934                       $2.46           2005
               440,645        440,645               $.63 to $1.00           2005
               100,000        100,000                       $1.50           2006
             1,063,484      1,063,484                        $.55           2006
             6,000,000      6,000,000                        $.08           2007
             4,620,000      4,620,000                        $.04           2009
            26,285,714     26,285,714                      $.0175           2009
                    --     11,428,571                     $.00075           2009
                    --      5,625,000                     $.00040           2009
             1,142,857      1,142,857                     $.00025           2009
            21,428,571     21,428,571                      $.0175           2010
            14,285,714     14,285,714                     $.00875           2010
           166,666,667    346,571,428                     $.00075           2010
                    --     11,999,999                      $.0004           2010
            45,414,297     45,414,297                     $.00025           2010
           167,244,016    233,910,683                      $.0002           2010
           250,000,000             --                      $.0004           2011
           257,142,857             --                     $.00028           2011
         1,876,941,177             --                     $.00025           2011
         6,216,911,765             --                      $.0002           2011
      --------------------------------------------------------------------------
         9,056,942,698    732,046,897
      --------------------------------------------------------------------------

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


      A summary of changes to number of issued warrants is as follows:

      Outstanding at December 31, 2002                69,864,776
      Issued                                         783,366,790
      Exercised                                     (121,184,669)
      Expired                                                 --
                                                   -------------

      Outstanding at December 31, 2003               732,046,897
      Issued                                       8,702,424,370
      Exercised                                     (377,053,569)
      Expired                                           (475,000)
                                                   -------------

      Outstanding at December 31, 2004             9,056,942,698
                                                   =============

      During the year ended December 2003, the Company repriced 11,428,571 warrants issued in 2002 from $.0175 to $.00137 per share, 5,625,000 warrants issued in 2002 from $.0175 to $.0004 per share and 1,142,857 warrants issued in 2002 from $.00075 to $.00025 per share.

      During the year ended December 31, 2003, the Company issued 770,033,457 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at purchase prices ranging from $.0175 to $.00075 per share. On June 30, 2003, 31,428,571 of these warrants were repriced from $.0175 to $.00875 per share. On October 14, 2003, 241,652,507 of these warrants were repriced from $.00137 to $.00075 per share. On April 7, 2004, 11,999,999 of these warrants were repriced from $.0175 to $.0004 per share. On June 18, 2004, 279,324,980 of these warrants were repriced from $.00075 to $.00025 per share. On November 12, 2004, 167,244,016 of these warrants were repriced from $.00025 to $.0002 per share.

      On January 8, 2004, the Company issued 1,428,571 warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at a purchase price of $.0175 per share. On April 7, 2004 all of these warrants were repriced from $.0175 to $0.0004 per share.

      On March 25, 2004, the Company issued 924,000,000 warrants to Bristol Investment Fund, Ltd. which are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.000417 per share. On June 18, 2004, all of these warrants were repriced from $.000417 to $.00025 per share. On November 12, 2004, 840,000,000 of these warrants were repriced from $.00025 to $.0002 per share.

      On March 29, 2004 the Company issued 250,000,000 warrants to Tazbaz Holdings Limited, which are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $0.0004 per share.

      On May 20, 2004 and June 18, 2004, the Company issued 1,682,352,942 warrants to Bristol Investment Fund, Ltd. which are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $.00025 per share. On November 12, 2004, 1,529,411,765 of these warrants were repriced from $.00025 to $.0002 per share.

      On May 24, 2004 and June 18, 2004, the Company issued 1,157,142,857 warrants to Tazbaz Holdings Limited which are exercisable at any time and in any amount for a period of seven years from closing at purchase prices of $.00028 and $.00025 per share, respectively.

      On November 12, 2004, the Company issued 4,687,500,000 warrants to holders of the Original Discount Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at a purchase price of $.0002 per share.

      d) Stock Options

      The Company's Board of Directors and shareholders have approved the adoption of the 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, and 2002 Stock Option Plan, pursuant to which 8,370,000 options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company

      The plans are administrated by the Compensation Committee of the Board of Directors, which determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of common stock to be issued upon the exercise of the options and the option exercise price. The plans are effective for a period of ten years.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


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

14.   DEFERRED INCOME TAXES AND INCOME TAXES

      a)    Deferred Income Taxes

            The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:

                                                             2004          2003
                                                             ----          ----
                                                                $             $

      Losses available to offset future income taxes    4,678,000     4,046,000
      Share issue costs                                   357,000       550,000
      Property and equipment                              877,000       558,000
                                                          -------       -------
                                                        5,912,000     5,154,000

      Less: valuation allowance                         5,912,000     5,154,000
                                                        ---------     ---------
                                                               --            --

      As part of the acquisitions of Cad Cam Inc. and MicroTech Professionals Inc., there was a change of control which resulted in the subsidiaries being required to change from the cash method to the accrual method of accounting for income tax purposes.

      b)    Current Income Taxes

            Current income taxes consist of:

                                                             2004          2003
                                                             ----          ----
                                                                $             $
         Amounts calculated at Federal and
         Provincial statutory rates                    (1,503,170)   (3,704,770)
                                                       ----------    ----------

         Permanent differences                            763,040     1,986,935
         Valuation allowance                              758,000     1,748,000
                                                       ----------    ----------
                                                        1,521,040     3,734,935
                                                       ----------    ----------

         Current income taxes                              17,870        30,165
                                                       ==========    ==========

      Issue expenses totaling approximately $900,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, which are available to be carried forward for seven years for losses up to and including 2003 and for ten years commencing in 2004 from the year the loss is incurred. The Company has not reflected the benefit of utilizing non-capital losses totaling approximately $11,700,000 nor a capital loss totaling $750,000 in the future as a deferred tax asset as at December 31, 2004. As at the completion of the December 31, 2004 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


15.   COMPREHENSIVE LOSS

                                                           2004          2003
                                                           ----          ----
                                                              $             $
         Net loss                                    (4,205,224)   (9,033,628)
         Other comprehensive loss
           Foreign currency translation adjustments     (10,724)     (238,168)
                                                     ----------     ----------

         Comprehensive loss                          (4,215,948)    (9,271,796)
                                                     ==========     ==========

      The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

16.   DISCONTINUED OPERATIONS

      Effective March 8, 2002, the Company sold its technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in the Company's technology division, including the employees of TidalBeach Inc. The Company will not have future revenues from either its Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. There was no technology revenue for the years ended December 31, 2004 and 2003. The net loss for the year ended December 31, 2004 was $17,000 compared to net income of $13,000 in 2003. Included in the loss for 2004 is a write down of property and equipment in the amount of $14,000.

      Effective May 1, 2002, the Company signed an agreement with triOS Training Centres Limited, an Ontario company, for the purchase of certain assets of the Toronto training division, Thinkpath Training for a nominal amount of cash and the assumption of all prepaid training liabilities. As part of the transaction, triOS assumed the Toronto training staff.

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

      There was no training revenue for the year ended December 31, 2004 and $160,000 in 2003. The net loss from the training division for the year ended December 31, 2004 was $180,000 and $20,000 in 2003. Included in the loss for 2004 is a write down of property and equipment in the amount of $130,000.

      Effective June 27, 2003, the Company signed an agreement with Brainhunter.com Ltd., an Ontario company, for the purchase of certain assets of the Toronto IT recruitment division for a nominal amount of cash and the assumption of all employee liabilities. The gain on disposal of $190,627 has been reflected in the Income (loss) from discontinued operations in 2003. Of the $190,627, $146,627 was received in cash on closing with the balance of $44,000 due in a promissory note payable by June 27, 2004. As of April 12, 2005, the note remains outstanding, however, the Company believes that it is collectable. As a result of this transaction, the Company will not have future revenues from its IT recruitment division and therefore the operations have been reported as discontinued.

      There was no IT recruitment revenue for the year ended December 31, 2004 and $1,460,000 in 2003. Net income from the IT recruitment division for the year ended December 31, 2004 was nil and $75,000 in 2003.

      The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc. and the IT recruitment division:

                                                              2004         2003
                                                                 $            $

      Revenues                                                  --    1,622,699
                                                          --------   ----------

      Income (loss) from operations before income taxes   (195,775)      67,390

      Provision (recovery) for Income Taxes                  2,706         (445)

      Gain on disposal of IT Recruitment division assets        --      190,627
                                                          --------   ----------

      Income (loss) from discontinued operations          (198,481)     258,462
                                                          ========   ==========

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


17.   SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      The Company issued common shares and warrants for the following:

                                                         2004             2003
                                                  -----------      -----------
                                                            $                $
      Services rendered                               175,336          226,500
      Accounts payable                                     --          449,333
                                                  -----------      -----------
                                                      175,336          675,833
                                                  ===========      ===========

18.   SEGMENTED INFORMATION

      a) Sales by Geographic Area
                                                         2004             2003
                                                  -----------      -----------
                                                            $                $

      Canada                                          890,337          833,281
      United States of America                     11,733,406        9,984,386
                                                  -----------      -----------

                                                   12,623,743       10,817,667

      b) Net Income (Loss) by Geographic Area
                                                         2004             2003
                                                  -----------      -----------
                                                            $                $

      Canada                                       (4,958,885)      (8,953,301)
      United States of America                        753,661          (80,327)
                                                  -----------      -----------

                                                   (4,205,224)      (9,033,628)
                                                  ===========      ===========

      c) Identifiable Assets by Geographic Area
                                                         2004             2003
                                                  -----------      -----------
                                                            $                $

      Canada                                          499,483        1,369,904
      United States of America                      6,316,851        6,038,685
                                                  -----------      -----------

                                                    6,816,334        7,408,589
                                                  ===========      ===========

      d) Revenue and Gross Profit by Operating Segment
                                                         2004             2003
                                                  -----------      -----------
                                                            $                $
      Revenue
        Tech Pubs and Engineering                  12,404,556       10,379,327
        IT Documentation                              219,187          438,340
                                                  -----------      -----------

                                                   12,623,743       10,817,667

      Gross Profit
        Tech Pubs and Engineering                   4,438,088        3,378,519
        IT Documentation                               47,139           95,034
                                                  -----------      -----------

                                                    4,485,227        3,473,553
                                                  ===========      ===========

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


      e) Revenues from Major Customers and Concentration of Credit Risk

      The consolidated entity had the following revenues from major customers:

      For the year ended December 31, 2004, one customer had sales of $3,952,397 representing approximately 31% of total revenue.

      For the year ended December 31, 2003, one customer had sales of $1,568,232, representing approximately 15% of total revenue.

      f) Purchases from Major Suppliers

      There were no significant purchases from major suppliers.

19.   EARNINGS PER SHARE

      The Company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of operations, of both basic and diluted earnings per share.

                                                            2004           2003
                                                            ----           ----
                                                               $              $
      NUMERATOR
      Loss from continuing operations                 (4,006,743)    (9,292,090)

      Income (loss) from discontinued operations        (198,481)       258,462
                                                   -------------    -----------

      Net loss                                        (4,205,224)    (9,033,628)
                                                   =============    ===========

      DENOMINATOR
      Weighted Average common stock outstanding    5,646,085,499    719,412,600
                                                   =============    ===========

      Basic and diluted loss per common share
      from continuing operations                           (0.00)         (0.01)
                                                   =============    ===========


      Basic and diluted loss per common share
      after discontinued operations                        (0.00)         (0.01)
                                                   =============    ===========


      Average common stock outstanding             5,646,085,499    719,412,600
      Average common stock issuable                           --             --
                                                   -------------    -----------

      Average common stock outstanding
      assuming dilution                            5,646,085,499    719,412,600
                                                   =============    ===========

      The outstanding options and warrants as detailed in note 13 were not included in the computation of the diluted earnings per common share as the effect would be anti-dilutive.

      The earnings per share calculation (basic and diluted) does not include any common stock for common stock payable, as the effect would be anti-dilutive.

      As of April 12, 2005, the Company has issued a total of 15,327,100,555 shares of its common stock to the convertible debenture holders upon the conversion of $3,862,300 of debentures and accrued interest.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


20.   COMMITMENTS AND CONTINGENCIES

      a) Lease Commitments

      Minimum payments under operating leases for premises occupied by the Company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at December 31, 2004, for the next five years are as follows:

                  2005        $389,795
                  2006         171,326
                  2007         171,326
                  2008          87,189
                  2009          45,120
            Thereafter           3,760
                              --------
                              $868,516
                              ========

      The lease commitments do not include an operating lease for premises that the Company is currently sub leasing to the purchaser of the United States training division. If the purchaser was to default on payment or abandon the premises, the Company would be liable for annual payments of $282,096 expiring August 31, 2006.

      The lease commitments do not include an operating lease for premises located in the United States that was closed in the fourth quarter of 2002. The Company has not made any payments on this lease since the premises were abandoned. The Company does not intend to make any further payments and the lessor has not tried to enforce payment. The Company may be liable for a lease balance of $44,597 which expired November 30, 2004.

      b) On November 12, 2004, the Company reached a settlement with SITQ National Inc. ("SITQ"), a former landlord, of the action commenced at Ontario, Canada as Court File No. 03-CV-256327CM3 against the Company by SITQ, in which SITQ claimed damages for breach of lease for arrears of rent, additional rent and other amounts payable pursuant to the lease. In consideration of a monetary payment by the Company of approximately $261,000 and execution of a Mutual Full and Final Release, SITQ dismissed the aforementioned action and forgave the Company the balance of the rent arrears, future rents and damages of approximately $3,750,000. Included in debt forgiveness in the statement of operations is the amount of $471,878 related to this settlement.

      On October 6, 2003, the Company entered into a settlement agreement with the Canadian Imperial Bank of Commerce ("CIBC") in the sum of $150,000. This settlement was pursuant to a claim filed against Thinkpath Training Inc., a subsidiary of the Company, with the Superior Court of Justice of Ontario, Canada, Court File No. 41967, demanding payment of damages in the sum of $150,000 pursuant to an operating account overdraft balance. The settlement includes payment of the overdraft, accrued interest and legal fees and will be paid in monthly installments over fifteen months beginning October 25, 2003 and ending December, 2004.

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


21.   SUBSEQUENT EVENTS

      On January 12, 2005, Thinkpath renewed its receivable discount facility with Morrison Financial Services Limited for a period of one year and reduced its interest rate to 24% per annum from 30% per annum.

      Subsequent to year-end, the Company signed an Amendment Agreement to the Share Purchase Agreement dated December 23, 2004 with respect to the purchase of TBM Technologies Inc., an Ontario Corporation which provides design engineering services. Pursuant to the Share Purchase Agreement, the Company purchased TBM for approximately $250,000 payable in shares of the Company's common stock, no par value. The Share Purchase Agreement also provided for price protection for the vendors for a period of two years from issuance. In the event that the vendors sought to sell their shares in an open market transaction within the two years following closing and the bid price was less than the price of the shares on issuance, the Company would be obligated to issue additional shares of unregistered common stock with a value equal to the difference up to a maximum of $250,000.

      Pursuant to the Amendment Agreement, the parties agreed to a put option, whereby the Company has the right at any time between the twelfth and fifteenth month anniversary of the effective date, to exercise its right to purchase the shares at a set price of $250,000. The parties also agreed that the effective date of the transaction be changed from November 1, 2004 to January 17, 2005.

      On January 31, 2005, the Company held its Annual General Meeting of Shareholders to elect the Board of Directors for the ensuing year, ratify the appointment of the Company's independent auditors, and to vote upon the proposal to approve certain executive compensation. The Company failed to achieve a quorum and the meeting was adjourned and a new meeting date has been set for April 22, 2005.

      At the Annual General Meeting of Shareholders to be held on April 22, 2005, the shareholders will elect the Board of Directors for the ensuing year, ratify the appointment of the Company's independent auditors, vote upon the proposal to approve certain executive compensation, vote upon the proposal to approve a reverse stock split of 5,000 to 1 of the Company's outstanding common shares and ratify the adoption of the Company's 2005 Stock Option Plan.

      Subsequent to December 31, 2004, the Company has issued an additional 6,824,914,000 shares of its common stock to the convertible debenture holders upon the conversion of $321,900 of debentures and accrued interest.

22.   DEBT FORGIVENESS

      Debt forgiveness is comprised of the following:

                                                              2004       2003
                                                              ----       ----
                                                                 $          $
         Note payable to R. Walters (Note 12)              239,741         --
         Note payable to D. Dunne-Fushi (Note 12)          427,492         --
         Settlement with SITQ National Inc. (Note 20)      471,878         --
                                                         ---------       ----
                                                         1,139,111         --
                                                         =========       ====

23.   FINANCIAL INSTRUMENTS

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

      b) Concentration of Credit Risk

      Although the Company had one significant customer representing 31% of total revenue, the Company continues to actively expand its customer base. The Company's revenue is derived from customers of various industries and geographic locations reducing its credit risk. Where exposed to credit risk, the Company mitigates this risk by routinely assessing the financial strength of its customers, establishing billing arrangements and monitoring the collectibility of the account on an ongoing basis.

      c) Interest Risk

      The long-term debt bears interest rates that approximate the interest rates of similar loans. Consequently, the long-term debt risk exposure is minimal.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


      d) Fair Value of Financial Instruments

      The carrying values of the accounts receivable and of the accounts payable on acquisition of subsidiary company approximates their fair values because of the short-term maturities of these items.

      The carrying amount of the long-term assets approximates the fair value of these assets.

      The fair value of the Company's long-term debt is based on the estimated quoted market prices for the same or similar debt instruments. The fair value of the long-term debt approximates the carrying value.

24.   COMPARATIVE FIGURES

      Certain figures in the December 31, 2003 financial statements have been reclassified to conform with the basis of presentation used at December 31, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We have had no changes in or disagreements with our accountants.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this Form 10-KSB filed for the year ended December 31, 2004 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting the officers on a timely basis to material information relating to us (including our wholly owned subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

ITEM 8B. OTHER INFORMATION

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

         Our officers and directors, and further information concerning each of them, are as follows as at the date of this Annual Report on Form 10-K:

Name                   Age    Position with the Company    Position Held Since
----                   ---    -------------------------    -------------------

Declan A. French       60    Chairman of the Board of      1994
                             Directors, Chief Executive
                             Officer and President

Kelly Hankinson        35    Chief Financial Officer       2000
                             Secretary/Treasurer

Arthur S. Marcus*      40    Director                      2000

Lloyd MacLean          51    Director                      2003

Patrick Power          44    Director Nominee              2004

*Mr. Marcus informed the Company on December 15, 2004 that he does not intend to stand for re-election to the Board of Directors.

         Set forth below is a biographical description of each of our officers, directors and director nominees based on information supplied by each of them:

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

COMMITTEES OF THE BOARD OF DIRECTORS

         In July 1998, the Company's Board of Directors formalized the creation of a Compensation Committee, which is currently comprised of Arthur S. Marcus, Lloyd MacLean and Patrick Power. The Compensation Committee has: (i) full power and authority to interpret the provisions of, and supervise the administration of, the Company's 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan and 2002 Stock Option Plan, as well as any stock option plans adopted in the future; and (ii) the authority to review all compensation matters relating to the Company. The Compensation Committee has not yet formulated compensation policies for senior management and executive officers. However, it is anticipated that the Compensation Committee will develop a company-wide program covering all employees and that the goals of such program will be to attract, maintain, and motivate the Company's employees. It is further anticipated that one of the aspects of the program will be to link an employee's compensation to his or her performance, and that the grant of stock options or other awards related to the price of the shares of our common stock will be used in order to make an employee's compensation consistent with shareholders' gains.

         It is expected that salaries will be set competitively relative to the information technology and engineering services and consulting industry and that individual experience and performance will be considered in setting such salaries.

         In July 1998, the Company's Board of Directors also formalized the creation of an Audit Committee, which currently consists of Lloyd MacLean and Patrick Power. The Audit Committee is charged with reviewing the following matters and advising and consulting with the Company's entire Board of Directors with respect thereto: (i) the preparation of the Company's annual financial statements in collaboration with the Company's chartered accountants; (ii) annual review of the Company's financial statements and annual reports; and
(iii) all contracts between the Company and the Company's officers, directors and other of the Company's affiliates. The Audit Committee, like most independent committees of public companies, does not have explicit authority to veto any actions of our entire Board of Directors relating to the foregoing or other matters; however, the Company's senior management, recognizing their own fiduciary duty to the Company and the Company's shareholders, is committed not to take any action contrary to the recommendation of the Audit Committee in any matter within the scope of its review.

         The Company has established an Executive committee, comprised of certain of the Company's executive officers and key employees, which allows for the exchange of information on industry trends and promotes "best practices" among the Company's business units. Currently, the Executive Committee consists of Declan A. French, Kelly Hankinson, and Robert Trick.

       During the year ended December 31, 2004, the Board of Directors met four times on the following dates: April 13, 2004, May 17, 2004, August 20, 2004 and November 15, 2004 at which all of the directors were present; and acted by written consent in lieu of a meeting three times on the following dates: March 8, 2004, May 26, 2004 and November 12, 2004. During the year ended December 31, 2004, the Compensation Committee met on December 3, 2004, the Audit Committee met on April 14, 2004 and the Executive Committee met monthly.

BOARD AUDIT COMMITTEE REPORT

       The Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2004 with management and has received the written disclosures and the letter from Schwartz Levitsky Feldman llp, the Company's independent auditors, required by Independence Standards Board Standard No. 1 (Independent Discussions with Audit Committee). The Audit Committee has also discussed with Schwartz Levitsky Feldman llp the Company's audited financial statements for the fiscal year ended December 31, 2004, including among other things the quality of the Company's accounting principles, the methodologies and accounting principles applied to significant transactions, the underlying processes and estimates used by management in its financial statements and the basis for the auditor's conclusions regarding the reasonableness of those estimates, and the auditor's independence, as well as the other matters required by Statement on Auditing Standards No. 61 of the Auditing Standards Board of the American Institute of Certified Public Accountants.

       Based on these discussions with Schwartz Levitsky Feldman llp and the results of the audit of the Company's financial statements, the Audit Committee members recommended unanimously to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The members of the Audit Committee are Lloyd MacLean and Patrick Power. Each of the above named Audit Committee members is an independent director as defined by Rule 4200 (a)(15) of the National Association of Securities Dealers, Inc.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Company's Board of Directors has a Compensation Committee comprised of Arthur S. Marcus, Lloyd MacLean and Patrick Power. Each of Lloyd MacLean and Patrick Power are independent pursuant to Rule 4200 (a)(15) of the National Association of Securities Dealers, Inc. Arthur Marcus is a partner in the Law Firm of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, the Company's outside U.S. securities counsel.

                            BOARD COMPENSATION REPORT

EXECUTIVE COMPENSATION POLICY

         Thinkpath's executive compensation policy is designed to attract, motivate, reward and retain the key executive talent necessary to achieve our business objectives and contribute to our long-term success. In order to meet these goals, Thinkpath's compensation policy for our executive officers focuses primarily on determining appropriate salary levels and providing long-term stock-based incentives. To a lesser extent, Thinkpath's compensation policy also contemplates performance-based cash bonuses. Thinkpath's compensation principles for the Chief Executive Officer are identical to those of Thinkpath's other executive officers.

         CASH COMPENSATION. In determining its recommendations for adjustments to officers' base salaries for Fiscal 2004, we focused primarily on the scope of each officer's responsibilities, each officer's contributions to Thinkpath's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by the Board for that year, our assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of our financial position. In certain situations, relating primarily to the completion of important transactions or developments, we may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to Thinkpath of the transaction or development.

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

      CHIEF EXECUTIVE OFFICER COMPENSATION. As indicated above, the factors and criteria upon which the compensation of Declan French, our Chief Executive Officer, is based are identical to the criteria used in evaluating the compensation packages of the other executive officers of Thinkpath. The Chief Executive Officer's individual contributions to Thinkpath include his leadership role in establishing and retaining a strong management team, developing and implementing our business plans and attracting investment capital to Thinkpath. In addition, we have reviewed compensation levels of chief executive officers at comparable companies within our industry.

RESPECTFULLY SUBMITTED:

BY THE MEMBERS OF THINKPATH'S COMPENSATION COMMITTEE
ARTHUR MARCUS, LLOYD MACLEAN AND PATRICK POWER

INDEMNIFICATION OF OFFICERS AND DIRECTORS

             The Company's By-laws provide that the Company shall indemnify to the fullest extent permitted by Canadian law the Company's directors and officers (and former officers and directors). Such indemnification includes all costs and expenses and charges reasonably incurred in connection with the defense of any civil, criminal or administrative action or proceeding to which such person is made a party by reason of being or having been the Company's officer or director if such person was substantially successful on the merits in his or her defense of the action and he or she acted honestly and in good faith with a view to the Company's best interests, and if a criminal or administrative action that is enforced by a monetary penalty, such person had reasonable grounds to believe his or her conduct was lawful.

          Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted, the Company's directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses, incurred or paid by one of the Company's directors, officers or controlling persons in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Securities Act of 1933, as amended, and will be governed by the final adjudication of such issue.

ITEM 10. EXECUTIVE COMPENSATION

          The following table sets forth certain information regarding compensation paid by us during each of the last three fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended December 31, 2004:

SUMMARY COMPENSATION TABLE

Name and                                             Restricted
Principal                        Annual                Stock       Other
Position                 Year    Salary       Bonus    Awards      Options/SARs Compensation
--------                 ----    ------       -----    ------      ------------ --------------
Declan A. French         2004    150,000   100,000(1)    -0-            -0-      100,000
CEO, President and       2003    150,000   100,000(2)    -0-            -0-        -0-
Chairman of the Board    2002    150,000   100,000(3)    -0-            -0-        -0-

(1) This reflects a cash bonus of $100,000 accrued but not paid as at December 31, 2004 pursuant to Mr. French's employment agreement.
(2) This reflects a cash bonus of $40,000 accrued but not paid as at December 31, 2004 pursuant to Mr. French's employment agreement.
(3) This reflects the dollar value of 3,571,429 shares of common stock issued to Mr.French in lieu of a cash bonus for the fiscal year 2002.

EMPLOYMENT AGREEMENTS

          The Company has entered into an employment agreement with Declan A. French whereby he will serve as Chairman of the Board, Chief Executive Officer and President for a period of two years commencing on November 28, 2001. The agreement shall continue upon a year-to-year basis unless terminated by either the Company or Mr. French upon ninety days written notice. Under the terms of the agreement, Mr. French shall be paid a base salary of $150,000 and a bonus to be determined by the Company's EBITDA (earnings before interest, taxes, depreciation and amortization) as a percentage of annual gross revenue with a minimum guaranteed bonus of $100,000. The bonus will be paid in cash or shares at the Company's discretion.

          At December 31, 2004, the Company's accounts payable include $140,000 in bonuses relating to 2004 and 2003 which are payable to Mr. French. On December 3, 2004, the Compensation Committee determined that it was in the Company's best interests to award Mr. French an additional $100,000 payable in shares of the Company's common stock in consideration of various personal guarantees and indemnifications provided by Mr. French on the Company's behalf. The Compensation Committee adopted a resolution unanimously approving the issuance of $100,000 worth of shares of the Company's common stock to Mr. French and the board has agreed to submit such proposal for the consideration of the shareholders at the Annual Meeting of Shareholders to be held on April 22, 2005.

            In January 2003, the Company issued an aggregate of 12,427,535 shares of its common stock to Mr. French for extinguishment of certain indebtedness of the company to Mr. French pursuant to the amendment to his employment agreement dated January 27, 2003. This included 3,571,429 shares as payment in full for the bonus due for the fiscal year ended 2002. In April 2002, the Company issued 588,235 shares of its common stock to Mr. French as payment in full for the bonus due for the fiscal year 2001. Mr. French continues to serve as Chairman, Chief Executive Officer and President.

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

         No other officer or director has an employment contract with the Company.

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

         Board of Directors and shareholders have adopted the 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, and 2002 Stock Option Plan, pursuant to which options have been or may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company.

OPTIONS, WARRANTS OR RIGHTS

       No options were issued to any of the Company's officers or directors during 2004 and 2003.

CONSULTING AGREEMENTS

        On May 26, 2004, we entered into a consulting agreement with Jeffrey Flannery who was to provide marketing and business development consulting services for a period of one year. In consideration for such services in the amount of $175,000, we issued 250,000,000 shares of common stock, no par value per share.

        On February 7, 2003, we entered into a consulting agreement with Rainery Barba who was to provide legal and advisory services for a period of one year. In consideration for such services we issued and registered 4,000,000 shares of our common stock, no par value per share.

        On February 7, 2003, we entered into a consulting agreement with Dailyfinancial.com Inc., who was to perform corporate consulting services in connection with mergers and acquisitions, corporate finance and other financial services. In consideration for such services we issued 4,200,000 shares of our common stock, no par value per share.

STOCK OPTION PLANS

THE 1998 STOCK OPTION PLAN

       The 1998 Stock Option Plan is effective for a period for ten years, expiring in 2008. Options to acquire 435,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. As of April 12, 2005, there are outstanding 82,500 options to purchase shares of our common stock underlying the 1998 Stock Option Plan which have been issued to certain of our directors, employees and consultants and 352,500 such options available for future grant.

THE 2000 STOCK OPTION PLAN

        The 2000 Stock Option Plan is effective for a period for ten years, expiring in 2010. Options to acquire 435,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. As of April 12, 2005, there are outstanding 42,000 options to purchase shares of our common stock underlying the 2000 Stock Option Plan which have been issued to certain of our directors, employees and consultants and 393,000 such options available for future grant.

THE 2001 STOCK OPTION PLAN

        The 2001 Stock Option Plan is effective for a period for ten years, expiring in 2011. Options to acquire 1,000,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. As of April 12, 2005, there are outstanding 435,000 options to purchase shares of our common stock underlying the 2001 Stock Option Plan which have been issued to certain of our directors, employees and consultants and 565,000 such options available for future grant.

THE 2002 STOCK OPTION PLAN

        The 2002 Stock Option Plan is effective for a period for ten years, expiring in 2012. Options to acquire 6,500,000 shares of our common stock may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. As of April 12, 2005, we have not issued any options to purchase shares of our common stock underlying the 2002 Stock Option Plan to certain of our directors, employees and consultants and 6,500,000 such options are available for future grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of April 12, 2005, the names and beneficial ownership of the Company's common stock beneficially owned, directly or indirectly, by: (i) each person who is a director or executive officer of the Company; (ii) all directors and executive officers of the Company as a group; and (iii) all holders of 5% or more of the outstanding shares of the common stock of the Company:

Name and Address of               Amount and Nature of     Percentage of Shares
Beneficial Owner (1)             Beneficial Ownership (2)       Outstanding
--------------------             ------------------------       -----------
Declan A. French                       2,910,684  (3)                 *
Kelly Hankinson                          180,167  (4)                 *
Lloyd MacLean                                 --                      *
Arthur S. Marcus                          30,500  (5)                 *
Patrick Power                                 --                      *
Alpha Capital                        896,136,471  (6)              6.8%
Bristol Investment Fund            1,834,618,490  (7)              8.5%
Tazbaz Holdings Limited              896,136,471  (8)              4.9%

All Directors and Officers as a
Group (6 persons) (3 - 7)              3,121,351                      *

* Less than 1%.

(1) Except as set forth above, the address of each individual is 201 Westcreek Boulevard, Brampton, Ontario, Canada, L6T 5S6

(2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books. We have been informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of April 12, 2005 or, 21,667,204,400 shares, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 101,333 shares of common stock issuable upon the exercise of options granted to Declan A. French that are currently exercisable or exercisable within the next 60 days. Also includes 2,809,351 shares of common stock issued to Declan A. French pursuant to an amendment of his employment agreement dated January 27, 2003.

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

(6) Does not include up to 1,700,696,397 of warrants that may be exercised upon 60 days prior notice. Pursuant to the warrant agreement, in no event shall the holder be permitted to exercise outstanding warrants to the extent that the number of shares of common stock owned by such holder will be equal to or exceed 4.9% of the number of shares of common stock then issued and outstanding. Does not include shares of common stock issuable upon the conversion of $362,500 principal amount convertible debentures.

(7) Does not include up to 4,099,155,781 of warrants that may be exercised upon 60 days prior notice. Pursuant to the warrant agreement, in no event shall the holder be permitted to exercise outstanding warrants to the extent that the number of shares of common stock owned by such holder will be equal to or exceed 4.9% of the number of shares of common stock then issued and outstanding. Does not include shares of common stock issuable upon the conversion of $745,200 principal amount convertible debentures.

(8) Includes 781,275,469 shares of common stock issuable upon the exercise of warrants. Pursuant to the warrant agreement, in no event shall the holder be permitted to exercise outstanding warrants to the extent that the number of shares of common stock owned by such holder will be equal to or exceed 4.9% of the number of shares of common stock then issued and outstanding. Does not include up to 1,775,867,388 of warrants that may be exercised upon 60 days prior notice or shares of common stock issuable upon the conversion of $55,000 principal amount convertible debentures.

                                      Number of securities to      Weighted-average        Number of securities
                                      be issued upon exercise     exercise price of         remaining available
                                      of outstanding options,    outstanding options,       for future issuance
                                        warrants and rights      warrants and rights           under equity
                                                                                            compensation plans
                                      -----------------------    --------------------       -------------------
  Equity compensation plans                 559,500                   1.22                        7,810,500
  approved by security holders
  Equity compensation plans not
  approved by security holders              --                        --                          --
  Total                                     559,500                   1.22                        7,810,500

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        During the fiscal years ended December 31, 2004 and 2003, the Company paid to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, the Company's United States legal counsel, approximately $41,000 and $96,000 respectively for legal services rendered. Included in the Company's accounts payables at December 31, 2004 and 2003 are the amounts of $22,000 and $20,000, respectively which are outstanding to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP. Arthur S. Marcus, one of the Company's directors, is a partner of Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP.

          All future transactions between the Company and the Company's officers, directors or 5% shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties. In the event that the Company's enters into future affiliated transactions, they will be approved by the Company's independent directors who do not have an interest in the transactions and who have access, at the Company's expense, to the Company's counsel or independent legal counsel.

ITEM 13. EXHIBITS

(a)      Financial Statements. See pages F-1 through to F-28.
(b)      Reports on Form 8-K.
(c)      Exhibits.
1.1      Form of Underwriting Agreement(1)
3.1      Bylaws of Thinkpath Inc. (IT Staffing Ltd.) enacted September 10, 1998
         (15)
3.2      Articles of Incorporation dated February 11, 1994(1)
3.3      Articles of Amendment dated February 15, 1996(1)
3.4      Articles of Amendment dated April 15, 1998(1)
3.5      Articles of Amendment dated August 6, 1998(1)
3.6      Articles of Amendment dated January 19, 1999(1)
4.2      Form of Underwriters' Warrant(1)
4.3      Specimen Common Share Certificate(1)
10.1     Form of Financial Consulting Agreement(1)
10.2     1998 Stock Option Plan(1)
10.3(a)  Lease of Thinkpath Inc.'s headquarters in Toronto, Ontario(1)
10.3(b)  Lease of Thinkpath Inc.'s office in New York, New York(1)
10.3(c)  Lease of Thinkpath Inc.'s office in Etobicoke, Ontario(1)
10.3(d)  Lease of Thinkpath Inc.'s office in Scarborough, Ontario(1)
10.3(e)  Lease of Thinkpath Inc.'s office in Ottawa, Ontario(1)
10.4 Employment Agreement between Thinkpath Inc. and Declan French dated August 1998(1)
10.5 Employment Agreement between Thinkpath Inc. and John A. Irwin dated May 18, 1998(1)
10.6 Employment Agreement between Thinkpath Inc. and John R. Wilson dated February 8, 1998(1)
10.7 Employment Agreement between Thinkpath Inc. and Roger Walters dated September 16, 1999(2)
10.8 Form of consulting agreement for Thinkpath Inc.'s independent contractors(1)
10.9     Form of services agreement for Thinkpath Inc.'s customers(1)
10.10 Agreement for the acquisition of the capital stock of International Career Specialists Ltd.(1)
10.11 Agreement for the acquisition of the capital stock of Systemsearch Consulting Services Inc. and Systems PS Inc.(1)
10.12    Agreement for the acquisition of the capital stock of Cad Cam, Inc.(2)
10.13 License Agreement between Thinkpath Inc. and International Officer Centers Corp. dated August 1, 1998(2)
10.13 License Agreement between Thinkpath Inc. and International Officer Centers Corp. dated August 1, 1998(1)
10.14    Consulting Agreement between Thinkpath Inc. and Robert M. Rubin(1)
10.15    Form of Employment Agreement with Confidentiality Provision(1)
10.16 Asset Purchase Agreement between Thinkpath Inc. and Southport Consulting Company(1)
10.17    2000 Stock Option Plan(3)
10.18 Share Purchase Agreement between Thinkpath Inc. and MicroTech Professionals, Inc. dated April 25, 2000(4)
10.19 Non-Binding Letter of Intent between Thinkpath Inc. and Aquila HoldingsLimited dated October 4, 2000(4)
10.20 Share Purchase Agreement between Thinkpath Inc. and TidalBeach Inc. dated October 31, 2000(5)
10.21 Consulting Agreement between Thinkpath Inc., and Tsunami Trading Corp. d/b/a Tsunami Financial Communications and International Consulting Group, Inc. dated December 14, 2000(5)
10.23 Share Purchase Agreement by and among Cognicase Inc. and Thinkpath nc. dated March 1, 2002 (7)
10.24 Employment Agreement between Thinkpath Inc. and Declan French dated November 28, 2001 (8)
10.25 Employment Agreement between Thinkpath Inc. and Laurie Bradley dated January 29, 2001 (8)
10.26 Employment Agreement between Thinkpath Inc. and Tony French dated arch 1, 2001 (8)
10.27 Employment Agreement dated between Thinkpath Inc. and Kelly Hankinson dated March 1, 2001 (8)

10.28 Agreement between Thinkpath Inc. and entrenet(2) Capital Advisors, LLC dated November 5, 2001.
10.29 Agreement between Thinkpath Inc. and Olgivie Rothchild Inc. dated January 9, 2002 (8)
10.30    Agreement between Thinkpath Inc. and Dave Wodar dated January 15, 2002
         (8)
10.31    Consulting Agreement between Thinkpath Inc. and Mark Young dated
         June 24, 2002. (9)
10.32 Consulting Agreement between Thinkpath Inc. and George Georgiou dated June 24, 2002 (9)
10.33 Consulting Agreement between Thinkpath Inc. and Peter Benz dated October 1, 2002. (10)
10.34 Consulting Agreement between Thinkpath Inc. and George Furla dated October 1, 2002. (10)
10.35 Consulting Agreement between Thinkpath Inc. and Owen Naccarato dated October 1, 2002. (10)
10.36 Consulting Agreement between Thinkpath Inc. and Michael Rudolph dated October 1, 2002. (10)
10.37 Consulting Agreement between Thinkpath Inc. and Karim Souki dated October 1, 2002. (10)
10.38 Consulting Agreement between Thinkpath Inc. and Howard Schraub dated October 1, 2002. (10)
10.39 Agreement between Thinkpath Inc. and Declan French dated January 27, 2003. (11)
10.40 Agreement between Thinkpath Inc. and Rainery Barba dated February 12, 2003. (12)
10.41 Agreement between Thinkpath Inc. and Brainhunter.com dated June 27, 2003 (13)
10.42    2005 Stock Option Plan (14)
10.43 Share Purchase Agreemetn between Thinkpath Inc. and TBM Technologies Inc. dated December 23, 2004 (15)
10.44 First Amendment Agreement between Tinkkpath Inc. and TBM Technologies dated January 24, 2005 (15)
10.45 Second Amendment Agreement between Thinkpath Inc. and TBM Technologies dated _____________, 2005 (15)
10.46 Receivable Discounting Facility Amendment between Thinkpath Inc. and Morrison Financial Services Limited dated January 18, 2005 (15)
23       Consent of Schwartz, Levitsky, Feldman LLP, Independent Auditors (15)
31.      Rule 13a-14(a)/15d-14(a) Certifications. (15)
32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*
32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

------------
(1) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on May 26, 1999.
(2) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on October 1, 1999.
(3) Incorporated by reference to Thinkpath Inc.'s Proxy Statement on Form Def-14A filed on May 22, 2000.
(4) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on April 25, 2000.
(5) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on January 12, 2001.
(6) Incorporated by reference to Thinkpath Inc.'s Proxy Statement on Form Def-14A filed on May 21, 2001.
(7) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on March 21, 2002.
(8) Incorporated by reference to Thinkpath Inc., report on Form 10-KSB filed on April April 15, 2002
(9) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form S-8 filed on June 28, 2002
(10) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form S-8 filed on December 11, 2002
(11) Incorporated by reference to Thinkpath Inc., Registration Statement on Form S-8 filed on January 28, 2003.
(12) Incorporated by reference to Thinkpath Inc., Registration Statement on Form S-8 filed on February 14, 2003.
(13) Incorporated by reference to Thinkpath Inc., report on Form 10-K filed on April 14, 2004
(14) Incorporated by reference to Thinkpath Inc., Proxy statement on Form DEF-14A filed on April 6, 2005.
(15) Included herewith.

* The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITORS

The following summarizes the fees paid to Schwartz Levitsky Feldman, LLP for the years ended December 31, 2004 and 2003:

                          2004         2003
----------------------------------------------

Audit                   $50,000       $45,000
Tax                      $4,000       $ 5,000
ALL OTHER               $12,000       $15,000
----------------------------------------------

TOTAL FEES              $66,000       $65,000
---------------------------------------------

       Schwartz Levitsky Feldman, LLP were engaged as our independent auditors in 1999. In connection with the audit of our annual financial statements for each of the fiscal years ended December 31, 2004 and 2003, we paid Schwartz Levitsky Feldman, LLP, $50,000 and $45,000 respectively.

       Tax fees are primarily attributable to various corporate tax planning activities and preparation of our tax returns for which we were billed by Schwartz Levitsky Feldman, LLP, $4,000 for the fiscal year ended December 31, 2004 and $5,000 for the fiscal year ended December 31, 2003.

         All other fees are attributable to consultations on accounting standards and other miscellaneous services for which we were billed by Schwartz Levitsky Feldman, LLP, $12,000 and $15,000 respectively, for each of the fiscal years ended December 31, 2004 and 2003.

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

                                    Dated: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ DECLAN A. FRENCH
---------------------------
Declan A. French (Principal Executive Officer)
Chairman and Chief Executive Officer
April 14, 2005


/s/ KELLY HANKINSON
--------------------------
Kelly Hankinson (Principal Accounting Officer)
Chief Financial Officer
April 14, 2005


/s/ LLOYD MACLEAN
---------------------------
Lloyd MacLean
Director
April 14, 2005


/s/ PATRICK POWER
---------------------------
Patrick Power
Director Nominee
April 14, 2005

SCHWARTZ LEVITSKY FELDMAN LLP
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA


                    CONSENT OF SCHWARTZ LEVITSKY FELDMAN LLP

The undersigned, Schwartz Levitsky Feldman llp, hereby consents to the use of our name and the use of our opinion dated April 12, 2005 on the consolidated financial statements of Thinkpath Inc. (the Company)included in its Annual Report on Form 10-KSB being filed by the Company, for the fiscal year ended December 31, 2004.


Chartered Accountants

Toronto, Ontario
April 15, 2005


1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:  416 785 5353
Fax:  416 785 5663