Form 10QSB
period 2005-03-31
THINKPATH INC
filed 2005-05-23
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                       OR

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

          AS OF MAY 20, 2005 THERE WERE 21,667,024,425 SHARES OF COMMON
                   STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

                                 THINKPATH INC.

                 MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                     Page Number


Item 1.  Financial Statements

             Interim Consolidated Balance Sheets as of March 31, 2005 and
             December 31, 2004..................................................
             Interim Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004......................................
             Interim Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2005 and the year ended
             December 31, 2004..................................................
             Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004......................................
             Notes to Interim Consolidated Financial Statements.................

Item 2.  Management's Discussion and Analysis or Plan of Operation............

Item 3.  Controls and Procedures..............................................


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........

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

Item 6.  Exhibits and Reports on Form 8-K ....................................

ITEM 1.  FINANCIAL STATEMENTS






                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)



THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                     31-Mar-05         31-Dec-04
                                                             $                 $

                                     ASSETS

CURRENT ASSETS
     Cash                                              224,636           180,121
     Accounts receivable                             2,716,921         2,243,513
     Prepaid expenses                                  179,157            88,403
                                                     ---------         ---------

                                                     3,120,714         2,512,037

PROPERTY AND EQUIPMENT                                 565,958           494,003

GOODWILL                                             3,967,243         3,748,732

OTHER ASSETS                                           151,112            61,562
                                                     ---------         ---------

                                                     7,805,027         6,816,334
                                                    ==========         =========




















                 The accompanying notes are an integral part of
                these interim consolidated financial statements.




THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                          31-Mar-05          31-Dec-04
                                                                  $                  $

                                       LIABILITIES

CURRENT LIABILITIES
     Receivable Discount Facility                           1,025,637        723,995
     Bank indebtedness                                         57,803           --
     Accounts payable                                       1,495,981      1,257,799
     Current portion of long-term debt                        114,146         85,099
     12% Convertible Debentures                               433,278        566,653
                                                            ---------      ---------

                                                            3,126,845      2,633,546

LONG-TERM DEBT                                                155,537        182,837
                                                            ---------      ---------

                                                            3,282,382      2,816,383
                                                            =========      =========

COMMITMENTS AND CONTINGENCIES (NOTE 20)

                                   STOCKHOLDERS' EQUITY


CAPITAL STOCK                                              50,204,682     49,531,299

DEFICIT                                                   (44,350,023)   (44,204,935)

ACCUMULATED OTHER COMPREHENSIVE LOSS                       (1,332,014)    (1,326,413)
                                                          -----------     ----------

                                                            4,522,645      3,999,951
                                                          -----------     ----------

                                                            7,805,027      6,816,334
                                                          ===========     ==========














                 The accompanying notes are an integral part of
                these interim consolidated financial statements.


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                        2005               2004
                                                           $                  $

REVENUE                                            3,602,939          3,056,700

COST OF SERVICES                                   2,330,770          2,057,428
                                                   ---------          ---------

GROSS PROFIT                                       1,272,169            999,272
                                                   ---------          ---------

EXPENSES
     Administrative                                  584,498            573,405
     Selling                                         368,034            312,916
     Depreciation and amortization                    81,538            142,265
     Write down of property and equipment              3,851               --
                                                   ---------          ---------
                                                   1,037,921          1,028,586

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INTEREST CHARGES                         234,248            (29,314)

     Interest Charges                                362,763            748,944
                                                   ---------          ---------

LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                            (128,515)          (778,258)

     Income Taxes                                      7,440              1,268
                                                   ---------          ---------

LOSS FROM CONTINUING OPERATIONS                     (135,955)          (779,526)

LOSS FROM DISCONTINUED OPERATIONS                     (9,133)           (12,704)

NET LOSS                                            (145,088)          (792,230)
                                                   ---------          ---------

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK OUTSTANDING
     BASIC AND DILUTED                        18,428,447,908      3,261,427,500
                                              ==============      =============

LOSS FROM CONTINUING OPERATIONS
     PER WEIGHTED AVERAGE COMMON
     STOCK BASIC AND DILUTED                           (0.00)             (0.00)
                                              ==============      =============








                 The accompanying notes are an integral part of
                these interim consolidated financial statements.



THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND THE YEAR ENDED DECEMBER 2004
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                COMMON STOCK                                                      ACCUMULATED
                                                   NUMBER OF       CAPITAL                                              OTHER
                                                      SHARES         STOCK                     OMPREHENSIVE    COMPREHENSIVE
                                                                    AMOUNTS         DEFICIT             LOSS            LOSS
                                             ---------------    -----------    ------------ ---------------- ---------------

Balance as of December 31, 2003                2,737,239,187     43,576,292     (39,999,711)                     (1,315,689)
                                             ===============    ===========    ============                 ===============

Net loss for the year                                   --             --        (4,205,224)       (4,205,224)
                                                                                               --------------

Other comprehensive loss, net of tax:
  Foreign currency translation                                                                        (10,724)      (10,724)
                                                                                               --------------

Comprehensive loss                                                                                 (4,215,948)
                                                                                               ==============

Conversion of 12% senior secured               9,603,054,463        379,906            --
convertible debentures

Interest on 12% senior secured convertible       634,917,670         44,813            --
debentures

Common stock and warrants issued for             250,197,488        175,336            --
services

Warrants issued for cash                         377,053,570      1,548,120            --

Beneficial conversion on issuance of                    --        3,806,832            --
convertible debt
                                             ---------------    -----------    ------------                 ---------------

Balance as of December 31, 2004               13,602,462,378     49,531,299     (44,204,935)                     (1,326,413)
                                             ===============    ===========    ============                 ===============

Net loss for the period                                 --             --          (145,088)         (145,088)

Other comprehensive loss, net of tax:
  Foreign currency translation                                                                         (5,601)       (5,601)
                                                                                               --------------

Comprehensive loss                                                                                   (150,689)
                                                                                               ==============

Conversion of 12% senior secured               6,175,500,000        133,375            --
convertible debentures

Interest on 12% senior secured convertible       656,976,500         21,448            --
debentures

Common stock issued for investment             1,232,250,000        246,609            --

Beneficial conversion on issuance of                    --          271,951            --
convertible debt
                                             ---------------    -----------    ------------                 ---------------

Balance as of March 31, 2005                  21,667,188,878     50,204,682     (44,350,023)                     (1,332,014)
                                             ===============    ===========    ============                 ===============





                 The accompanying notes are an integral part of
                these interim consolidated financial statements.



THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                    2005         2004
                                                                       $            $
Cash flows from operating activities
    Net loss                                                    (145,088)   (792,230)
                                                                --------    --------

    Adjustments to reconcile net loss to net cash
     used in operating activities:
    Amortization                                                  81,538     153,460
    Beneficial conversion on issuance of convertible debt        271,951     624,211
    Interest on 12% senior secured convertible debentures         21,448      11,114
    Write down of property and equipment                           3,851        --
    Increase in accounts receivable                             (462,788)   (321,761)
    Increase in prepaid expenses                                 (90,729)    (13,775)
    Increase (decrease) in accounts payable                      241,449    (424,759)
    Common stock and warrants issued for services                   --           336
                                                                --------    --------

    Net cash used in operating activities                        (78,368)   (763,404)
                                                                --------    --------

Cash flows from investing activities
    Purchase of property and equipment                          (134,702)    (41,488)
                                                                --------    --------

    Net cash used in investing activities                       (134,702)    (41,488)
                                                                --------    --------

Cash flows from financing activities
    Proceeds from (repayment of) receivable discount facility    300,614     (62,928)
    Repayment of notes payable                                      --        (3,566)
    Repayment of long-term debt                                  (42,512)    (18,806)
    Proceeds from issuance of common stock                          --       193,500
    Proceeds from issuance of debentures and warrants               --       475,000
                                                                --------    --------

    Net cash provided by financing activities                    258,102     583,200
                                                                --------    --------

Effect of foreign currency exchange rate changes                    (517)    (34,626)
                                                                --------    --------

Net increase (decrease) in cash                                   44,515    (256,318)
Cash
    Beginning of year                                            180,121     483,443
                                                                --------    --------
    End of year                                                  224,636     227,125
                                                                ========    ========

SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                 73,947     125,859
                                                                ========    ========
    Income taxes paid                                             12,037       2,031
                                                                ========    ========











                 The accompanying notes are an integral part of
                these interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



1. MANAGEMENT'S INTENTIONS AND GOING CONCERN

     Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant recurring operating losses and working capital deficiencies. At March 31, 2005, the Company had a working capital deficiency of $6,131 and a deficit of $44,350,023 and has suffered recurring losses from operations.

     With insufficient working capital from operations, the Company's primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of equity securities. At March 31, 2005, the balance on the receivable discount facility was $1,025,637. The Company is currently within margin of its receivable discount facility with Morrison Financial Services Limited based on 75% of qualifying accounts receivable.

     As at May 20, 2005, management/'s plans to mitigate and alleviate these adverse conditions and events include:

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



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

     In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-based Payment". This statement requires employers to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123 (Revised) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123 (Revised) becomes effective for annual reporting periods that begin after December 15, 2005.. The Company intends to adopt this standard using the modified retrospective method of transition. This method requires that issued financial statements be restated based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS No. 123. SFAS No. 123 (Revised) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123 (Revised), the expense attributable to an award will be measured in accordance with the company's measurement model at that award's date of grant. The Company believes the pro forma disclosures in Note 3 (c) provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123 (Revised). However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. The Company does not believe that the adoption of FIN 47 will have an impact, if any, on its results of operations or financial position.


     u) Advertising Costs

     Advertising costs are expensed as incurred.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


     3.      STOCK OPTION PLANS


                                                                                          WEIGHTED AVERAGE
                                                                               OPTIONS      EXERCISE PRICE
                                                                               -------      --------------

     a)  Options outstanding at December 31, 2004                              559,500
                                                                               =======
          Options forfeited during the period                                       --
          Options expired during the period                                   (82,500)                3.07
                                                                              -------
          Options outstanding at March 31, 2005                                477,000
                                                                              ========

          Options exercisable December 31, 2004                                559,500                1.22
          Options exercisable March 31, 2005                                   477,000                0.92
          Options available for future grant December 31, 2004               7,810,500
          Options available for future grant March 31, 2005                  7,893,000


     b)  Range of Exercise Prices at March 31, 2005
                                                                 Options
                                               Weighted      Outstanding                          Weighted
                            Outstanding         Average          Average          Options          Average
                                Options  Remaining Life   Exercise Price      Exercisable   Exercise Price
                                -------  --------------   --------------      -----------   --------------

          $3.25                  42,000            0.74             3.25           42,000             3.25
          $0.67-$0.70           435,000            1.07             0.70          435,000             0.70


     c) Pro-forma net income

     At March 31, 2005, the Company has four stock-based employee compensation plans, which are described more fully in Note 13(d). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation. SFAS No.123 was amended by SFAS No. 148 which requires more prominent disclosure of stock based compensation. Three Months Three Months Ended Ended March 31, 2005 March 31, 2004

                                                                        Three Months    Three Months
                                                                               Ended           Ended
                                                                      March 31, 2005  March 31, 2004


     Net loss as reported                                                  (145,088)       (792,230)
     Deduct:  Total stock-based employee compensation expense
     determined under fair value based method for all awards net of                -         (1,895)
     related tax effects

     Pro forma net loss                                                    (145,088)       (794,125)
                                                                           ========        ========

     Loss per share:
     Basic and diluted loss per share, as reported                              0.00          (0.00)

     Pro forma loss per share                                                   0.00          (0.00)

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     There were no option grants in the three months ended March 31, 2005. There were no option grants in the year ended December 31, 2004.


4.     ACQUISITIONS

     On January 17, 2005, the Company acquired TBM Technologies Inc., an Ontario Corporation which provides design engineering services. Pursuant to the Share Purchase Agreement, the Company purchased TBM for approximately $246,600 payable in shares of the Company's common stock, no par value. The Share Purchase Agreement also provided for price protection for the vendors for a period of two years from closing. In the event that the vendors seek to sell their shares in an open market transaction within the two years following closing and the bid price is less than the price of the shares on issuance, the Company will be obligated to issue additional shares of unregistered common stock with a value equal to the difference up to a maximum of $246,600. The acquisition was accounted for by the purchase method and the operations have been included in the consolidated operations from January 17, 2005.

     The net acquired assets have been valued as follows:


     Current assets                                         $23,616
     Property and equipment                                  11,240
     Other assets                                           100,900
     Liabilities assumed                                  (107,667)

     Consideration                                          246,600
                                                           --------

     Goodwill                                              $218,511
                                                           ========



5.     ACCOUNTS RECEIVABLE

                                                     March 31, 2005     December 31, 2004
                                                     --------------     -----------------
                                                                  $                     $
     Accounts receivable                                  2,915,100             2,423,161
     Less:  Allowance for doubtful accounts                (198,179)             (179,648)
                                                          ---------             ---------
                                                          2,716,921             2,243,513
                                                          =========             =========

     Allowance for doubtful accounts
     Balance, beginning of period                           179,648               186,847
     Provision                                               18,530                25,738
     Recoveries                                                  --               (32,937)
                                                          ---------             ---------
     Balance, end of period                                 198,179               179,648
                                                          =========             =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




6.      PROPERTY AND EQUIPMENT

                                                    March 31, 2005                  December 31, 2004
                                      -------------------------------------------   ------------------

                                                         ACCUMULATED
                                              COST      AMORTIZATION         NET                  NET
                                                 $                 $           $                    $

     Furniture and equipment               168,257           134,958      33,299               35,245
     Computer equipment and software     3,538,104         3,018,757     519,347              448,773
     Leasehold improvements                 45,079            31,767      13,312                9,985

                                         3,751,440         3,185,482     565,958              494,003

     Assets under capital lease            243,363           134,287     109,076               90,689


     Amortization of property and equipment for the three months ended March 31, 2005 amounted to $68,849 including amortization of assets under capital lease of $15,255.

     Amortization of property and equipment for the year ended December 31, 2004 amounted to $568,069 including amortization of assets under capital lease of $51,278.



7.      GOODWILL

     Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                                                March 31,    December 31,
                                                                                      2005            2004
                                                                  ACCUMULATED
                                                 ACCUMULATED       IMPAIRMENT
                                      COST      AMORTIZATION           LOSSES          NET             NET
                                 ---------- ----------------- ---------------- ------------ ---------------
                                         $                 $                $            $               $
     Technical Publications &
     Engineering (CadCam Inc.
     and TBM Technologies Inc.)  5,757,369           535,164        1,234,962    3,967,243       3,748,732


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



8.    OTHER ASSETS

                                                    March 31, 2005      December 31, 2004
                                                    --------------      -----------------
                                                                 $                      $

     Cash surrender value of life insurance                 62,901                 61,562
     Customer Lists                                         88,211                      -

     Total                                                 151,112                 61,562

     Amortization of other assets amounted to $12,689 for the three months ended March 31, 2005 and nil for the year ended December 31, 2004.

9.    RECEIVABLE DISCOUNT FACILITY

     i)    March 31, 2005

     At March 31, 2005, the Company had a receivable discount facility in the amount of $1,025,637 with Morrison Financial Services Limited which allowed the Company to borrow up to 75% of the value of qualified accounts receivables to a maximum of $1,500,000, bearing interest at 24% per annum.

     ii)   December 31, 2004

     At December 31, 2004, the Company had a receivable discount facility in the amount of $723,995 with Morrison Financial Services Limited which allowed the Company to borrow up to 75% of the value of qualified accounts receivables to a maximum of $1,500,000, bearing interest at 30% per annum.


10.    BANK INDEBTEDNESS

     At March 31, 2005, the Company had $57,803 outstanding on a revolving line of credit with the Royal Bank of Canada. This liability was assumed by the Company on January 17, 2005 as a result of the acquisition of TBM Technologies Inc. The line bears interest at 7% per annum. Subsequent to March 31, 2005, the line of credit was paid in full by the Company.


11.    CONVERTIBLE DEBENTURE

     During the year ended December 31, 2004, the Company sold $2,050,000 in convertible debentures with 8,702,424,370 warrants to various investors. The debentures will become due twelve months from the date of issuance at various conversion prices and the warrants are exercisable at any time and in any amount for a period of seven years from closing at various purchase prices as outlined below:

                                                                  Original            # of           New
       Date of     Debenture     Conversion            # of       Exercise        Warrants      Exercise
      Issuance        Amount          Price         Warrants        Price         Repriced        Price
                                                      Issued
     -------------- ------------- -------------- ---------------- ------------ ---------------- --------
        1/8/04       $25,000        $.0175*        1,428,571       $.0175        1,428,571       $.0004
       3/25/04      $350,000        $.0175*      924,000,000      $.000417      84,000,000      $.00025
                                                                               840,000,000       $.0002
       3/29/04      $100,000        $.0175*      250,000,000       $.0004               --           --
       5/20/04      $150,000        $.0175*      582,352,942      $.00025      529,411,766       $.0002
       5/24/04      $100,000        $.0175*      357,142,857      $.00028               --           --
       6/18/04      $250,000        $.0175*      1,100,000,000    $.00025      1,000,000,000     $.0002
       6/18/04      $200,000        $.0175*      800,000,000      $.00025               --           --
      11/12/04      $875,000       $.0002**      4,687,500,000     $.0002               --           --
     -------------- ------------- -------------- ---------------- ------------ ---------------- --------
                    $2,050,000                   8,702,424,370                 2,454,840,337
     ============== ============= ============== ================ ============ ================ ========


     * Conversion price is the lesser of $.0175 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion.
     **Conversion price is the lesser of $.0002 or 80% of the average of the three lowest prices on three separate trading days during the twenty-day trading period prior to conversion.

     The proceeds of $2,050,000 received by the Company were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the warrants in the amount of $1,319,000.

     At December 31, 2004, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $3,654,507 which was credited to paid in capital and charged to earnings as interest expense.

     At March 31, 2005, the value of the beneficial conversion feature on all issued convertible debentures was determined to be $235,833 which was credited to paid in capital and charged to earnings as interest expense.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

12.  LONG-TERM DEBT

     i)  March 31, 2005

     At March 31, 2005, the Company had a loan balance of $218,968 with Terry Lyons with monthly payments of $10,000. The loan bears interest at US prime plus 14%.


     ii) December 31, 2004

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

                                                        March 31, 2005     December 31, 2004
                                                                     $                     $
     a) Included therein:

     A loan with T. Lyons payable in monthly
     payments of $10,000 beginning April 5, 2004 and
     bearing interest at US prime plus 14% per
     annum.  This loan is subordinated to Morrison             218,968               227,951
     Financial Services Limited

     Various capital leases with various payment
     terms and interest rates                                   50,715                39,985
                                                               269,683               267,936
     Less:  current portion                                    114,146                85,099

     Total                                                     155,537               182,837


     b) Future principal payments obligations as at March 31, 2005, were as follows:

                     2005                          83,944
                     2006                         126,119
                     2007                          59,260
                     2008                             --
                     2009                             --
                                                  ---------
                                                  $ 269,683
                                                  =========

     c) Interest expense related to long-term debt was $15,621 for the three months ended March 31, 2005 and $69,037 for the year ended December 31, 2004.


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


     On January 17, 2005, the Company issued 1,232,250,000 shares of its common stock, no par value per share, to the Vendors of TBM Technologies Inc. for a total consideration of $246,600.

     During the three months ended March 31, 2005, the Company issued 6,832,476,500 shares of its common stock upon the conversion of 12% Senior Secured Convertible Debentures in the amount of $321,900.



     c) Warrants

     For each of the periods presented, the following warrants for the purchase of one common share per warrant at the following prices per common share and expiry dates were outstanding:

              Number of warrants
     March 31, 2005       December 31, 2004  Exercise price per   Expiry date
                                                          share
     --------------- ----------------------- ------------------- -------------

                 --                      --               $3.24          2004
            475,000                 975,000      $3.25 to $3.71          2005
            279,934                 279,934               $2.46          2005
            440,645                 440,645       $.63 to $1.00          2005
            100,000                 100,000               $1.50          2006
          1,063,484               1,063,484                $.55          2006
          6,000,000               6,000,000                $.08          2007
          4,620,000               4,620,000                $.04          2009
         26,285,714              26,285,714              $.0175          2009
                 --                      --             $.00075          2009
                 --                      --             $.00040          2009
          1,142,857               1,142,857             $.00025          2009
         21,428,571              21,428,571              $.0175          2010
         14,285,714              14,285,714             $.00875          2010
        166,666,667             166,666,667             $.00075          2010
                 --                      --              $.0004          2010
         45,414,297              45,414,297             $.00025          2010
        167,244,016             167,244,016              $.0002          2010
        250,000,000             250,000,000              $.0004          2011
        257,142,857             257,142,857             $.00028          2011
      1,876,941,177           1,876,941,177             $.00025          2011
      6,216,911,765           6,216,911,765              $.0002          2011
     --------------- ----------------------- ------------------- -------------

      9,056,442,698           9,056,942,698
     --------------- ----------------------- ---------------------------------

     A summary of changes to number of issued warrants is as follows:

     Outstanding at December 31, 2004                  9,056,942,698
     Issued                                                    --
     Exercised                                                 --
     Expired                                                (500,000)
                                                       -------------
     Outstanding at March 31, 2005                     9,056,442,698
                                                       =============


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



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


14.    DEFERRED INCOME TAXES AND INCOME TAXES

a)       Deferred Income Taxes

     The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:

                                                      March 31, 2005    December 31, 2004
                                                                   $                    $

     Losses available to offset future income taxes        4,628,000            4,678,000
     Share issue costs                                       357,000              357,000
     Property and equipment                                  872,000              877,000
                                                           5,857,000            5,912,000

     Less:  valuation allowance                            5,857,000            5,912,000
                                                                --                   --

     As part of the acquisitions of Cad Cam Inc. and MicroTech Professionals Inc., there was a change of control which resulted in the subsidiaries being required to change from the cash method to the accrual method of accounting for income tax purposes.


     b)     Current Income Taxes

              Current income taxes consist of:

                                                    March 31, 2005    December 31, 2004
                                                                 $                    $
     Amounts calculated at Federal and Provincial         (51,406)          (1,503,170)
     statutory rates

     Permanent differences                                 113,846              763,040
     Valuation allowance                                  (55,000)              758,000
                                                            58,846            1,521,040

     Current income taxes                                    7,440               17,870

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


     Issue expenses totaling approximately $900,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, which are available to be carried forward for seven years for losses up to and including 2003 and for ten years commencing in 2004 from the year the loss is incurred. The Company has not reflected the benefit of utilizing non-capital losses totaling approximately $11,700,000 nor a capital loss totaling $750,000 in the future as a deferred tax asset as at March 31, 2005. As at the completion of the March 31, 2005 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.



15.  COMPREHENSIVE INCOME (LOSS)

                                                   Three Months Ended           Year Ended
                                                       March 31, 2005    December 31, 2004
                                                       --------------    -----------------
                                                                    $                    $
     Net loss                                               (145,088)          (4,205,224)
     Other comprehensive loss
        Foreign currency translation adjustments              (5,601)             (10,724)

     Comprehensive income (loss)                            (150,689)          (4,215,948)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


     The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc. and the IT recruitment division:

                                                              Three Months Ended      Three Months
                                                                                              Ended
                                                                  March 31, 2005     March 31, 2004
                                                                  --------------     --------------
                                                                               $                  $

     Revenues                                                                 --                 --

     Loss from operations before income taxes                            (4,536)           (12,404)

     Provision for Income Taxes                                            4,597                300

     Loss from discontinued operations                                   (9,133)           (12,704)



17.    SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The Company issued common shares and warrants for the following:

                                                              Three Months Ended         Year Ended
                                                                  March 31, 2005  December 31, 2004
                                                                  --------------  -----------------
                                                                               $                  $
     Services rendered                                                        --            175,336
     Accounts payable                                                         --                 --
                                                                              --            175,336


18.     SEGMENTED INFORMATION

     a) Sales by Geographic Area
                                                              Three Months Ended      Three Months
                                                                                              Ended
                                                                  March 31, 2005     March 31, 2004
                                                                  --------------     --------------
                                                                               $                  $

     Canada                                                              296,644            222,837
     United States of America                                          3,306,295          2,833,863

                                                                       3,602,939          3,056,700


     b) Net Income (Loss) by Geographic Area
                                                              Three Months Ended      Three Months
                                                                                              Ended
                                                                  March 31, 2005     March 31, 2004
                                                                  --------------     --------------
                                                                               $                  $

     Canada                                                            (678,096)          (988,208)
     United States of America                                            533,008            195,978

                                                                       (145,088)          (792,230)



     c)   Identifiable Assets by Geographic Area
                                                                  March 31, 2005  December 31, 2004
                                                                  --------------  -----------------
                                                                               $                  $

     Canada                                                              925,437            499,483
     United States of America                                          6,879,590          6,316,851

                                                                       7,805,027          6,816,334

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


     d) Revenue and Gross Profit by Operating Segment

                                                              Three Months Ended      Three Months
                                                                                              Ended
                                                                  March 31, 2005     March 31, 2004
                                                                  --------------     --------------
                                                                               $                  $
     Revenue
       Tech Pubs and Engineering                                       3,574,559          2,972,921

     Gross Profit
       Tech Pubs and Engineering                                       1,265,715            985,327


     No other segment represents 10% of the Company's revenues, operating losses or total assets.


     e) Revenues from Major Customers and Concentration of Credit Risk

     The consolidated entity had the following revenues from major customers:

     For the three months ended March 31, 2005, one customer had sales of $1,385,218 representing approximately 38% of total revenue.

     For the three months ended March 31, 2004, one customer had sales of $710,109, representing approximately 23% of total revenue.

     f)  Purchases from Major Suppliers

     There were no significant purchases from major suppliers.



19.     EARNINGS PER SHARE

     The Company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of operations, of both basic and diluted earnings per share.

                                                                    Three Months Ended  Three Months Ended
                                                                        March 31, 2005      March 31, 2004
                                                                        --------------      --------------
                                                                                     $                   $
     Numerator
     Loss from continuing operations                                         (135,955)           (779,526)

     Loss from discontinued operations                                         (9,133)            (12,704)
                                                                        -------------        ------------

     Net income (loss)                                                       (145,088)           (792,230)
                                                                        =============        ============

     Denominator
     Weighted Average common stock outstanding                          18,428,447,908       3,261,427,500
                                                                        =============        ============

     Basic and diluted loss per common share from continuing                    (0.00)              (0.00)
     operations
                                                                        =============        ============


     Basic and diluted loss per common share after discontinued                 (0.00)              (0.00)
     operations
                                                                        =============        ============


     Average common stock outstanding                                   18,428,447,908       3,261,427,500
     Average common stock issuable                                                  --                  --
                                                                        --------------       -------------
     Average common stock outstanding assuming dilution                 18,428,447,908       3,261,427,500
                                                                        =============        ============


     The outstanding options and warrants as detailed in note 13 were not included in the computation of the diluted earnings per common share as the effect would be anti-dilutive.

     The earnings per share calculation (basic and diluted) does not include any common stock for common stock payable, as the effect would be anti-dilutive.

     As of May 20, 2005, the Company has issued a total of 15,327,100,555 shares of its common stock to the convertible debenture holders upon the conversion of $3,862,300 of debentures and accrued interest.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


20.    COMMITMENTS AND CONTINGENCIES

     a)     Lease Commitments

     Minimum payments under operating leases for premises occupied by the Company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at March 31, 2005, for the next five years are as follows:

                     2005        $273,970
                     2006         171,326
                     2007         171,326
                     2008          87,189
                     2009          45,120
               Thereafter           3,760
                                 --------
                                 $752,691
                                 ========

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

     b) On March 17, 2004, Johnston & Associates, LLC, a South Carolina corporation, filed a statement against the Company with the Superior Court of Justice of Ontario, Canada, Court File No. C-294-04, demanding payment of $60,000 pursuant to a consulting agreement entered into April 2002. The Company intends to defend this claim vigorously.

     c) The Company is party to various lawsuits arising from the normal course of business and its restructuring activities. No material provision has been recorded in the accounts for possible losses or gains. Should any expenditure be incurred by the Company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.



21.    SUBSEQUENT EVENTS

     At the Annual General Meeting of Shareholders held on April 22, 2005, the Company's shareholders elected the Board of Directors for the ensuing year, ratified the appointment of the Company's independent auditors, approved certain executive compensation, approved a reverse stock split of 5,000 to 1 of the Company's outstanding common shares and ratified the adoption of the Company's 2005 Stock Option Plan.



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

     b) Concentration of Credit Risk

     Although the Company had one significant customer representing 38% of total revenue, the Company continues to actively expand its customer base. The Company's revenue is derived from customers of various industries and geographic locations reducing its credit risk. Where exposed to credit risk, the Company mitigates this risk by routinely assessing the financial strength of its customers, establishing billing arrangements and monitoring the collectibility of the account on an ongoing basis.

     c) Interest Risk

     The long-term debt bears interest rates that approximate the interest rates of similar loans. Consequently, the long-term debt risk exposure is minimal.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

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



23.    COMPARATIVE FIGURES

     Certain figures in the March 31, 2004 financial statements have been reclassified to conform with the basis of presentation used at March 31, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Thinkpath Inc. contained elsewhere in this Form 10-QSB. The statements contained in this Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended including statements regarding Thinkpath Inc.'s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Thinkpath Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB are based on information available to Thinkpath Inc. on the date hereof, and Thinkpath Inc. assumes no obligation to update any such forward-looking statement. It is important to note that Thinkpath Inc.'s actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form 10-QSB are in United States dollars unless otherwise indicated. Unless otherwise indicated, all reference to "Thinkpath," "us," "our," and "we," refer to Thinkpath Inc. and its subsidiaries.

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


PLAN OF OPERATION

        In 2002 we began to focus our efforts on building relationships with customers in high growth industries such as defense and aerospace. We have since been repositioning in growth industries and targeting customers with high growth potential, such as those in defense. We are poised to benefit from the increased demand generated by aerospace and defense-related customers who will increasingly rely on our project engineering design expertise and technical staffing services. This year we will continue to solidify our relationships to actively increase new business opportunities with existing customers including General Dynamics, Lockheed Martin, Boeing, General Electric, United Defense and TACOM. We will continue to grow organically as well as through acquisitions over the next year. Acquisitions will be limited to profitable engineering companies, which must have an immediate accretive impact.

                      STATEMENTS OF OPERATIONS--PERCENTAGES
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                    2005      2004
                                                    ----      ----

REVENUE                                             100 %      100 %
                                                   ----       ----

COST OF SERVICES                                     65 %       67 %
                                                   ----       ----
GROSS PROFIT                                         35 %       33 %
                                                   ----       ----
EXPENSES
   Administrative                                    16 %       19 %
   Selling                                           10 %       10 %
   Depreciation and amortization                      2 %        5 %
   Write down of property and equipment              -- %       -- %
                                                   ----       ----

Operating income (loss) from continuing operations    7 %       (1)%
  before interest charges

   Interest charges                                  10 %       25 %
                                                    ----       ----
Loss from continuing operations before income taxes  (3)%      (26)%

   Income taxes                                      -- %       -- %
                                                   ----       ----
Loss from continuing operations                    (3)%      (26)%

Loss from discontinued operations                    -- %       -- %

Net Loss                                             (3)%      (26)%
                                                   ----       ----

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

REVENUE

         For the three months ended March 31, 2005, we derived 93% of our revenue in the United States which is consistent with the same period in 2004. Our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 99% of total revenue for the three months ended March 31, 2005 compared to 97% for the same period last year. No other operating segment represented more than 10% of our consolidated revenues.

       Consolidated revenues for the three months ended March 31, 2005 increased by $540,000 or 18%, to $3,600,000 as compared to $3,060,000 for the three months ended March 31, 2004. The increase is primarily attributable to the award of several contracts in 2004 with existing customers in the defense industry, our fastest growing market segment. As a result of these contracts, one customer had sales of approximately 38% of our consolidated revenues for the three months ended March 31, 2005. The same customer had sales of approximately 23% of our consolidated revenues for the same period last year.


COST OF SERVICES

         The cost of services for the three months ended March 31, 2005 increased by $270,000, or 13%, to $2,330,000, as compared to $2,060,000 for the same period in 2004. This increase is consistent with the increase in revenue. However, as a percentage of revenue, the cost of services for the three months ended March 31, decreased from 67% in 2004 to 65% in 2005.


GROSS PROFIT

         Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of engineering services include wages, benefits, software training and project expenses. The average gross profit for the engineering division was 35% for the three months ended March 31, 2005 compared to 33% for the same period in 2004. This increase is attributable to the focus on higher margin time and material projects versus fixed cost projects which often result in unforeseen costs. No other operating segment represented more than 10% of our consolidated gross profit.

         Consolidated gross profit for the three months ended March 31, 2005 increased by $270,000, or 27%, to $1,270,000 compared to $1,000,000 for the same period in 2004. As a percentage of revenue, gross profit for the three months ended March 31, 2005 was 35% compared to 33% in 2004. The increase in gross profit is a result of the focus on higher margin time and materials projects versus fixed price projects which often result in unforeseen costs.

EXPENSES

         Total expenses for the three months ended March 31, 2005 increased by $10,000, or 1%, to $1,040,000 compared to $1,030,000 for the three months ended March 31, 2004.

ADMINISTRATIVE EXPENSES

         Administrative expenses increased by $10,000 or 2% to $580,000 for the three months ended March 31, 2005 compared to $570,000 for the three months ended March 31, 2004. As a percentage of revenue, administrative expenses have decreased from 19% for the three months ended March 31, 2004 to 16% for the same period in 2005.

SELLING EXPENSES

         Selling expenses increased by $60,000, or 19%, to $370,000 for the three months ended March 31, 2005 compared to $310,000 for the same period in 2004. This increase is attributable to the addition of sales staff as well as the increase in commissions which is consistent with the increase in revenue. As a percentage of revenue, selling expenses for the three months ended March 31, 2005 are 10% which is consistent with the same period last year.

DEPRECIATION AND AMORTIZATION

         For the three months ended March 31, 2005, depreciation and amortization expenses decreased by $60,000, or 42%, to $80,000 from $140,000 for the three months ended March 31, 2004. As a percentage of revenue, depreciation and amortization expenses have decreased from 5% for the three months ended March 31, 2004 to 2% for the same period in 2005.

WRITE DOWN OF PROPERTY AND EQUIPMENT

         At March 31, 2005, we wrote down property and equipment in the amount of $4,000. The fair value of the impaired asset was generally estimated by discounting the expected future cash flows of the individual assets. Impairment was indicated by adverse change in market prices, current period cash flow losses combined with a history of losses, or a significant change in the manner in which the asset is to be used.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST CHARGES

         For the three months ended March 31, 2005, we had income of $230,000 from continuing operations before interest charges compared to a loss of $30,000 for the three months ended March 31, 2004.

INTEREST CHARGES

         For the three months ended March 31, 2005, interest charges decreased by $390,000, or 52%, to $360,000 from $750,000 for the three months ended March 31, 2004. This decrease is largely attributable to the reduced interest expense of $271,951 on the beneficial feature recognized on the convertible debentures compared to an expense of $624,211 in 2004.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

         For the three months ended March 31, 2005 we had a loss from continuing operations before income taxes of $130,000 compared to $780,000 for the same period in 2004.

INCOME TAXES

         Income tax expense for the three months ended March 31, 2005 increased by $6,000 or 600% to $7,000 compared to $1,000 for the three months ended March 31, 2004.

LOSS FROM CONTINUING OPERATIONS

         Loss from continuing operations for the three months ended March 31, 2005 decreased by $640,000 or 82% to a loss of $140,000 compared to a loss of $780,000 for the three months ended March 31, 2004.

INCOME (LOSS)FROM DISCONTINUED OPERATIONS

         Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the three months ended March 31, 2005 and 2004.

       Effective March 8, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in our technology division, including the employees of TidalBeach Inc. We will not have future revenues from either our Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. There was no technology revenue for the three months ended March 31, 2005 and 2004. The net loss for the three months ended March 31, 2005 was $4,500 compared to $1,000 for the three months ended March 31, 2004.

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

          There was no training revenue for the three months ended March 31, 2005 and 2004. The net loss from the training division for the three months ended March 31, 2005 was $4,500 and $11,000 for the three months ended March 31, 2004.

          Effective June 27, 2003, we signed an agreement with Brainhunter.com Ltd., an Ontario company, for the purchase of certain assets of the Toronto IT recruitment division for a nominal amount of cash and the assumption of all employee liabilities. As of May 20, 2005, a promissory note which was payable by June 27, 2004 remains outstanding, however, we believe that it is collectable. As a result of this transaction, we will not have future revenues from our IT recruitment division and therefore the operations have been reported as discontinued.

         There was no IT recruitment revenue or income for the three months ended March 31, 2005 and 2004.

NET LOSS

         For the three months ended March 31, 2005 we had a net loss of $150,000 compared to a net loss of $790,000 for the same period in 2004.


LIQUIDITY AND CAPITAL RESOURCES

         With insufficient working capital from operations, our primary sources of cash are a receivable discount facility with Morrison Financial Services Limited and proceeds from the sale of convertible debentures. Our primary capital requirements include debt service and working capital needs.

         Our facility with Morrison Financial Services Limited is a receivable discount facility whereby we are able to borrow up to 75% of qualifying receivables at 30% interest per annum. At March 31, 2005, the balance on the receivable discount facility was $1,025,000 based on 75% of qualifying accounts receivable.

           At March 31, 2005, we had cash of $220,000 and a working capital deficiency of $6,000. At March 31, 2005, we had a cash flow deficiency from operations of $80,000. At March 31, 2004, we had cash of $230,000 and a working capital deficiency of $1,970,000. At March 31, 2004, we had a cash flow deficiency from operations of $760,000, largely attributable to the increase in accounts receivable of $320,000 and the decrease in accounts payable of $500,000.

         At March 31, 2005, we had a cash flow deficiency from investing activities of $130,000 related to the purchase of property and equipment. At March 31, 2004, we had a cash flow deficiency from investing activities of $40,000 also related to the purchase of property and equipment.

         At March 31, 2005 we had cash flow from financing activities of $260,000 largely attributable to an increase in our receivable discount facility of $300,000 which was partially offset by the repayment of long term debt in the amount of $40,000. At March 31, 2004, we had cash flow from financing activities of $580,000 attributable primarily to proceeds of $475,000 from the sale of convertible debentures and $193,500 from the exercise of common stock purchase warrants.

        At March 31, 2005 we had a loan balance of $218,968 with an individual, Terry Lyons. We are required to make monthly payments of $10,000 until the full amount of the note, including interest is paid in full. The loan bears interest at US prime plus 14% per annum and is subordinated to Morrison Financial Services Limited.

         At March 31, 2005, we had approximately $50,000 outstanding on various capital leases with various payment terms and interest rates. The average balance on the terms of leases are 12 months and cover primarily the hardware and various software applications required to support our engineering division.

             On January 17, 2005, we acquired TBM Technologies Inc., an Ontario Corporation which provides design engineering services. Pursuant to the Share Purchase Agreement, we purchased TBM for approximately $246,600 payable in shares of our common stock, no par value. The Share Purchase Agreement also provided for price protection for the vendors for a period of two years from closing. In the event that the vendors seek to sell their shares in an open market transaction within the two years following closing and the bid price is less than the price of the shares on issuance, we will be obligated to issue additional shares of unregistered common stock with a value equal to the difference up to a maximum of $246,600. The acquisition was accounted for by the purchase method and the operations have been included in the consolidated operations from January 17, 2005.

           As a result of the acquisition of TBM Technologies Inc., we acquired a revolving line of credit with the Royal Bank of Canada. At March 31, 2005 the balance on the line of credit was $60,000, and the interest rate was 7% per annum. Subsequent to March 31, 2005, the line of credit was paid in full.

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

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29", effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. This statement requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. We do not believe that the adoption of SFAS No. 153 will have an impact, if any, on our results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-based Payment". This statement requires employers to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123 (Revised) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123

(Revised) becomes effective for annual reporting periods that begin after December 15, 2005. We intend to adopt this standard using the modified retrospective method of transition. This method requires that issued financial statements be restated based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS No. 123. SFAS No. 123 (Revised) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123 (Revised), the expense attributable to an award will be measured in accordance with the company's measurement model at that award's date of grant. We believe the pro forma disclosures in Note 3 (c) provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with SFAS No. 123 (Revised). However, the total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

         In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. We do not believe that the adoption of FIN 47 will have an impact, if any, on its results of operations or financial position.



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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 45 days prior to the filing date of this Form 10-QSB filed for the three months ended March 31, 2005 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting the officers on a timely basis to material information relating to us (including our wholly owned subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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



 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

           During the three months ended March 31, 2005, we sold unregistered securities as described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. The purchasers of the securities in such transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. The purchasers of the securities in the transactions below were each sophisticated investors who were provided information about us and were able to bear the risk of loss of their entire investment.

          On January 17, 2005, we issued 1,232,250,000 shares of our common stock, no par value per share, to the vendors of TBM Technologies Inc., in consideration of the purchase price of this acquisition of $246,600.

            We believe all of the above issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 22, 2005, we held an Annual Meeting of Shareholders at which the shareholders: (i) elected the Board of Directors for the ensuing year; (ii) ratified the appointment of Schwartz, Levitsky, Feldman, LLP, as our Independent Certified Public Accountants for the ensuing year; (iii) approved certain executive compensation; (iv) approved a reverse stock split of 5,000 to 1 of our outstanding common shares; and, (v) ratified the adoption of our 2005 Stock Option Plan.


         (i) The following directors were elected to the Board of Directors and received the votes indicated:

                                 Shares In Favor          Shares Withheld
                                 ---------------          ---------------
Declan A. French                   5,122,912,462              253,326,046
Lloyd MacLean                      5,152,304,842              223,933,666
Patrick Power                      5,152,304,842              223,933,666

        Set forth below is a biographical description of each of our directors elected at our Annual General Meeting and Special Meeting of Shareholders held on April 22, 2005:

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

         Patrick Power, is a General Manager at Netlan Technology Center. In 1997, Mr. Power opened our New York IT recruitment office where he served as Business Development Manager from 1997 until 2001. In 2001, Mr. Power was transferred to our New York training division. In 2002 we sold this division, to Thinkpath Training, LLC, a privately held independent company where he was employed as Director of Business Development 2001 until 2004. Mr. Power has a National Diploma in Civil Engineering (NDEA) from The Waterford Institute of Technology in Ireland. Mr. Power is the nephew of Mr. French, our Chief Executive Officer.

       (ii) The appointment of Schwartz, Levitsky Feldman, LLP, to serve as our independent chartered accountants for the ensuing year was approved by the votes indicated:

                  For                       Against           Withheld
                5,151,233,747       224,904,761               100,000


       (iii) The resolution to issue certain executive compensation was approved by the votes indicated:

                  For                       Against           Withheld
                2,749,337,995       416,805,346               2,210,095,167


       (iv) The resolution of a reverse stock split of 5,000 to 1 of our outstanding common shares was approved by the votes indicated:

                  For                       Against           Withheld
                5,052,525.907       323,712,601               0

         (v) The resolution to adopt the 2005 Stock Option Plan was approved by the votes indicated:

                  For                       Against           Withheld
             3,658,517,162               1,797,916,751       9,804,595


No other matters were voted upon.


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



* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THINKPATH INC.


Dated: May 20, 2005          By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer