Form 10QSB
period 2005-06-30
THINKPATH INC
filed 2005-08-22
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                               OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ____________ TO ________________

                        COMMISSION FILE NUMBER __________

                                 THINKPATH INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                                ONTARIO 52-209027
                  --------------------------------------------
                (STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)

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

           AS OF AUGUST 22, 2005 THERE WERE 4,737,535 SHARES OF COMMON
                   STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

                                 THINKPATH INC.

                  JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                     Page Number


Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2005 and
         December 31, 2004..................................................F-1
         Interim Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004................................F-3
         Interim Consolidated Statements of Changes in Stockholders' Equity
         for the six months ended June 30, 2005 and the year ended
         December 31, 2004..................................................F-4
         Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004.......................................F-5
         Notes to Interim Consolidated Financial Statements.................F-6

Item 2.  Management's Discussion and Analysis or Plan of Operation............2

Item 3.  Controls and Procedures.............................................16


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........16

Item 3.  Defaults Upon Senior Securities ....................................17

Item 4.  Submission of Matters to a Vote of Security Holders ................17

Item 5.  Other Information ..................................................18

Item 6.  Exhibits and Reports on Form 8-K ...................................18

ITEM 1.  FINANCIAL STATEMENTS

                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)


THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                   30-JUN-05          31-DEC-04
                                                   ---------          ---------
                                                   $                  $
                                     ASSETS
CURRENT ASSETS
     Cash                                            607,437            180,121
     Accounts receivable                           2,715,520          2,243,513
     Prepaid expenses                                180,250             88,403
                                                   ---------         ----------

                                                   3,503,207          2,512,037

PROPERTY AND EQUIPMENT                               550,539            494,003

GOODWILL                                           3,967,243          3,748,732

OTHER ASSETS                                         370,715             61,562
                                                   ---------         ----------

                                                   8,391,704          6,816,334
                                                  ==========         ==========







          The accompanying notes are an integral part of these interim consolidated financial statements.



THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)




                                                          30-JUN-05           31-DEC-04
                                                          ---------           ---------
                                                          $                   $
                                       LIABILITIES
CURRENT LIABILITIES
     Receivable Discount Facility                                  --        723,995
     Laurus Funds                                           1,214,081             --
     Accounts payable                                       1,627,646      1,257,799
     Current portion of long-term debt                        116,495         85,099
     12% Convertible Debentures                                    --        566,653
                                                          -----------    -----------

                                                            2,958,222      2,633,546

LONG-TERM DEBT                                                138,678        182,837
                                                          -----------    -----------

                                                            3,096,900      2,816,383
                                                          ===========    ===========

COMMITMENTS AND CONTINGENCIES (NOTE 21)

                                   STOCKHOLDERS' EQUITY


CAPITAL STOCK                                              51,801,313     49,531,299

DEFICIT                                                   (45,170,552)   (44,204,935)

ACCUMULATED OTHER COMPREHENSIVE LOSS                       (1,335,957)    (1,326,413)
                                                          -----------    -----------

                                                            5,294,804      3,999,951
                                                          -----------    -----------

                                                            8,391,704      6,816,334
                                                          ===========    ===========







          The accompanying notes are an integral part of these interim consolidated financial statements.



THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)



                                            Three Months Ended June 30, Six Months Ended June 30,
                                                2005          2004         2005          2004
                                                ----          ----         ----          ----
                                                        $                          $

REVENUE                                      3,603,870     3,325,184     7,206,809     6,381,885

COST OF SERVICES                             2,535,022     2,050,188     4,865,792     4,107,616
                                             ---------     ---------     ---------     ---------

GROSS PROFIT                                 1,068,848     1,274,996     2,341,017     2,274,269
                                             ---------     ---------     ---------     ---------

EXPENSES
     Administrative                            655,119       579,321     1,244,153     1,152,726
     Selling                                   325,085       346,235       693,119       659,151
     Depreciation and amortization              85,731       138,750       167,269       281,016
     Write down of property and equipment         --            --           3,851          --
     Debt forgiveness                          (66,150)         --         (66,150)         --
                                             ---------     ---------     ---------     ---------
                                               999,785     1,064,306     2,042,242     2,092,893

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INTEREST CHARGES                    69,063       210,690       298,775       181,376

     Interest Charges                          849,783     1,028,551     1,212,546     1,777,495
                                             ---------     ---------     ---------     ---------

LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                      (780,720)     (817,861)     (913,771)   (1,596,119)

     Income Taxes                               63,502         3,208        70,942         4,476
                                             ---------     ---------     ---------     ---------

LOSS FROM CONTINUING OPERATIONS               (844,222)     (821,069)     (984,713)   (1,600,595)

INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS                                 23,693       (14,319)       19,096       (27,023)

NET LOSS                                      (820,529)     (835,388)     (965,617)   (1,627,618)
                                             =========     =========      ========    ==========

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK OUTSTANDING
     BASIC AND DILUTED*                      4,000,971       712,614     3,665,040       698,550
                                             =========     =========      ========    ==========

LOSS FROM CONTINUING OPERATIONS
     PER WEIGHTED AVERAGE COMMON
     STOCK BASIC AND DILUTED                     (0.21)        (1.15)        (0.27)        (2.29)
                                             =========     =========      ========    ==========




* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005




          The accompanying notes are an integral part of these interim consolidated financial statements.


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND THE YEAR ENDED DECEMBER 2004
(AMOUNTS EXPRESSED IN US DOLLARS)



                                               COMMON STOCK                                                  ACCUMULATED
                                                 NUMBER OF     CAPITAL                                          OTHER
                                                  SHARES*       STOCK                      COMPREHENSIVE    COMPREHENSIVE
                                                               AMOUNTS       DEFICIT           LOSS              LOSS

Balance as of December 31, 2003                  547,448     43,576,292    (39,999,711)                       (1,315,689)
                                               =========     ==========    ===========                        ==========

Net loss for the year                               --             --       (4,205,224)    (4,205,224)
                                                                                           ----------

Other comprehensive loss, net of tax:
  Foreign currency translation                                                                (10,724)           (10,724)
                                                                                           ----------

Comprehensive loss                                                                         (4,215,948)
                                                                                           ==========

Conversion of 12% senior secured               1,920,611        379,906           --
convertible debentures

Interest on 12% senior secured convertible       126,984         44,813           --
debentures

Common stock and warrants issued for              50,039        175,336           --
services

Warrants issued for cash                          75,411      1,548,120           --

Beneficial conversion on issuance of                --        3,806,832           --
                                               ---------     ----------    -----------                       -----------
convertible debt

Balance as of December 31, 2004                2,720,493     49,531,299    (44,204,935)                       (1,326,413)
                                               =========     ==========    ===========                        ==========

Net loss for the period                             --             --         (965,617)      (965,617)

Other comprehensive loss, net of tax:
  Foreign currency translation                                                                 (9,544)            (9,544)
                                                                                           ----------

Comprehensive loss                                                                           (975,161)
                                                                                           ==========

Common stock repurchased for cancellation       (626,384)      (123,110)

Conversion of 12% senior secured               1,235,100        133,375           --
convertible debentures

Interest on 12% senior secured convertible       131,395         21,448           --
debentures

Common stock issued for investment               246,450        246,609           --

Warrants issued for cash                            --          766,002           --

Beneficial conversion on issuance of                --        1,225,690           --
convertible debt
                                               ---------     ----------    -----------                       -----------


Balance as of June 30, 2005                    3,707,054     51,801,313    (45,170,552)                       (1,335,957)
                                               =========     ==========    ===========                        ==========


* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005




                 The accompanying notes are an integral part of
                these interim consolidated financial statements.




THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                                       2005          2004
                                                                          $             $
Cash flows from operating activities
    Net loss                                                      (965,617)   (1,627,618)
                                                                ----------    ----------

    Adjustments to reconcile net loss to net cash
     used in operating activities:
    Amortization                                                   167,269       302,969
    Beneficial conversion on issuance of convertible debt          276,663     1,540,440
    Interest on 12% senior secured convertible debentures           21,448        19,077
    Write off unamortized debt discount                            729,422          --
    Write down of property and equipment                             3,851          --
    Increase in accounts receivable                               (468,688)     (470,466)
    Increase in prepaid expenses                                   (92,468)     (180,990)
    Increase (decrease) in accounts payable                        283,742      (599,646)
    Debt forgiveness                                               (66,150)         --
    Common stock and warrants issued for services                     --         175,336
                                                                ----------    ----------

    Net cash used in operating activities                         (110,528)     (840,898)
                                                                ----------    ----------

Cash flows from investing activities
    Purchase of property and equipment                            (193,016)      (83,904)
                                                                ----------    ----------

    Net cash used in investing activities                         (193,016)      (83,904)
                                                                ----------    ----------

Cash flows from financing activities
    Proceeds from (repayment of) receivable discount facility     (722,331)     (193,196)
    Proceeds from convertible financing facility                 3,100,000          --
    Deferred financing costs incurred                             (230,792)         --
    Repayment of notes payable                                        --          (6,444)
    Repayment of long-term debt                                    (69,396)      (41,683)
    Repayment of convertible debt                               (1,162,700)         --
    Repurchase of shares for cancellation                         (123,110)         --
    Proceeds from issuance of common stock                            --         229,121
    Proceeds from issuance of debentures and warrants                 --       1,175,000
                                                                ----------    ----------

    Net cash provided by financing activities                      791,671     1,162,798
                                                                ----------    ----------

Effect of foreign currency exchange rate changes                   (60,811)       45,060
                                                                ----------    ----------

Net increase (decrease) in cash                                    427,316       283,056
Cash
    Beginning of year                                              180,121       483,443
                                                                ----------    ----------
    End of year                                                    607,437       766,499
                                                                ==========    ==========

SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                  179,579       222,592
                                                                ==========    ==========
    Income taxes paid                                               70,942         8,404
                                                                ==========    ==========



                 The accompanying notes are an integral part of
                these interim consolidated financial statements.


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



1. MANAGEMENT'S INTENTIONS AND GOING CONCERN

   Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant recurring operating losses and working capital deficiencies. At June 30, 2005, the Company had a deficit of $45,170,552 and has suffered recurring losses from operations.

   With insufficient working capital from operations, the Company's primary source of cash is a $3,500,000 convertible financing facility with Laurus Master Fund, Ltd. ("Laurus"). At June 30, 2005, the balance on the facility was $2,929,111. The convertible financing facility consists of a revolving line of credit based on 90% of eligible accounts receivable which matures on June 27, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3%. The principal outstanding on the secured convertible note is convertible into common stock at a fixed conversion price ranging from 80% to 110% of the average closing price for the previous ten days, subject to certain conditions.

   As at August 22, 2005, management's plans to mitigate and alleviate its operating losses and working capital deficiencies include:

   a) Registration of the shares underlying the Laurus convertible financing facility, warrants and options to provide additional working capital;
   b) Continued focus on securing customers with high growth potential, such as those in the aerospace and defense industries;
   c) Compliment organic growth with the acquisition of profitable engineering companies over the next two years; and
   d) Continued expansion of the engineering service offerings in Ontario, Canada.

   Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs and will permit payments to certain vendors and interest payments on debt. Despite its negative working capital and deficit, the Company believes that its management has developed a business plan that if successfully implemented could substantially improve the Company's operational results and financial condition. However, the Company can give no assurances that its current cash flows from operations, if any, borrowings available under its convertible financing facility with Laurus, and proceeds from the sale of securities, will be adequate to fund its expected operating and capital needs for the next twelve months. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results, and the closing of new financing, all of which are subject to substantial uncertainties. Cash flows from operations for the next twelve months will be dependent, among other factors, upon the effect of the current economic slowdown on sales, the impact of the restructuring plan and management's ability to implement its business plan. The failure to return to profitability and optimize operating cash flows in the short term, and close alternate financing, could have a material adverse effect on the Company's liquidity position and capital resources.


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


   b) Change of Name

   On June 6, 2001, the Company changed its name from Thinkpath.com Inc. to Thinkpath Inc.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




   c) Principal Business Activities

   Thinkpath Inc. is an engineering services company which, along with its wholly-owned subsidiaries, Thinkpath US Inc. (formerly Cad Cam Inc.), Thinkpath Michigan Inc. (formerly Cad Cam of Michigan Inc.), Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.) and TBM Technologies Inc., provides engineering, design, technical publications and staffing, services to enhance the resource performance of clients. In addition, the Company owns the following companies which are currently inactive: Systemsearch Consulting Services Inc., International Career Specialists Ltd., Microtech Professionals Inc., E-Wink Inc. (80%), Thinkpath Training Inc. (formerly ObjectArts Inc.), Thinkpath Training US Inc. (formerly ObjectArts US Inc.) and TidalBeach Inc. In 2002, the Company sold Njoyn Software Incorporated, a wholly-owned subsidiary.

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

   j) Revenue

   The Company recognizes revenue under engineering service contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collection of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time-and-materials, fixed-price and cost-plus contracts.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




   The Company recognizes revenue on time-and-materials contracts to the extent of billable rates times hours delivered, plus expenses incurred. For fixed price contracts within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs or upon delivery of specific products or services, as appropriate. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized as earned according to contract terms as the service is provided. The Company provides its customers with a number of different services that are generally documented through separate negotiated task orders that detail the services to be provided and the compensation for these services. Services rendered under each task order represent an independent earnings process and are not dependent on any other service or product sold. The Company recognizes revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned, which may be fixed or performance-based. The Company considers fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract, which generally corresponds to the timing of contractual billings. The Company records provisions for estimated losses on uncompleted contracts in the period in which those losses are identified. The Company considers performance-based fees under any contract type to be earned only when it can demonstrate satisfaction of a specific performance goal or it receive contractual notification from a customer that the fee has been earned. In all cases, the Company recognizes revenue only when pervasive evidence of an arrangement exists services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured.

   Contract revenue recognition inherently involves estimation. From time to time, facts develop that requires the Company to revise the total estimated costs or revenues expected. In most cases, these changes relate to changes in the contractual scope of the work, and do not significantly impact the expected profit rate on a contract. The Company records the cumulative effects of any revisions to the estimated total costs and revenues in the period in which the facts become known.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




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



   3. STOCK OPTION PLANS

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                                   OPTIONS*      EXERCISE PRICE
                                                                   --------      --------------

   a)  Options outstanding at December 31, 2004                       112
                                                                      ===
        Options forfeited during the period                             -
        Options expired during the period                            (16)             $15,371
        Options granted during the period                         379,572              $.0001
        Options outstanding at June 30, 2005                      379,668
                                                                  =======

        Options exercisable December 31, 2004                         112              $6,100
        Options exercisable June 30, 2005                         379,668              $6,579
        Options available for future grant December 31, 2004        1,562
        Options available for future grant June 30, 2005        1,622,006

       * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005



   b) Range of Exercise Prices at June 30, 2005

                                                               OPTIONS
                                             WEIGHTED      OUTSTANDING                          WEIGHTED
                          OUTSTANDING         AVERAGE          AVERAGE          OPTIONS          AVERAGE
                             OPTIONS*  REMAINING LIFE   EXERCISE PRICE     EXERCISABLE*   EXERCISE PRICE
                             --------  --------------   --------------     ------------   --------------

   $16,250                          9            0.49          $16,250                9          $16,250
   $3,350 to $3,500                87            0.82           $3,470               87           $3,488
   $0.0001                    379,572           10.00          $0.0001          379,572          $0.0001

   * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




   c) Pro-forma net income

   At June 30, 2005, the Company has five stock-based employee compensation plans, which are described more fully in Note 14(d). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation. SFAS No.123 was amended by SFAS No. 148 which requires more prominent disclosure of stock based compensation.

                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                        2005           2004            2005         2004
                                                        ----           ----            ----         ----
                                                           $              $               $            $

   Net loss as reported                            (820,529)      (835,388)       (965,617)  (1,627,618)
   Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards
   net of related tax effects                              -              -               -      (1,895)
                                                           -              -               -      -------

   Pro forma net loss                              (820,529)      (835,388)       (965,617)  (1,629,513)
                                                   =========      =========       =========  ===========

   Loss per share:
   Basic and diluted loss per share, as               (0.21)         (1.15)          (0.27)       (2.29)
                                                      ======         ======          ======       ======
   reported

   Pro forma loss per share                           (0.21)         (1.15)          (0.27)       (2.33)
                                                      ======         ======          ======       ======



   d) Black Scholes Assumptions

   The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:


                                           2005 GRANTS           2001 GRANTS
                                           -----------           -----------
   Risk free interest                          3.9%                 4.76%
   rates
   Volatility                                  100%                  100%
   factors
   Weighted average expected                 10 years             4.90 years
   life
   Weighted average fair value per            $0.50               $3,700.00
   share
   Expected                                     --                    --
   dividends

   During the six months ended June 30, 2005, the Company granted Laurus Master Fund, Ltd. an option to purchase up to 379,572* shares of its common stock, no par value per share, at an exercise price of $.0001 per share. The options are exercisable at any time and in any amount for a period of ten years from the date of issuance.

   There have been no other option grants since 2001.

   * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)





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

   The net acquired assets have been valued as follows:

    Current assets                                                 $23,616
    Property and equipment                                          11,240
    Other assets                                                   100,900
    Liabilities assumed                                          (107,667)

    Consideration                                                  246,600
                                                                   -------

    Goodwill                                                      $218,511
                                                                  ========



5. ACCOUNTS RECEIVABLE

                                               JUNE 30, 2005         DECEMBER 31, 2004
                                               -------------         -----------------
                                                           $                         $
   Accounts receivable                             2,926,127                 2,423,161
   Less:  Allowance for doubtful accounts          (210,607)                 (179,648)
                                                   ---------                 ---------
                                                   2,715,520                 2,243,513
                                                   =========                 =========

   Allowance for doubtful accounts
   Balance, beginning of period                      179,648                   186,847
   Provision                                          32,459                    25,738
   Recoveries                                        (1,500)                  (32,937)
                                                     -------                  --------
   Balance, end of period                            210,607                   179,648
                                                     =======                   =======



6. PROPERTY AND EQUIPMENT

                                                  June 30, 2005                   December 31, 2004
                                    -------------------------------------------   ------------------

                                                       ACCUMULATED
                                            COST      AMORTIZATION         NET                  NET
                                               $                 $           $                    $

   Furniture and equipment               170,085           136,414      33,671               35,245
   Computer equipment and software     3,581,401         3,088,327     493,074              448,773
   Leasehold improvements                 56,568            32,774      23,794                9,985
                                          ------            ------      ------                -----

                                       3,808,054         3,257,515     550,539              494,003
                                       =========         =========     =======              =======

   Assets under capital lease            247,664           144,251     103,413               90,689
                                         =======           =======     =======               ======


   Amortization of property and equipment for the six months ended June 30, 2005 amounted to $141,948 including amortization of assets under capital lease of $30,039.

   Amortization of property and equipment for the year ended December 31, 2004 amounted to $568,069 including amortization of assets under capital lease of $51,278.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




7. GOODWILL

   Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                                                JUNE 30,    DECEMBER 31,
                                                                                    2005            2004
                                                                                    ----            ----
                                                                ACCUMULATED
                                               ACCUMULATED       IMPAIRMENT
                                    COST      AMORTIZATION           LOSSES          NET             NET
                               ---------- ----------------- ---------------- ------------ ---------------
                                       $                 $                $            $               $
   Technical Publications &
   Engineering (CadCam Inc.
   and TBM Technologies Inc.)  5,737,369           535,164        1,234,962    3,967,243       3,748,732
                               ---------           -------        ---------    ---------       ---------


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



8. OTHER ASSETS

                                                JUNE 30, 2005          DECEMBER 31, 2004
                                                -------------          -----------------
                                                            $                          $

   Cash surrender value of life insurance              64,241                     61,562
   Customer Lists                                      75,682                         --
   Deferred Financing Costs                           230,792                         --
                                                      =======                         ==

   Total                                              370,715                     61,562
                                                      =======                     ======


   Included in Other Assets are deferred financing costs related to the Laurus Convertible Financing Facility to be amortized over three years beginning July 1, 2005. Amortization of other assets amounted to $25,320 for the six months ended June 30, 2005 and nil for the year ended December 31, 2004.



9. RECEIVABLE DISCOUNT FACILITY

   i) June 30, 2005

   On June 27, 2005, the Company paid down its receivable discount facility with Morrison Financial Services Limited in the amount of $1,073,468. The facility allowed the Company to borrow up to 75% of the value of qualified accounts receivables to a maximum of $1,500,000, and was subject to interest at 24% per annum.

   ii) December 31, 2004

   At December 31, 2004, the Company had a receivable discount facility in the amount of $723,995 with Morrison Financial Services Limited which allowed the Company to borrow up to 75% of the value of qualified accounts receivables to a maximum of $1,500,000, bearing interest at 30% per annum.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)





10. BANK INDEBTEDNESS

   On April 19, 2005, the Company paid down its revolving line of credit with the Royal Bank of Canada in the amount of $52,480. This liability was assumed by the Company on January 17, 2005 as a result of the acquisition of TBM Technologies Inc. The line was subject to interest at 7% per annum.


11. CONVERTIBLE DEBENTURE

   During the year ended December 31, 2004, the Company sold $2,050,000 in convertible debentures with 1,740,485* warrants to various investors. The debentures will become due twelve months from the date of issuance at various conversion prices and the warrants are exercisable at any time and in any amount for a period of seven years from closing at various purchase prices as outlined below:

                                                                Original                      New
   Date of        Debenture     Conversion            # of      Exercise            # of      Exercise
    Issuance        Amount          Price         Warrants        Price         Warrants        Price
                                                   Issued*                     Repriced*
   -------------- ------------- -------------- ---------------- ------------ ---------------- ------------
      1/8/04       $25,000       $87.50**              286       $87.50              286        $2.00
     3/25/04      $350,000       $87.50**          184,800        $2.09           16,800        $1.25
                                                                                 168,000        $1.00
     3/29/04      $100,000       $87.50**           50,000        $2.00               --           --
     5/20/04      $150,000       $87.50**          116,470        $1.25          105,882        $1.00
     5/24/04      $100,000       $87.50**           71,429        $1.40               --           --
     6/18/04      $250,000       $87.50**          220,000        $1.25          200,000        $1.00
     6/18/04      $200,000       $87.50**          160,000        $1.25               --           --
    11/12/04      $875,000       $1.00***          937,500        $1.00               --           --
   -------------- ------------- -------------- ---------------- ------------ ---------------- ------------
                  $2,050,000                     1,740,485                       490,968
   ============== ============= ============== ================ ============ ================ ============


   * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005
   ** Conversion price is the lesser of $87.50 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion.
   ***Conversion price is the lesser of $1.00 or 80% of the average of the three lowest prices on three separate trading days during the twenty-day trading period prior to conversion.

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

   On June 27, 2005, the Company paid off the principal balance of the 12% Senior Secured Convertible Debentures in the amount of $1,162,700. The accrued interest of $66,150 was forgiven and a total of 626,384* common shares held by the debenture holders were repurchased for cancellation for $123,110. In addition a total of 1,671,189 warrants held by the debenture holders were cancelled. The unamortized debt discount remaining on the convertible debentures of $729,422 was expensed as interest.


   * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005



12. CONVERTIBLE FINANCING FACILITY

   On June 27, 2005, the Company closed a $3,500,000 convertible financing facility with Laurus Master Fund, Ltd. The facility consists of a revolving line of credit based on 90% of eligible accounts receivable which matures on June 27, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3%. At closing, the Company received $3,100,000 in proceeds from the facility based on its eligible accounts receivable. The principal outstanding on the secured convertible note is convertible into common stock at a fixed conversion price ranging from 80% to 110% of the average closing price for the previous ten days, subject to certain conditions.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




   In connection with the financing, the Company issued warrants to purchase up to 2,100,000* shares of its common stock with 1,050,000* at an exercise price of $0.55 per share and 1,050,000 at an exercise price of $0.60 per share. The warrants are exercisable at any time and in any amount for six years from the date of closing. The Company also issued an option to purchase up to 379,572* shares of its common stock, no par value per share, at an exercise price of $.0001 per share. The option is exercisable at any time and in any amount for a period of ten years from the date of issuance.

   The proceeds of $3,100,000 received by the Company were allocated between the options, warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the options and the warrants in the amount of $766,002. This unamortized debt discount will be amortized over the three year term of the facility. At June 30, 2005, the Company has amortized $2,099 in debt discount as interest expense.

   The beneficial conversion feature was determined to be $953,739 which was also credited to paid in capital and will be amortized over the three year term of the facility. At June 30, 2005, the Company has amortized $2,613 in beneficial conversion feature as interest expense.

     At June 30, 2005, the balance on the facility was as follows:

     Principal balance                              $2,929,111
     Unamortized Beneficial Conversion Feature        (951,126)
     Unamortized Debt Discount                        (763,904)
                                                    ----------

     Total                                           1,214,081
                                                    ==========


   * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005


13. LONG-TERM DEBT

   i) June 30, 2005

   At June 30, 2005, the Company had a loan balance of $209,837 with Terry Lyons with monthly payments of $10,000. The loan bears interest at US prime plus 14%.


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

                                                                JUNE 30, 2005    DECEMBER 31, 2004
                                                                -------------    -----------------
                                                                            $                    $
   a) Included therein:

   A loan with T. Lyons payable in monthly payments of $10,000 beginning April 5, 2004 and bearing interest at
   US prime plus 14% per annum.  This loan is subordinated
   to Morrison Financial Services Limited                             209,837              227,951

   Various capital leases with various payment
   terms and interest rates                                            45,336               39,985
                                                                       ------               ------
                                                                      255,173              267,936
   Less:  current portion                                             116,495               85,099
                                                                      -------               ------

                                                                      138,678              182,837
                                                                      =======              =======

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




   b) Future principal payments obligations as at June 30, 2005, were as follows:

                     2005                          56,009
                     2006                         125,487
                     2007                          73,677
                     2008                             --
                     2009                             --
                                                -----------
                                                 $255,173
                                                ===========


   c) Interest expense related to long-term debt was $29,924 for the six months ended June 30, 2005 and $69,037 for the year ended December 31, 2004.



14. CAPITAL STOCK

   a) Authorized

      Unlimited   Common stock, no par value
      1,000,000   Preferred stock, issuable in series, rights to be determined by the Board of Directors

   Effective June 29, 2005, the Company implemented a one-for-five thousand reverse split of its common stock. At the time of the reverse stock split, each five thousand shares of the Company's issued and outstanding common stock were combined into one share of its common stock. The reverse stock split did not change the number of authorized shares of the Company's common stock. The one-for-five thousand reverse split was approved by the Company's shareholders at its Annual General Meeting on April 22, 2005, and subsequently approved by its Board of Directors. All common share and per share amounts throughout these financial statements have been adjusted to give effect to this reverse stock split.

   b) Issued

   During the year ended December 31, 2004, the Company issued 50,039* shares of common stock, no par value per share, in consideration of consulting services in the amount of $175,336. This includes 50,000* shares of common stock, no par value per share, issued to Jeffrey Flannery pursuant to a consulting agreement with the Company dated May 26, 2004 for the provision of marketing and business development consulting services for a period of one year.

   During the year ended December 31, 2004, the Company issued 75,411* shares of its common stock to the 12% Senior Secured Convertible Debenture Holders on the exercise of warrants.

   During the year ended December 31, 2004, the Company issued 2,047,594* shares of its common stock to the 12% Senior Secured Convertible Debenture Holders upon the conversion of $1,025,400 principal balance and accrued interest.

   On January 17, 2005, the Company issued 246,450* shares of its common stock, no par value per share, to the Vendors of TBM Technologies Inc. for a total consideration of $246,600.

   During the six months ended June 30, 2005, the Company issued 1,366,495* shares of its common stock to the 12% Senior Secured Convertible Debenture holders upon the conversion of $321,900 principal balance and accrued interest.

   On June 27, 2005, the Company repurchased for cancellation 626,384* common shares held by the debenture holders for $123,110, representing approximately a sixty per cent discount to market value.

   * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




   c) Warrants

   For each of the periods presented, the following warrants for the purchase of one common share per warrant (as adjusted for 1:5,000 reverse stock split on June 29, 2005) at the following prices per common share and expiry dates were outstanding:

              Number of warrants*
     June 30, 2005    December 31, 2004          Exercise price     Expiry date
                                                      per share
   ---------------- -------------------- ----------------------- --------------

                --                   --              $16,200.00           2004
                --                  195           $16,250.00 to           2005
                                                     $18,550.00
                56                   56              $12,300.00           2005
                56                   88  $3,150.00 to $5,000.00           2005
                20                   20               $7,500.00           2006
               213                  213               $2,750.00           2006
                --                1,200                 $400.00           2007
               124                  924                 $200.00           2009
             2,400                5,257                  $87.50           2009
                --                   --                   $3.75           2009
                --                   --                   $2.00           2009
               229                  229                   $1.25           2009
             1,714                4,286                  $87.50           2010
             2,857                2,857                  $43.75           2010
            13,333               33,333                   $3.75           2010
                --                   --                   $2.00           2010
             9,083                9,083                   $1.25           2010
                --               33,449                   $1.00           2010
                --               50,000                   $2.00           2011
                --               51,429                   $1.40           2011
            47,388              375,388                   $1.25           2011
            62,500            1,243,382                   $1.00           2011
         1,050,000                   --                   $0.55           2011
         1,050,000                   --                   $0.60           2011
   ---------------- -------------------- ----------------------- --------------

         2,239,973            1,811,389
   ---------------- -------------------- ----------------------- --------------

   A summary of changes to number of issued warrants is as follows:

   Outstanding at December 31, 2004                        1,811,389
   Issued                                                  2,100,000
   Cancelled                                              (1,671,189)
   Exercised                                                   --
   Expired                                                      (227)
                                                          -----------
   Outstanding at March 31, 2005                           2,239,973*
                                                          ------------


   On January 8, 2004, the Company issued 286* warrants to holders of the 12% Senior Secured Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at a purchase price of $87.50 per share. On April 7, 2004 all of these warrants were repriced from $87.50 to $2.00 per share.

   On March 25, 2004, the Company issued 184,800* warrants to Bristol Investment Fund, Ltd. which are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $2.09 per share. On June 18, 2004, all of these warrants were repriced from $2.09 to $1.25 per share. On November 12, 2004, 168,000 of these warrants were repriced from $1.25 to $1.00 per share.

   On March 29, 2004 the Company issued 50,000* warrants to Tazbaz Holdings Limited, which are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $2.00 per share.

   On May 20, 2004 and June 18, 2004, the Company issued 336,471* warrants to Bristol Investment Fund, Ltd. which are exercisable at any time and in any amount for a period of seven years from closing at a purchase price of $1.25 per share. On November 12, 2004, 305,882* of these warrants were repriced from $1.25 to $1.00 per share.

   On May 24, 2004 and June 18, 2004, the Company issued 231,429* warrants to Tazbaz Holdings Limited which are exercisable at any time and in any amount for a period of seven years from closing at purchase prices of $1.40 and $1.25 per share, respectively.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



   On November 12, 2004, the Company issued 937,500* warrants to holders of the Original Discount Convertible Debentures which are exercisable at any time and in any amount for seven years from the date of closing at a purchase price of $1.00 per share.

   On June 27, 2005, a total of 1,671,189* warrants held by the debenture holders were cancelled in consideration of payment in full of the principal balance owing of $1,162,700.

   On June 27, 2005 the Company issued Laurus Master Fund, Ltd. warrants to purchase up to 2,100,000* shares of its common stock with 1,050,000* at an exercise price of $0.55 per share and 1,050,000* at an exercise price of $0.60 per share. The warrants are exercisable at any time and in any amount for six years from the date of closing.

   * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005


   d) Stock Options

   The Company's Board of Directors and shareholders have approved the adoption of the 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option Plan and 2005 Stock Option Plan, pursuant to which an aggregate of 1,622,006* options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company

   The plans are administrated by the Compensation Committee of the Board of Directors, which determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of common stock to be issued upon the exercise of the options and the option exercise price. The plans are effective for a period of ten years.

   Options granted to employees under the plans generally require a three-year vesting period, and shall be at an exercise price that may not be less than the fair market value of the common stock on the date of the grant. Options are non-transferable and if a participant ceases affiliation with the Company by reason of death, permanent disability or retirement at or after age 65, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant 90 days to exercise the option, except for termination for cause, which results in immediate termination of the option.

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

   On June 27, 2005, the Company issued Laurus Master Fund, Ltd. an option to purchase up to 379,572* shares of its common stock, no par value per share, at an exercise price of $.0001 per share. The options are exercisable at any time and in any amount for a period of ten years from the date of issuance.

   * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)





15. DEFERRED INCOME TAXES AND INCOME TAXES

   a) Deferred Income Taxes

   The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:

                                                      JUNE 30, 2005      DECEMBER 31, 2004
                                                      -------------      -----------------
                                                                  $                      $

   Losses available to offset future income taxes         4,671,000              4,678,000
   Share and debt issue costs                               440,000                357,000
   Property and equipment                                   874,000                877,000
                                                            -------                -------
                                                          5,985,000              5,912,000

   Less:  valuation allowance                             5,985,000              5,912,000
                                                          ---------              ---------
                                                                 --                     --


   b)     Current Income Taxes

            Current income taxes consist of:
                                                      JUNE 30, 2005      DECEMBER 31, 2004
                                                      -------------      -----------------
                                                                  $                      $
   Amounts calculated at Federal and Provincial           (365,508)            (1,503,170)
                                                          ---------            -----------
   statutory rates

   Permanent differences                                    363,191                763,040
   Valuation allowance                                       73,259                758,000
                                                             ------                -------
                                                            436,450              1,521,040
                                                            -------              ---------

   Current income taxes                                      70,942                 17,870
                                                             ======                 ======


   Issue expenses totaling approximately $1,090,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, which are available to be carried forward for seven years for losses up to and including 2003 and for ten years commencing in 2004 from the year the loss is incurred. The Company has not reflected the benefit of utilizing non-capital losses totaling approximately $11,700,000 nor a capital loss totaling $750,000 in the future as a deferred tax asset as at June 30, 2005. As at the completion of the June 30, 2005 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.



16. COMPREHENSIVE INCOME (LOSS)

                                                SIX MONTHS ENDED            YEAR ENDED
                                                   JUNE 30, 2005     DECEMBER 31, 2004
                                                   -------------     -----------------
                                                               $                     $
   Net loss                                            (965,617)           (4,205,224)
   Other comprehensive loss
      Foreign currency translation adjustments           (9,544)              (10,724)
                                                         -------              --------

   Comprehensive income (loss)                         (975,161)           (4,215,948)
                                                       =========           ===========



   The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




17. DISCONTINUED OPERATIONS

   Effective March 8, 2002, the Company sold its technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in the Company's technology division, including the employees of TidalBeach Inc. The Company will not have future revenues from either its Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. There was no technology revenue for the three and six months ended June 30, 2005 and 2004. The net loss for the three and six months ended June 30, 2005 was $40 and $4,600 compared to $1,300 and $2,700 in 2004.

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

   There was no training revenue for the three and six months ended June 30, 2005 and 2004. There were no losses from the training division for the three and six months ended June 30, 2005 compared to a net loss of $13,000 and $24,000, respectively, in 2004.

   Effective June 27, 2003, the Company signed an agreement with Brainhunter.com Ltd., an Ontario company, for the purchase of certain assets of the Toronto IT recruitment division for a nominal amount of cash and the assumption of all employee liabilities. The gain on disposal of $190,627 has been reflected in the Income (loss) from discontinued operations in 2003. Of the $190,627, $146,627 was received in cash on closing with the balance of $44,000 due in a promissory note payable by June 27, 2004. On June 8, 2005, the Company collected approximately $40,000 on the promissory note and forgave the balance. As a result of this transaction, the Company will not have future revenues from its IT recruitment division and therefore the operations have been reported as discontinued.

   There was no IT recruitment revenue for the three and six months ended June 30, 2005 and 2004. Net income from the IT recruitment division for the three and six months ended June 30, 2005 was $24,000 reflecting a tax credit collected in the second quarter. There was no net income attributable to the IT recruitment division for the three and six months ended June 30, 2004.

   The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc. and the IT recruitment division:

                                     Three Months Ended June 30,      Six Months Ended June 30,
                                             2005           2004           2005            2004
                                             ----           ----           ----            ----
                                                               $                              $

   Revenues                                    --             --             --              --
                                               --             --             --              --

   Income (loss) from operations
   before income taxes                       (86)       (14,319)           (86)        (26,723)

   Provision for Income Taxes            (23,779)             --       (19,182)             300

   Income (loss) from discontinued
   operations                              23,693       (14,319)         19,096        (27,023)
                                           ======       ========         ======        ========


THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




18. SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   The Company issued common shares and warrants for the following:

                                         SIX MONTHS ENDED         YEAR ENDED
                                            JUNE 30, 2005  DECEMBER 31, 2004
                                            -------------  -----------------
                                                        $                  $
   Services rendered                                   --            175,336
   Accounts payable                                    --                 --
                                                       --                 --
                                                       --            175,336
                                                       ==            =======


19. SEGMENTED INFORMATION

   a) Sales by Geographic Area
                                        Three Months Ended June 30,     Six Months Ended June 30,
                                             2005              2004           2005           2004
                                             ----              ----           ----           ----
                                                $                 $              $              $

   Canada                                 677,360           122,339        974,004        345,177
   United States of America             2,926,510         3,202,845      6,232,805      6,036,708
                                        ---------         ---------      ---------  --  ---------

                                        3,603,870         3,325,184      7,206,809      6,381,885
                                        =========         =========      =========      =========


   b) Net Income (Loss) by Geographic Area
                                        Three Months Ended June 30,     Six Months Ended June 30,
                                             2005              2004           2005           2004
                                             ----              ----           ----           ----
                                                $                 $              $              $

   Canada                             (1,040,024)       (1,404,561)    (1,718,121)    (2,392,768)
   United States of America               219,495           569,173        752,504        765,150
                                          -------           -------        -------        -------

                                        (820,529)         (835,388)      (965,617)    (1,627,618)
                                        =========         =========      =========    ===========



   c)   Identifiable Assets by Geographic Area
                                                      JUNE 30, 2005             DECEMBER 31, 2004
                                                      -------------             -----------------
                                                                  $                             $

   Canada                                                 1,428,171                       499,483
   United States of America                               6,963,533                     6,316,851
                                                          ---------                     ---------

                                                          8,391,704                     6,816,334
                                                          =========                     =========



    d) Revenue and Gross Profit by Operating Segment

                                        Three Months Ended June 30,     Six Months Ended June 30,
                                             2005              2004           2005           2004
                                             ----              ----           ----           ----
                                                $                 $              $              $
   Revenue
     Tech Pubs and Engineering          3,575,010         3,275,178      7,149,569      6,248,100

   Gross Profit
     Tech Pubs and Engineering          1,060,855         1,261,296      2,326,570      2,246,624


   No other segment represents 10% of the Company's revenues, operating losses or total assets.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)





   e) Revenues from Major Customers and Concentration of Credit Risk

   The consolidated entity had the following revenues from major customers:

   For the three and six months ended June 30, 2005, one customer had sales of $905,070 and $2,290,288, respectively, representing approximately 25% and 32%, respectively, of total revenue.

   For the three and six months ended June 30, 2004, one customer had sales of $1,247,344 and $1,957,453, respectively, representing approximately 38% and 31%, respectively, of total revenue.

   f) Purchases from Major Suppliers

   There were no significant purchases from major suppliers.



20. EARNINGS PER SHARE

   The Company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of operations, of both basic and diluted earnings per share.

                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                      2005           2004           2005            2004
                                                      ----           ----           ----            ----
                                                         $              $              $               $
   NUMERATOR
   Net loss from continuing operations           (844,222)      (821,069)      (984,713)     (1,600,595)

   Income (loss) from discontinued                  23,693       (14,319)         19,096        (27,023)
                                                    ------       --------         ------        --------
   operations

   Net loss                                      (820,529)      (835,388)      (965,617)     (1,627,618)
                                                 =========      =========      =========     ===========

   DENOMINATOR
   Weighted Average common stock
   outstanding*                                  4,000,971        712,614      3,665,040         698,550
                                                 =========        =======      =========         =======

   Basic and diluted loss per common
   share from continuing operations                 (0.21)         (1.15)         (0.27)          (2.29)
                                                    ======         ======         ======          ======

   Basic and diluted loss per common
   share after discontinued operations              (0.21)         (1.17)         (0.26)          (2.33)
                                                    ======         ======         ======          ======


   Average common stock outstanding*             4,000,971        712,614      3,665,040         698,550
   Average common stock issuable                        --             --             --              --
                                                        --             --             --              --

   Average common stock outstanding
   assuming dilution*                            4,000,971        712,614      3,665,040         698,550
                                                 =========        =======      =========         =======


   The outstanding options and warrants as detailed in note 14 were not included in the computation of the diluted earnings per common share as the effect would be anti-dilutive.

   The earnings per share calculation (basic and diluted) does not include any common stock for common stock payable, as the effect would be anti-dilutive.

   As at June 30, 2005, the Company has issued a total of 3,065,420* shares of its common stock to the convertible debenture holders upon the conversion of $3,862,300 of debentures and accrued interest.

   * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



21. COMMITMENTS AND CONTINGENCIES

   a) Lease Commitments

   Minimum payments under operating leases for premises occupied by the Company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at June 30, 2005, for the next five years are as follows:

                     2005        $158,056
                     2006         171,326
                     2007         171,326
                     2008          87,189
                     2009          45,120
               Thereafter           3,760
                                    -----

                                 $636,777

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

   b) On March 17, 2004, Johnston & Associates, LLC, a South Carolina corporation, filed a statement against the Company with the Superior Court of Justice of Ontario, Canada, Court File No. C-294-04, demanding payment of $60,000 pursuant to a consulting agreement entered into April 2002. The Company intends to defend this claim vigorously. Trial is set to commence September 5, 2005, although the Company is still pursuing settlement discussions with the plaintiff.

   c) The Company is party to various lawsuits arising from the normal course of business and its restructuring activities. No material provision has been recorded in the accounts for possible losses or gains. Should any expenditure be incurred by the Company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.



22. SUBSEQUENT EVENTS

   On July 1, 2005 the Company issued 294,118* shares of its common stock to Declan French in consideration of $100,000 extra compensation as approved by the shareholders at the Annual General Meeting on April 22, 2005. The shares were issued based on the closing price of $0.34 on July 1, 2005. The extra compensation was awarded in consideration of Mr. French's personal guarantees and indemnification of certain of the Company's debts as well as his acceptance of shares in lieu of cash for prior bonuses and debt payments.

   Also, on July 1, 2005, the Company issued 636,363* shares of its common stock to Declan French in consideration of $140,000 in accrued bonuses from the years 2003 and 2004 as per his employment agreement. The shares were issued based on the lowest intraday price of $0.22 on July 1, 2005.

   On July 7, 2005, the Company entered into an agreement with Financial Media Relations, LLC, a California company, for the purpose of developing and implementing a marketing and investor relations program and the provision of business development and strategic advisory services. The term of the agreement is twelve months at a cost of $20,500 on execution and $12,500 per month thereafter. In addition, the Company issued 100,000* shares of common stock, no par value, and warrants to purchase 500,000* shares of common stock exercisable at $0.41 per share and 100,000* shares of common stock exercisable at $1.20 per share. The warrants shall be exercisable for a period of two years, shall vest immediately and be deemed earned upon issuance, and all options shall have "piggyback" registration rights.

   * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



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

   b) Concentration of Credit Risk

   Although the Company had one significant customer representing 32% of total revenue, the Company continues to actively expand its customer base. The Company's revenue is derived from customers of various industries and geographic locations reducing its credit risk. Where exposed to credit risk, the Company mitigates this risk by routinely assessing the financial strength of its customers, establishing billing arrangements and monitoring the collectibility of the account on an ongoing basis.

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



24. COMPARATIVE FIGURES

   Certain figures in the June 30, 2004 financial statements have been reclassified to conform with the basis of presentation used at June 30, 2005.

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

                      STATEMENTS OF OPERATIONS--PERCENTAGES
                                   (UNAUDITED)



                                           THREE MONTHS          SIX MONTHS
                                          ENDED JUNE 30,       ENDED JUNE 30,
                                          --------------      ---------------

                                            2005      2004      2005      2004
                                           -----     -----     -----     -----


REVENUE                                    100 %     100 %     100 %     100 %
                                           -----     -----     -----     -----

COST OF SERVICES                           70 %      62 %      68 %      64 %
                                           -----     -----     -----     -----
GROSS PROFIT                               30 %      38 %      32 %      36 %
                                           -----     -----     -----     -----
EXPENSES
   Administrative                          18 %      17 %      17 %      19 %
   Selling                                 10 %      10 %      10 %      10 %
   Depreciation and amortization            2 %       4 %       2 %       4 %
   Write down of property and equipment     0 %       0 %       0 %       0 %
   Debt forgiveness                        (2)%       0 %      (1)%       0 %
                                           -----     -----     -----     -----

Income (loss) from continuing
operations before interest charges          2 %       7 %       4 %       3 %

  Interest charges                         24 %      31 %      17 %      28 %
                                           -----     -----     -----     -----
Loss from continuing operations
before income taxes                       (22)%     (24)%     (13)%     (25)%

   Income taxes                             2 %      -- %       1 %      -- %
                                           -----     -----     -----     -----
Loss from continuing operations           (24)%     (24)%     (14)%     (25)%

Income (loss) from discontinued
operations                                     1 %       0 %       0 %       0 %

Net Loss                                     (23)%     (24)%     (14)%     (25)%
                                           -----     -----     -----     -----

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

REVENUE
         For the three months ended June 30, 2005, we derived 81% of our revenue in the United States compared to 96% for the three months ended June 30, 2004. The decrease in total revenue derived from the United States is a result of the increase in engineering sales in Canada to $680,000 for the three months ended June 30, 2005 from $120,000 for the three months ended June 30, 2004.

         Our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 99% of total revenue for the three months ended June 30, 2005 compared to 98% for the same period last year. No other operating segment represented more than 10% of our consolidated revenues.

       Consolidated revenues for the three months ended June 30, 2005 increased by $275,000 or 8%, to $3,600,000 as compared to $3,325,000 for the three months ended June 30, 2004. The increase is primarily attributable to the increase in engineering sales in Canada.


COST OF SERVICES
         The cost of services for the three months ended June 30, 2005 increased by $485,000, or 24%, to $2,535,000, as compared to $2,050,000 for the same period in 2004. This increase is partially attributable to the increase in revenue. As a percentage of revenue, the cost of services for the three months ended June 30, increased from 62% in 2004 to 70% in 2005.


GROSS PROFIT
         Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of engineering services include wages, benefits, software training and project expenses. Gross profit for the three months ended June 30, 2005 decreased by $205,000, or 16%, to $1,070,000 compared to
$1,275,000 for the same period in 2004. As a percentage of revenue, gross profit for the three months ended June 30, 2005 was 30% compared to 38% in 2004. The decrease in gross profit can be attributed to the addition of lower margin engineering projects during the second quarter as a means of establishing a new client base, delayed start dates of higher margin defense projects and the increase in lower margin contract placement sales compared to higher margin project sales.

EXPENSES
         Total expenses for the three months ended June 30, 2005 decreased by $60,000, or 6%, to $1,000,000 compared to $1,060,000 for the three months ended June 30, 2004.

ADMINISTRATIVE EXPENSES
         Administrative expenses increased by $75,000 or 13% to $655,000 for the three months ended June 30, 2005 compared to $580,000 for the three months ended June 30, 2004. As a percentage of revenue, administrative expenses increased from 17% for the three months ended June 30, 2004 to 18% for the same period in 2005. This increase is largely attributable to increased administrative salaries and benefits and additional maintenance fees on hardware and software.

SELLING EXPENSES
         Selling expenses decreased by $25,000, or 7%, to $325,000 for the three months ended June 30, 2005 compared to $350,000 for the same period in 2004. This decrease is attributable to the reduction of commissions paid to sales personnel which is driven by gross profit. As a percentage of revenue, selling expenses for the three months ended June 30, 2005 are 10% which is consistent with the same period last year.

DEPRECIATION AND AMORTIZATION
         For the three months ended June 30, 2005, depreciation and amortization expenses decreased by $55,000, or 39%, to $85,000 from $140,000 for the three months ended June 30, 2004. As a percentage of revenue, depreciation and amortization expenses have decreased from 4% for the three months ended June 30, 2004 to 2% for the same period in 2005. This decrease is the result of the declining balance of the our property and equipment.

DEBT FORGIVENESS
         Debt forgiveness for the three months ended June 30, 2005 includes $66,150 of accrued interest on the 12% Senior Secured Convertible Debentures which was forgiven when the principal balance was repaid on June 27, 2005.


INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST CHARGES
         For the three months ended June 30, 2005, income from continuing operations before interest charges decreased by $140,000 or 67% to $70,000 compared to $210,000 for the three months ended June 30, 2004.

INTEREST CHARGES
         For the three months ended June 30, 2005, interest charges decreased by $180,000, or 17%, to $850,000 from $1,030,000 for the three months ended June 30, 2004. This decrease is largely attributable to the reduced interest expense on the beneficial feature recognized on the convertible debentures. Included in the interest charges for the three months ended June 30, 2005 is the write off the unamortized debt discount remaining on the 12% Senior Secured Convertible Debentures in the amount of $729,422. Also included is $2,099 in amortized debt discount and $2,613 in beneficial conversion expense related to the Laurus Convertible Financing Facility. Included in the interest charges for the three months ended June 30, 2004 is $916,229 beneficial conversion expense related to the 12% Senior Secured Convertible Debentures.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
         For the three months ended June 30, 2005, loss from continuing operations before income taxes decreased by $40,000 or 5% to $780,000 compared to $820,000 for the same period in 2004.

INCOME TAXES
         Income tax expense for the three months ended June 30, 2005 increased by $60,000 or 2000% to $63,000 compared to $3,000 for the three months ended June 30, 2004.

LOSS FROM CONTINUING OPERATIONS
         Loss from continuing operations for the three months ended June 30, 2005 increased by $20,000 or 2% to a loss of $840,000 compared to a loss of $820,000 for the three months ended June 30, 2004.

INCOME (LOSS)FROM DISCONTINUED OPERATIONS

         Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the three months ended June 30, 2005 and 2004.

       Effective March 8, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in our technology division, including the employees of TidalBeach Inc. We will not have future revenues from either our Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. There was no technology revenue for the three months ended June 30, 2005 and 2004. The net loss for the three months ended June 30, 2005 was $40 compared to $1,300 for the three months ended June 30, 2004.

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

          There was no training revenue for the three months ended June 30, 2005 and 2004. There were no losses from the training division for the three months ended June 30, 2005 compared to a net loss of $13,000 for the three months ended June 30, 2004.

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

         There was no IT recruitment revenue for the three months ended June 30, 2005 and 2004. Net income from the IT recruitment division for the three months ended June 30, 2005 was $24,000 reflecting a tax credit collected. There was no net income attributable to the IT recruitment division for the three months ended June 30, 2004.


NET LOSS
         For the three months ended June 30, 2005, net loss decreased by $15,000 or 2% to a net loss of $820,000 compared to a net loss of $835,000 for the same period in 2004.



THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2004

REVENUE
         For the six months ended June 30, 2005, we derived 86% of our revenue in the United States compared to 95% for the same period in 2004. The decrease in total revenue derived from the United States is a result of the increase in engineering sales in Canada to $970,000 for the six months ended June 30, 2005 from $340,000 for the three months ended June 30, 2004.

         Our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 99% of total revenue for the six months ended June 30, 2005 compared to 98% for the same period last year. No other operating segment represented more than 10% of our consolidated revenues.

       Consolidated revenues for the six months ended June 30, 2005 increased by $830,000 or 13%, to $7,210,000 as compared to $6,380,000 for the six months ended June 30, 2004. The increase is primarily attributable to the increase in engineering sales in Canada as well as revenue related to the continuing contracts with existing customers in the defense industry, awarded in 2004. As a result of these contracts, one customer had sales of approximately 32% of our consolidated revenues for the six months ended June 30, 2005. The same customer had sales of approximately 31% of our consolidated revenues for the same period last year.

COST OF SERVICES
         The cost of services for the six months ended June 30, 2005 increased by $760,000, or 18%, to $4,870,000, as compared to $4,110,000 for the same period in 2004. This increase is partially attributable to the increase in revenue. As a percentage of revenue, the cost of services for the six months ended June 30, increased from 64% in 2004 to 68% in 2005.

 GROSS PROFIT
         Gross profit for the six months ended June 30, 2005 increased by $70,000, or 3%, to $2,340,000 compared to $2,270,000 for the same period in 2004. This increase is partially attributable to the increase in revenue. As a percentage of revenue however, gross profit for the six months ended June 30, 2005 was 32% compared to 36% in 2004. This decrease can be attributed to the addition of lower margin engineering projects during the second quarter as a means of establishing a new client base, delayed start dates of higher margin defense projects and the increase in lower margin contract placement sales compared to higher margin project sales.

EXPENSES
         Total expenses for the six months ended June 30, 2005 decreased by $50,000, or 2%, to $2,040,000 compared to $2,090,000 for the six months ended June 30, 2004.

ADMINISTRATIVE EXPENSES
         Administrative expenses increased by $90,000 or 7% to $1,240,000 for the six months ended June 30, 2005 compared to $1,150,000 for the six months ended June 30, 2004. As a percentage of revenue, administrative expenses decreased from 19% for the six months ended June 30, 2004 to 17% for the same period in 2005.

SELLING EXPENSES
         Selling expenses increased by $30,000, or 5%, to $690,000 for the six months ended June 30, 2005 compared to $660,000 for the same period in 2004. This increase is attributable to the increase in commissions paid to sales personnel which is driven by gross profit. As a percentage of revenue, selling expenses for the six months ended June 30, 2005 are 10% which is consistent with the same period last year.

DEPRECIATION AND AMORTIZATION
         For the six months ended June 30, 2005, depreciation and amortization expenses decreased by $110,000, or 39%, to $170,000 from $280,000 for the six months ended June 30, 2004. As a percentage of revenue, depreciation and amortization expenses have decreased from 4% for the six months ended June 30, 2004 to 2% for the same period in 2005. This decrease is the result of the declining balance of our property and equipment.

WRITE DOWN OF PROPERTY AND EQUIPMENT
         During the six months ended June 30, 2005, we wrote down property and equipment in the amount of $4,000. The fair value of the impaired asset was generally estimated by discounting the expected future cash flows of the individual assets. Impairment was indicated by adverse change in market prices, current period cash flow losses combined with a history of losses, or a significant change in the manner in which the asset is to be used.

DEBT FORGIVENESS
         Debt forgiveness for the six months ended June 30, 2005 includes $66,150 of accrued interest on the 12% Senior Secured Convertible Debentures which was forgiven when the principal balance was repaid on June 27, 2005.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST CHARGES
         For the six months ended June 30, 2005, income from continuing operations before interest charges increased by $120,000 or 67% to $300,000 compared to $180,000 for the six months ended June 30, 2004.

INTEREST CHARGES
         For the six months ended June 30, 2005, interest charges decreased by $570,000, or 32%, to $1,210,000 from $1,780,000 for the six months ended June
30, 2004. This decrease is largely attributable to the reduced interest expense on the beneficial feature recognized on the convertible debentures. Included in the interest charges for the six months ended June 30, 2005 is the write off the unamortized debt discount remaining on the 12% Senior Secured Convertible Debentures in the amount of $729,422. Also included is $2,099 in amortized debt discount and $2,613 in beneficial conversion expense related to the Laurus Convertible Financing Facility. Included in the interest charges for the six months ended June 30, 2004 is $1,540,440 beneficial conversion expense related to the 12% Senior Secured Convertible Debentures.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
         For the six months ended June 30, 2005, loss from continuing operations before income taxes decreased by $690,000 or 43% to $910,000 compared to $1,600,000 for the same period in 2004.

INCOME TAXES
         Income tax expense for the six months ended June 30, 2005 increased by $65,000 or 1300% to $70,000 compared to $5,000 for the six months ended June 30, 2004.

LOSS FROM CONTINUING OPERATIONS
         Loss from continuing operations for the six months ended June 30, 2005 decreased by $615,000 or 38% to a loss of $985,000 compared to a loss of $1,600,000 for the six months ended June 30, 2004.

INCOME (LOSS)FROM DISCONTINUED OPERATIONS

         Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the six months ended June 30, 2005 and 2004.

       There was no technology revenue for the six months ended June 30, 2005 and 2004. The net loss for the six months ended June 30, 2005 was $4,600 compared to $2,700 for the six months ended June 30, 2004.

       There was no training revenue for the six months ended June 30, 2005 and 2004. There was no loss from the training division for the six months ended June 30, 2005 compared to a loss of $24,000 for the six months ended June 30, 2004.

       There was no IT recruitment revenue or income for the six months ended June 30, 2005 and 2004. Net income for the IT recruitment division for the six months ended June 30, 2005 was $24,000 reflecting a tax credit collected in the second quarter. There was no income attributable to the IT recruitment division for the six months ended June 30, 2004.

NET LOSS
         For the six months ended June 30, 2005, the net loss decreased by $660,000 or 40% to $970,000 compared to a net loss of $1,630,000 for the same period in 2004.



LIQUIDITY AND CAPITAL RESOURCES

         On June 27, 2005, we closed a $3,500,000 convertible financing facility with Laurus Master Fund, Ltd. The facility consists of a revolving line of credit based on 90% of eligible accounts receivable which matures on June 27, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3%. At closing, we received $3,100,000 in proceeds from the facility based on our eligible accounts receivable at that date. The principal outstanding on the secured convertible note is convertible into common stock at a fixed conversion price ranging from 80% to 110% of the average closing price for the previous ten days, subject to certain conditions.

         In connection with the financing, we issued warrants to purchase up to 2,100,000* shares of our common stock with 1,050,000* at an exercise price of $0.55 per share and 1,050,000 at an exercise price of $0.60 per share. The warrants are exercisable at any time and in any amount for six years from the date of closing. We also issued an option to purchase up to 379,572* shares of our common stock, no par value per share, at an exercise price of $.0001 per share. The option is exercisable at any time and in any amount for a period of ten years from the date of issuance.

         The proceeds of $3,100,000 were allocated between the options, warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the options and the warrants in the amount of $766,002. This unamortized debt discount will be amortized over the three year term of the facility. At June 30, 2005, we have amortized $2,099 in debt discount as interest expense.

         The beneficial conversion feature was determined to be $953,739 which was also credited to paid in capital and will be amortized over the three year term of the facility. At June 30, 2005, we have amortized $2,613 in beneficial conversion feature as interest expense.

         With insufficient working capital from operations, the convertible financing facility will be our primary source of cash. At June 30, 2005, the balance on the facility was $2,929,111.

         From the proceeds of the Laurus facilty, we paid down our receivable discount facility with Morrison Financial Services Limited in the amount of $1,073,468. We also paid off the principal balance of the 12% Senior Secured Convertible Debentures in the amount of $1,162,700. The accrued interest of $66,150 was forgiven and a total of 626,384* common shares held by the debenture holders were repurchased for cancellation for $123,110. In addition a total of 1,671,189 warrants held by the debenture holders were cancelled. The unamortized debt discount remaining on the convertible debentures of $729,422 was expensed as interest.

         At June 30, 2005, we had cash of $610,000 and working capital of $540,000. At June 30, 2005, we had a cash flow deficiency from operations of $110,000. At June 30, 2004, we had cash of $770,000 and a working capital deficiency of $960,000. At June 30, 2004, we had a cash flow deficiency from operations of $840,000.

       At June 30, 2005, we had a cash flow deficiency from investing activities of $190,000 related to the purchase of property and equipment. At June 30, 2004, we had a cash flow deficiency from investing activities of $80,000 also related to the purchase of property and equipment.

       At June 30, 2005 we had cash flow from financing activities of $790,000 largely attributable to proceeds from the convertible financing facility with Laurus Master Fund, Ltd. At June 30, 2004, we had cash flow from financing activities of $1,160,000 attributable primarily to proceeds of $1,175,000 from the sale of convertible debentures and $230,000 from the exercise of common stock purchase warrants.

        At June 30, 2005 we had a loan balance of $209,837 with an individual, Terry Lyons. We are required to make monthly payments of $10,000 until the full amount of the note, including interest is paid in full. The loan bears interest at US prime plus 14% per annum and is subordinated to Laurus Master Fund, Ltd.

         At June 30, 2005, we had approximately $45,000 outstanding on various capital leases with various payment terms and interest rates. The average balance on the terms of leases are 12 months and cover primarily the hardware and various software applications required to support our engineering division.

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

         As a result of the acquisition of TBM Technologies Inc., we acquired a revolving line of credit with the Royal Bank of Canada. On April 19, 2005, we paid down the line of credit with the Royal Bank of Canada in the amount of $52,480.

         Effective June 29, 2005, we implemented a one-for-five thousand reverse split of our common stock. At the time of the reverse stock split, each five thousand shares of our issued and outstanding common stock were combined into one share of our common stock. The reverse stock split did not change the number of authorized shares of our common stock. The one-for-five thousand reverse split was approved by our shareholders at our Annual General Meeting held on April 22, 2005, and subsequently approved by our Board of Directors. All common share and per share amounts throughout this quarterly report have been adjusted to give effect to this reverse stock split.

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


RECENT EVENTS

         On July 1, 2005 we issued 294,118* shares of our common stock to Declan French in consideration of $100,000 extra compensation as approved by the shareholders at the Annual General Meeting on April 22, 2005. The shares were issued based on the closing price of $0.34 on July 1, 2005. The extra compensation was awarded in consideration of Mr. French's personal guarantees and indemnification of certain of the Company's debts as well as his acceptance of shares in lieu of cash for prior bonuses and debt payments.

         Also, on July 1, 2005, we issued 636,363* shares of our common stock to Declan French in consideration of $140,000 in accrued bonuses from the years 2003 and 2004 as per his employment agreement. The shares were issued based on the lowest intraday price of $0.22 on July 1, 2005.

         On July 7, 2005, we entered into an agreement with Financial Media Relations, LLC, a California company, for the purpose of developing and implementing a marketing and investor relations program and the provision of business development and strategic advisory services. The term of the agreement is twelve months at a cost of $20,500 on execution and $12,500 per month thereafter. In addition, we issued 100,000* shares of common stock, no par value, and warrants to purchase 500,000* shares of common stock exercisable at $0.41 per share and 100,000* shares of common stock exercisable at $1.20 per share. The warrants shall be exercisable for a period of two years, shall vest immediately and will be deemed earned upon issuance. All options shall have "piggyback" registration rights.

         On June 1, 2005, we received notice that the US Securities and Exchange Commission is reviewing our Form 10-KSB for the fiscal year ended December 31, 2004 and our Form 10-QSB for the quarterly period ended March 31, 2005. Therefore, we may be required to amend this quarterly report to reflect any changes required by the Securities and Exchange Commission.


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

REVENUE RECOGNITION

       We recognize revenue under engineering service contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collection of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time-and-materials, fixed-price and cost-plus contracts.

         We recognize revenue on time-and-materials contracts to the extent of billable rates times hours delivered, plus expenses incurred. For fixed price contracts within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs or upon delivery of specific products or services, as appropriate. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized as earned according to contract terms as the service is provided. We provide our customers with a number of different services that are generally documented through separate negotiated task orders that detail the services to be provided and the compensation for these services. Services rendered under each task order represent an independent earnings process and are not dependent on any other service or product sold. We recognize revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned, which may be fixed or performance-based. We consider fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract, which generally corresponds to the timing of contractual billings. We record provisions for estimated losses on uncompleted contracts in the period in which those losses are identified. We consider performance-based fees under any contract type to be earned only when it can demonstrate satisfaction of a specific performance goal or it receive contractual notification from a customer that the fee has been earned. In all cases, we recognize revenue only when pervasive evidence of an arrangement exists services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured.

         Contract revenue recognition inherently involves estimation. From time to time, facts develop that requires us to revise the total estimated costs or revenues expected. In most cases, these changes relate to changes in the contractual scope of the work, and do not significantly impact the expected profit rate on a contract. We record the cumulative effects of any revisions to the estimated total costs and revenues in the period in which the facts become known.

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


* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by the report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting the officers on a timely basis to material information relating to us (including our wholly owned subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.




                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are party to the following pending legal proceedings:

         On March 17, 2004, Johnston & Associates, LLC, a South Carolina corporation, filed a statement against us with the Superior Court of Justice of Ontario, Canada, Court File No. C-294-04, demanding payment of $60,000 pursuant to a consulting agreement entered into April 2002. We intend to defend this claim vigorously. The trial is set to commence on September 5, 2005, although the Company is still discussing settlement options with the plaintiff.

         We are not party to any other material litigation, pending or otherwise.



ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

            On June 29, 2005, we entered into a security agreement with Laurus Master Fund, Ltd. Pursuant to the agreement, Laurus established a $3.5 million convertible financing facility based on eligible accounts receivable. Financing under the security agreement bears interest at an annual rate equal to the Wall Street Journal prime rate plus 3%. The principal outstanding on the convertible note is convertible into common stock at a fixed conversion price ranging from 80% to 110% of the average closing price of the common stock for the previous 10 days, subject to certain conditions.

        In connection with the transaction, we issued Laurus warrants to purchase up to 1,050,000* shares of common stock at an exercise price of $0.55 per share and 1,050,000 at an exercise price of $0.60 per share. The warrants are exercisable at any time and in any amount for six years from the date of closing. We also issued an option to purchase up to 379,572* shares of its common stock, no par value per share, at an exercise price of $0.0001 per share. The option is exercisable at any time and in any amount for a period of ten years from the date of issuance.

        The offering was made pursuant to the exemption under Section 4(2) of the Securities Act of 1933, as amended.

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


       (i) The following directors were elected to the Board of Directors and received the votes indicated:
                                  Shares In Favor          Shares Withheld
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


ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit 31. Rule 13a-14(a)/15d-14(a) Certifications.
Exhibit 32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.** Exhibit 32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.**

(b) Reports on Form 8-K.

           On July 1, 2005, the Company filed a report on Form 8-K to disclose its transaction with Laurus Master Fund, Ltd.

* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005.

** The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THINKPATH INC.


Dated: August 22, 2005       By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer