Form 10-Q
period 2005-09-30
THINKPATH INC
filed 2005-11-21
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                                       OR

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

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY
          (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT) YES | | NO |X|

          AS OF NOVEMBER 14, 2005 THERE WERE 4,737,535 SHARES OF COMMON
                   STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES | | NO |X|

                                 THINKPATH INC.

               SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                     Page Number

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of September 30, 2005 and
         December 31, 2004...............................................F-1,F-2
         Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004............................F-3
         Interim Consolidated Statements of Changes in Stockholders' Equity
         for the nine months ended September 30, 2005 and the year ended
         December 31, 2004...................................................F-5
         Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004...................................F-6
         Notes to Interim Consolidated Financial Statements........F-7 thru F-26

Item 2.  Management's Discussion and Analysis or Plan of Operation............ 3

Item 3.  Controls and Procedures..............................................16

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........18

Item 3.  Defaults Upon Senior Securities .....................................18

Item 4.  Submission of Matters to a Vote of Security Holders .................18

Item 5.  Other Information ...................................................18

Item 6.  Exhibits and Reports on Form 8-K ....................................19

POTENTIAL MODIFICATIONS TO DISCLOSURE AND ACCOUNTING - we are currently responding to comments provided by the staff of the Securities and Exchange Commission in connection with its review of our financial statements and reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These comments affect our past filings and may affect this filing. The most recent comments relate to our accounting for certain convertible debt that has warrants, options and related registration rights and the application of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." We intend to respond to these comments and have engaged accounting professionals to assist in resolving these issues. Depending on the outcome of our discussions with the Securities and Exchange Commission, we may be required to amend our filings under the Exchange Act.

ITEM 1.  FINANCIAL STATEMENTS


                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2005
                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                     30-SEP-05        31-DEC-04
                                                     ---------        ---------
                                                             $                $
                                     ASSETS

CURRENT ASSETS
      Cash                                             166,242          180,121
      Accounts receivable                            2,755,185        2,243,513
      Prepaid expenses                                 175,342           88,403
                                                     ---------        ---------
                                                     3,096,769        2,512,037

PROPERTY AND EQUIPMENT                                 504,733          494,003

GOODWILL                                             3,967,243        3,748,732

OTHER ASSETS                                           339,792           61,562
                                                     ---------        ---------
                                                     7,908,537        6,816,334
                                                     =========        =========

                 The accompanying notes are an integral part of
                these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                       30-SEP-05      31-DEC-04
                                                       ---------      ---------
                                                               $              $

                                  LIABILITIES

CURRENT LIABILITIES
     Receivable Discount Facility                             --        723,995
     Laurus Funds                                      1,386,008             --
     Accounts payable                                  1,192,707      1,257,799
     Current portion of long-term debt                   117,165         85,099
     12% Convertible Debentures                               --        566,653
                                                     -----------    -----------
                                                       2,695,880      2,633,546

LONG-TERM DEBT                                           113,449        182,837
                                                     -----------    -----------
                                                       2,809,329      2,816,383
                                                     ===========    ===========

COMMITMENTS AND CONTINGENCIES (NOTE 21)

                              STOCKHOLDERS' EQUITY

CAPITAL STOCK                                         52,139,370     49,531,299

DEFICIT                                              (45,704,887)   (44,204,935)

ACCUMULATED OTHER COMPREHENSIVE LOSS                  (1,335,275)    (1,326,413)
                                                     -----------    -----------
                                                       5,099,208      3,999,951
                                                     -----------    -----------
                                                       7,908,537      6,816,334
                                                     ===========    ===========

                 The accompanying notes are an integral part of
                these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                     Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                    2005           2004           2005           2004
                                                    ----           ----           ----           ----
                                                       $              $              $              $
REVENUE                                        3,169,632      3,125,899     10,376,441      9,507,784

COST OF SERVICES                               2,253,380      1,981,507      7,119,172      6,089,123
                                             -----------    -----------    -----------    -----------
GROSS PROFIT                                     916,252      1,144,392      3,257,269      3,418,661
                                             -----------    -----------    -----------    -----------

EXPENSES
     Administrative                              605,735        583,840      1,849,888      1,736,566
     Selling                                     490,259        385,902      1,183,318      1,045,053
     Depreciation and amortization                94,243        118,683        261,512        399,699
     Write down of property and equipment             --             --          3,851             --
     Debt forgiveness                                 --             --        (66,150)            --
                                             -----------    -----------    -----------    -----------
                                               1,190,237      1,088,425      3,232,479      3,181,318

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INTEREST CHARGES                    (273,985)        55,967         24,790        237,343

     Interest Charges                            235,944      1,064,652      1,448,490      2,842,147
                                             -----------    -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                        (509,929)    (1,008,685)    (1,423,700)    (2,604,804)

     Income Taxes                                 24,406         15,906         95,348         20,382
                                             -----------    -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS                 (534,335)    (1,024,591)    (1,519,048)    (2,625,186)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS            --        (15,141)        19,096        (42,164)

NET LOSS                                        (534,335)    (1,039,732)    (1,499,952)    (2,667,350)
                                             ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK OUTSTANDING
     BASIC AND DILUTED*                        4,677,798      1,120,206      4,243,318        840,128
                                             ===========    ===========    ===========    ===========
LOSS FROM CONTINUING OPERATIONS
     PER WEIGHTED AVERAGE COMMON
     STOCK BASIC AND DILUTED                       (0.11)         (0.91)         (0.36)         (3.12)
                                             ===========    ===========    ===========    ===========

* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

                 The accompanying notes are an integral part of
                these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND THE YEAR ENDED DECEMBER 2004 (AMOUNTS EXPRESSED IN US DOLLARS)

                                                 COMMON                                                      ACCUMULATED
                                                  STOCK          CAPITAL                                        OTHER
                                                NUMBER OF         STOCK                      COMPREHENSIVE  COMPREHENSIVE
                                                 SHARES*         AMOUNTS        DEFICIT         LOSS             LOSS
                                              ---------------------------------------------------------------------------
Balance as of December 31, 2003                    547,448      43,576,292     (39,999,711)                    (1,315,689)
                                              ============    ============    ============                   ============
Net loss for the year                                   --              --      (4,205,224)     (4,205,224)
                                                                                              ------------
Other comprehensive loss, net of tax:
  Foreign currency translation                                                                     (10,724)       (10,724)
                                                                                              ------------
Comprehensive loss                                                                              (4,215,948)
                                                                                              ============
Conversion of 12% senior secured                 1,920,611         379,906              --
convertible debentures

Interest on 12% senior secured convertible         126,984          44,813              --
debentures

Common stock and warrants issued for                50,039         175,336              --
services

Warrants issued for cash                            75,411       1,548,120              --

Beneficial conversion on issuance of                    --       3,806,832              --
convertible debt
                                              ------------    ------------    ------------                   ------------
Balance as of December 31, 2004                  2,720,493      49,531,299     (44,204,935)                    (1,326,413)
                                              ============    ============    ============                   ============
Net loss for the period                                 --              --      (1,499,952)     (1,499,952)

Other comprehensive loss, net of tax:
  Foreign currency translation                                                                      (8,862)        (8,862)
                                                                                              ------------
Comprehensive loss                                                                              (1,508,814)
                                                                                              ============
Common stock repurchased for cancellation         (626,384)       (123,110)

Conversion of 12% senior secured                 1,235,100         133,375              --
convertible debentures

Interest on 12% senior secured convertible         131,395          21,448              --
debentures

Common stock issued for investment                 246,450         246,609              --

Common stock and warrants issued for services      100,000          98,057

Warrants issued for cash                                --         766,002              --

Debt settled through the issuance of common        930,481         240,000
stock

Beneficial conversion on issuance of                    --       1,225,690              --
convertible debt
                                              ------------    ------------    ------------                   ------------
Balance as of September 30, 2005                 4,737,535      52,139,370     (45,704,887)                    (1,335,275)
                                              ============    ============    ============                   ============

* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

                 The accompanying notes are an integral part of
                these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                             2005          2004
                                                             ----          ----
                                                                $             $
Net loss                                               (1,499,952)   (2,667,350)
                                                       ----------    ----------

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization                                              261,512       432,363
Beneficial conversion on issuance of convertible debt     419,583     2,507,880
Interest on 12% senior secured convertible debentures      21,448        29,380
Write off unamortized debt discount                       729,422            --
Write down of property and equipment                        3,851            --
Increase in accounts receivable                          (501,299)     (369,870)
Increase in prepaid expenses                              (89,562)     (109,203)
Decrease in accounts payable                             (110,590)   (1,014,369)
Debt forgiveness                                          (66,150)           --
Accounts payable settled with common stock                240,000            --
Common stock and warrants issued for services              98,057       175,336
                                                       ----------    ----------

Net cash used in operating activities                    (493,680)   (1,015,833)
                                                       ----------    ----------

Purchase of property and equipment                       (211,000)     (173,598)
                                                       ----------    ----------

Net cash used in investing activities                    (211,000)     (173,598)
                                                       ----------    ----------

Repayment of receivable discount facility                (722,331)     (512,269)
Proceeds from convertible financing facility            3,129,006            --
Deferred financing costs incurred                        (230,792)           --
Repayment of notes payable                                     --        (6,444)
Repayment of long-term debt                               (97,624)      (60,442)
Repayment of convertible debt                          (1,162,700)           --
Repurchase of shares for cancellation                    (123,110)           --
Proceeds from issuance of common stock                         --       229,121
Proceeds from issuance of debentures and warrants              --     1,175,000
                                                       ----------    ----------

Net cash provided by financing activities                 792,449       824,966
                                                       ----------    ----------
Effect of foreign currency exchange
     rate changes                                        (101,648)       24,707
                                                       ----------    ----------


Net decrease in cash                                      (13,879)     (339,758)

Cash
      Beginning of period                                 180,121       483,443
                                                       ----------    ----------
      End of period                                       166,242       143,685
                                                       ==========    ==========


Interest paid                                             278,037       304,887
                                                       ==========    ==========
Income taxes paid                                          95,348        15,906
                                                       ==========    ==========

                 The accompanying notes are an integral part of
                these interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

1.    MANAGEMENT'S INTENTIONS AND GOING CONCERN

      Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant recurring operating losses and working capital deficiencies. At September 30, 2005, the Company had a deficit of $45,704,887 and has suffered recurring losses from operations.

      With insufficient working capital from operations, the Company's primary source of cash is a $3,500,000 convertible financing facility with Laurus Master Fund, Ltd. ("Laurus"). At September 30, 2005, the balance on the facility was $2,958,117. The convertible financing facility consists of a revolving line of credit based on 90% of eligible accounts receivable which matures on June 27, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3%. The principal outstanding on the secured convertible note is convertible into common stock at a fixed conversion price ranging from 80% to 110% of the average closing price for the previous ten days, subject to certain conditions.

      As at November 14, 2005, management's plans to mitigate and alleviate its operating losses and working capital deficiencies include:

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

      Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs and will permit payments to certain vendors and interest payments on debt. Despite its negative working capital and deficit, the Company believes that its management has developed a business plan that if successfully implemented could substantially improve the Company's operational results and financial condition. However, the Company can give no assurances that its current cash flows from operations, if any, borrowings available under its convertible financing facility with Laurus Master Fund, Ltd., and proceeds from the sale of securities, will be adequate to fund its expected operating and capital needs for the next twelve months. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results, and the closing of new financing, all of which are subject to substantial uncertainties. Cash flows from operations for the next twelve months will be dependent, among other factors, upon the effect of the current economic slowdown on sales, the impact of the restructuring plan and management's ability to implement its business plan. The failure to return to profitability and optimize operating cash flows in the short term, and close alternate financing, could have a material adverse effect on the Company's liquidity position and capital resources.

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

      b) Change of Name

      On June 6, 2001, the Company changed its name from Thinkpath.com Inc. to Thinkpath Inc.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      As at December 31, 2004, Thinkpath completed SFAS No.142 impairment test and concluded that there was no impairment of recorded goodwill, as the fair value of its reporting units exceeded their carrying amount.

      On an ongoing basis, absent any impairment indicators, the Company will perform a goodwill impairment test as of the end of the fourth quarter of every year.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable. SFAS No. 154 requires that changes in depreciation, amortization, or depletion methods for long-lived, non-financial assets must be accounted for as a change in accounting estimate due to a change in accounting principle. By enhancing the consistency of financial information between periods, the requirements of FASB 154 improves financial reporting. FASB 154 replaces APB Opinion No. 20 and FASB 3. FASB 154 carries forward many provisions of Opinion 20 and FASB 3 without change including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. FASB 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

      u) Advertising Costs

      Advertising costs are expensed as incurred.

3.    STOCK OPTION PLANS

                                                                                WEIGHTED AVERAGE
                                                                   OPTIONS*      EXERCISE PRICE
                                                                   --------      --------------

      a) Options outstanding at December 31, 2004                       112
                                                                  =========
         Options forfeited during the period                             --
         Options expired during the period                              (16)         $15,371
         Options granted during the period                          379,572           $.0001
         Options outstanding at September 30, 2005                  379,668
                                                                  =========

         Options exercisable December 31, 2004                          112           $6,100
         Options exercisable September 30, 2005                     379,668           $6,579
         Options available for future grant December 31, 2004         1,562
         Options available for future grant September 30, 2005    1,622,006

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      b) Range of Exercise Prices at September 30, 2005


                                                                 OPTIONS
                                               WEIGHTED      OUTSTANDING                          WEIGHTED
                            OUTSTANDING         AVERAGE          AVERAGE          OPTIONS          AVERAGE
                               OPTIONS*  REMAINING LIFE   Exercise PRICE     EXERCISABLE*   EXERCISE PRICE
     $16,250                          9            0.24          $16,250                9          $16,250
     $3,350 to $3,500                87            0.57           $3,470               87           $3,488
     $0.0001                    379,572            9.75          $0.0001          379,572          $0.0001

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

      c) Pro-forma net income

      At September 30, 2005, the Company has five stock-based employee compensation plans, which are described more fully in Note 14(d). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation. SFAS No.123 was amended by SFAS No. 148 which requires more prominent disclosure of stock based compensation.

                                                    Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                    2005          2004          2005          2004
                                                    ----          ----          ----          ----
                                                       $             $             $             $
      Net loss as reported                      (534,335)   (1,039,732)   (1,499,952)   (2,667,350)
      Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all awards
      net of related tax effects                      --            --            --        (1,895)
                                              ----------    ----------    ----------    ----------

      Pro forma net loss                        (534,335)   (1,039,732)   (1,499,952)   (2,669,245)
                                              ==========    ==========    ==========    ==========

      Loss per share:
      Basic and diluted loss per share, as         (0.11)        (0.93)        (0.35)        (3.17)
                                              ==========    ==========    ==========    ==========
      reported

      Pro forma loss per share                     (0.11)        (0.93)        (0.35)        (3.18)
                                              ==========    ==========    ==========    ==========

      d) Black Scholes Assumptions

      The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                            2005 Grants           2001 Grants
                                            -----------           -----------
      Risk free interest rates                  3.9%                 4.76%

      Volatility                                100%                  100%
      factors
      Weighted average expected               10 years             4.90 years
      life
      Weighted average fair value per          $0.50               $3,700.00
      share
      Expected                                   --                    --
      dividends

      During the nine months ended September 30, 2005, the Company granted Laurus Master Fund, Ltd. an option to purchase up to 379,572* shares of its common stock, no par value per share, at an exercise price of $.0001 per share. The options are exercisable at any time and in any amount for a period of ten years from the date of issuance.

      There have been no other option grants since 2001.

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      The net acquired assets have been valued as follows:

      Current assets                                              $  23,616
      Property and equipment                                         11,240
      Other assets                                                  100,900
      Liabilities assumed                                         (107,667)

      Consideration                                                 246,600
                                                                  ---------

      Goodwill                                                    $ 218,511
                                                                  =========

5.    ACCOUNTS RECEIVABLE

                                                         September 30, 2005         December 31, 2004
                                                         ------------------         -----------------
                                                                          $                         $
      Accounts receivable                                         2,976,343                 2,423,161
      Less: Allowance for doubtful accounts                        (221,158)                 (179,648)
                                                                  ---------                 ---------
                                                                  2,755,185                 2,243,513
                                                                  =========                 =========

      Allowance for doubtful accounts
      Balance, beginning of period                                  179,648                   186,847
      Provision                                                      43,010                    25,738
      Recoveries                                                     (1,500)                  (32,937)
                                                                  ---------                 ---------
      Balance, end of period                                        221,158                   179,648
                                                                  =========                 =========

6.    PROPERTY AND EQUIPMENT

                                                   September 30, 2005               December 31, 2004
                                         ---------------------------------------    -----------------
                                                         ACCUMULATED
                                              COST      AMORTIZATION         NET                  NET
                                                 $                 $           $                    $
      Furniture and equipment              170,085           138,335      31,750               35,245
      Computer equipment and software    3,597,588         3,147,403     450,185              448,773
      Leasehold improvements                57,025            34,227      22,798                9,985
                                         ---------         ---------     -------              -------

                                         3,824,698         3,319,965     504,733              494,003
                                         =========         =========     =======              =======

      Assets under capital lease           258,467           154,062     104,405               90,689
                                         =========         =========     =======              =======

      Amortization of property and equipment for the nine months ended September 30, 2005 amounted to $203,845 including amortization of assets under capital lease of $36,161.

      Amortization of property and equipment for the year ended December 31, 2004 amounted to $568,069 including amortization of assets under capital lease of $51,278.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

7.    GOODWILL

      Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                                                   September 30,   December 31,
                                                                                           2005           2004
                                                                                           ----           ----
                                                                    ACCUMULATED
                                                   ACCUMULATED       IMPAIRMENT
                                        COST      AMORTIZATION           LOSSES             NET            NET
                                           $                 $                $               $              $
                                   ---------------------------------------------------------------------------
      Technical Publications &
      Engineering (CadCam Inc.
      and TBM Technologies Inc.)   5,737,369           535,164        1,234,962       3,967,243      3,748,732
                                   ---------           -------        ---------       ---------      ---------

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

8.    OTHER ASSETS

                                                September 30, 2005     December 31, 2004
                                                ------------------     -----------------
                                                                 $                     $
      Cash surrender value of life insurance                65,580                61,562
      Customer Lists                                        62,603                    --
      Deferred Financing Costs                             211,609                    --
                                                           =======                ======

      Total                                                339,792                61,562
                                                           =======                ======

      Included in Other Assets are deferred financing costs related to the Laurus Convertible Financing Facility to be amortized over three years beginning July 1, 2005. Amortization of other assets amounted to $57,667 for the nine months ended September 30, 2005 and nil for the year ended December 31, 2004.

9.    RECEIVABLE DISCOUNT FACILITY

      i) September 30, 2005

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

11.   CONVERTIBLE DEBENTURE

      During the year ended December 31, 2004, the Company sold $2,050,000 in convertible debentures with 1,740,485* warrants to various investors. The debentures will become due twelve months from the date of issuance at various conversion prices and the warrants are exercisable at any time and in any amount for a period of seven years from closing at various purchase prices as outlined below:


                                                     # of     Original          # of          New
       Date of     Debenture     Conversion      Warrants     Exercise      Warrants     Exercise
      Issuance        Amount          Price       Issued*        Price     Repriced*        Price
      -------------------------------------------------------------------------------------------
        1/8/04       $25,000       $87.50**           286       $87.50           286        $2.00
       3/25/04      $350,000       $87.50**       184,800        $2.09        16,800        $1.25
                                                                             168,000        $1.00
       3/29/04      $100,000       $87.50**        50,000        $2.00            --           --
       5/20/04      $150,000       $87.50**       116,470        $1.25       105,882        $1.00
       5/24/04      $100,000       $87.50**        71,429        $1.40            --           --
       6/18/04      $250,000       $87.50**       220,000        $1.25       200,000        $1.00
       6/18/04      $200,000       $87.50**       160,000        $1.25            --           --
      11/12/04      $875,000       $1.00***       937,500        $1.00            --           --
      -------------------------------------------------------------------------------------------
                  $2,050,000                    1,740,485                    490,968
      ===========================================================================================

      *     Adjusted for reverse split of Company's stock (1:5,000) on June 29,
            2005
      ** Conversion price is the lesser of $87.50 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion.
      *** Conversion price is the lesser of $1.00 or 80% of the average of the three lowest prices on three separate trading days during the twenty-day trading period prior to conversion.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      The proceeds of $3,100,000 received by the Company were allocated between the options, warrants and the debenture without warrants on a pro rata basis. Paid in capital has been credited by the value of the options and the warrants in the amount of $766,002. This unamortized debt discount will be amortized over the three year term of the facility. At September 30, 2005, the Company has amortized $65,758 in debt discount as interest expense.

      The beneficial conversion feature was determined to be $953,739 which was also credited to paid in capital and will be amortized over the three year term of the facility. At September 30, 2005, the Company has amortized $81,874 in beneficial conversion feature as interest expense.

      At September 30, 2005, the balance on the facility was as follows:

      Principal balance                              $2,958,117
      Unamortized Beneficial Conversion Feature        (871,865)
      Unamortized Debt Discount                        (700,244)
                                                     ----------

      Total                                          $1,386,008
                                                     ==========

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

13.   LONG-TERM DEBT

      i) September 30, 2005

      At September 30, 2005, the Company had a loan balance of $189,874 with Terry Lyons with monthly payments of $10,000. The loan bears interest at US prime plus 14%.

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

      a) Included therein:

                                                             September 30, 2005    December 31, 2004
                                                             ------------------    -----------------
                                                                              $                    $
      A loan with T. Lyons payable in monthly payments of
      $10,000 beginning April 5, 2004 and bearing interest
      at US prime plus 14% per annum.  This loan is
      subordinated to Morrison                                          189,874              227,951
      Financial Services Limited

      Various capital leases with various payment
      terms and interest rates                                           40,740               39,985
                                                                         ------               ------
                                                                        230,614              267,936
      Less:  current portion                                            117,165               85,099
                                                                        -------               ------

                                                                        113,449              182,837
                                                                        =======              =======

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

      b) Future principal payments obligations as at September 30, 2005, were as follows:

                 2005           27,593
                 2006          129,344
                 2007           73,677
                 2008               --
                 2009               --
                              --------
                              $230,614
                              ========

      c) Interest expense related to long-term debt was $42,180 for the nine months ended September 30, 2005 and $69,037 for the year ended December 31, 2004.

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

      On July 1, 2005 the Company issued 294,118* shares of its common stock, no par value per share, to Declan French in consideration of $100,000 extra compensation as approved by the shareholders at the Annual General Meeting on April 22, 2005. The shares were issued based on the closing price of $0.34 on July 1, 2005. The extra compensation was awarded in consideration of Mr. French's personal guarantees and indemnification of certain of the Company's debts as well as his acceptance of shares in lieu of cash for prior bonuses and debt payments.

      Also, on July 1, 2005, the Company issued 636,363* shares of its common stock, no par value per share, to Declan French in consideration of $140,000 in accrued bonuses from the years 2003 and 2004 as per his employment agreement. The shares were issued based on the lowest intraday price of $0.22 on July 1, 2005.

      On July 7, 2005, the Company entered into an agreement with Financial Media Relations, LLC, a California company, for the purpose of developing and implementing a marketing and investor relations program and the provision of business development and strategic advisory services. The term of the agreement is twelve months at a cost of $20,500 on execution and $12,500 per month thereafter. In addition, the Company issued 100,000* shares of common stock, no par value per share, and warrants to purchase 500,000* shares of common stock exercisable at $0.41 per share and 100,000* shares of common stock exercisable at $1.20 per share. The warrants shall be exercisable for a period of two years, shall vest immediately and be deemed earned upon issuance, and all warrants shall have "piggyback" registration rights.

      Using the Black Scholes pricing model, the fair value of the warrants was determined to be $57,057 and is included in selling expenses.

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

      c) Warrants

      For each of the periods presented, the following warrants for the purchase of one common share per warrant (as adjusted for 1:5,000 reverse stock split on June 29, 2005) at the following prices per common share and expiry dates were outstanding:

                  Number of warrants*
      September 30, 2005    December 31, 2004     Exercise price per share     Expiry date
      ------------------------------------------------------------------------------------
                      --                   --                   $16,200.00            2004
                      --                  195     $16,250.00 to $18,550.00            2005
                      --                   56                   $12,300.00            2005
                      --                   88       $3,150.00 to $5,000.00            2005
                      20                   20                    $7,500.00            2006
                     213                  213                    $2,750.00            2006
                      --                1,200                      $400.00            2007
                 500,000                   --                        $0.41            2007
                 100,000                   --                        $1.20            2007
                     124                  924                      $200.00            2009
                   2,400                5,257                       $87.50            2009
                      --                   --                        $3.75            2009
                      --                   --                        $2.00            2009
                     229                  229                        $1.25            2009
                   1,714                4,286                       $87.50            2010
                   2,857                2,857                       $43.75            2010
                  13,333               33,333                        $3.75            2010
                      --                   --                        $2.00            2010
                   9,083                9,083                        $1.25            2010
                      --               33,449                        $1.00            2010
                      --               50,000                        $2.00            2011
                      --               51,429                        $1.40            2011
                  47,388              375,388                        $1.25            2011
                  62,500            1,243,382                        $1.00            2011
               1,050,000                   --                        $0.55            2011
               1,050,000                   --                        $0.60            2011
      ------------------------------------------------------------------------------------
               2,839,861            1,811,389
      ------------------------------------------------------------------------------------

      A summary of changes to number of issued warrants is as follows:

      Outstanding at December 31, 2004                        1,811,389
      Issued                                                  2,700,000
      Cancelled                                              (1,671,189)
      Exercised                                                      --
      Expired                                                      (339)
                                                             ----------
      Outstanding at September 30, 2005                       2,839,861*
                                                             ----------

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      As disclosed in Note 14(b), on July 7, 2005, the Company issued warrants to purchase 500,000* shares of common stock exercisable at $0.41 per share and 100,000* shares of common stock exercisable at $1.20 per share to Financial Media Relations LLC. The warrants shall be exercisable for a period of two years, shall vest immediately and be deemed earned upon issuance, and all warrants shall have "piggyback" registration rights.

      Using the Black Scholes pricing model, the fair value of the warrants was determined to be $57,057 and is included in selling expenses.

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

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

15.   DEFERRED INCOME TAXES AND INCOME TAXES

      a) Deferred Income Taxes

      The components of the future tax liability classified by source of temporary differences that gave rise to the benefit are as follows:

                                                         September 30, 2005     December 31, 2004
                                                         ------------------     -----------------
                                                                          $                     $
      Losses available to offset future income taxes              4,983,000             4,678,000
      Share and debt issue costs                                    192,000               357,000
      Property and equipment                                        936,000               877,000
                                                                -----------           -----------
                                                                  6,111,000             5,912,000

      Less: valuation allowance                                   6,111,000             5,912,000
                                                                -----------           -----------
                                                                         --                    --
                                                                ===========           ===========

      b) Current Income Taxes

      Current income taxes consist of:

                                                         September 30, 2005     December 31, 2004
                                                         ------------------     -----------------
                                                                          $                     $
      Amounts calculated at Federal and Provincial
      statutory rates                                              (562,000)           (1,503,170)
                                                                -----------           -----------
      Permanent differences                                         458,000               763,040
      Valuation allowance                                           199,000               758,000
                                                                -----------           -----------
                                                                    657,000             1,521,040

      Current income taxes                                           95,000                17,870
                                                                ===========           ===========

      Issue expenses totaling approximately $1,090,000 may be claimed at the rate of 20% per year until 2005. To the extent that these expenses create a loss, which are available to be carried forward for seven years for losses up to and including 2003 and for ten years commencing in 2004 from the year the loss is incurred. The Company has not reflected the benefit of utilizing non-capital losses totaling approximately $12,400,000 nor a capital loss totaling $750,000 in the future as a deferred tax asset as at September 30, 2005. As at the completion of the September 30, 2005 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.

16.   COMPREHENSIVE INCOME (LOSS)

                                                          Nine Months Ended            Year Ended
                                                         September 30, 2005     December 31, 2004
                                                         ------------------     -----------------
                                                                          $                     $
      Net loss                                                   (1,499,952)           (4,205,224)
      Other comprehensive loss
         Foreign currency translation adjustments                    (8,862)              (10,724)
                                                                -----------           -----------

      Comprehensive income (loss)                                (1,508,814)           (4,215,948)
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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

17.   DISCONTINUED OPERATIONS

      Effective March 8, 2002, the Company sold its technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in the Company's technology division, including the employees of TidalBeach Inc. The Company will not have future revenues from either its Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. There was no technology revenue for the three and nine months ended September 30, 2005 and 2004. The net loss for the three and nine months ended September 30, 2005 was nil and $4,600 compared to $1,200 and $3,900 in 2004.

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

      There was no training revenue for the three and nine months ended September, 2005 and 2004. There were no losses from the training division for the three and nine months ended September 30, 2005 compared to a net loss of $14,000 and $39,000, respectively, in 2004.

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

      There was no IT recruitment revenue for the three and nine months ended September 30, 2005 and 2004. Net income from the IT recruitment division for the three and nine months ended September 30, 2005 was nil and $24,000 reflecting a tax credit collected in the second quarter. There was no net income attributable to the IT recruitment division for the three and nine months ended September 30, 2004.

      The following table presents the revenues, loss from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc. and the IT recruitment division:

                                            Three Months Ended       Nine Months Ended
                                                  September 30,           September 30,
                                               2005       2004        2005        2004
                                               ----       ----        ----        ----
                                                             $                       $
      Revenues                                   --         --          --          --
                                           --------   --------    --------    --------
      Income (loss) from operations
      before income taxes                        --    (14,091)        (86)    (40,814)

      Provision for Income Taxes                 --      1,050     (19,182)      1,350
                                           --------   --------    --------    --------
      Income (loss) from discontinued
      operations                                 --    (15,141)     19,096     (42,164)
                                           ========   ========    ========    ========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

18.   SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      The Company issued common shares and warrants for the following:

                                        Nine Months Ended           Year Ended
                                       September 30, 2005    December 31, 2004
                                       ------------------    -----------------
                                                        $                    $
      Services rendered                            98,057              175,336
      Accounts payable                            240,000                   --
                                                  -------              -------
                                                  338,057              175,336
                                                  =======              =======

19.   SEGMENTED INFORMATION

      a) Sales by Geographic Area


                                                   Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                               2005              2004           2005           2004
                                               ----              ----           ----           ----
                                                  $                 $              $              $
      Canada                                500,706           216,620      1,474,710        561,796
      United States of America            2,668,926         2,909,279      8,901,731      8,945,988
                                          ---------         ---------      ---------      ---------
                                          3,169,632         3,125,899     10,376,441      9,507,784
                                          =========         =========     ==========      =========

      b) Net Income (Loss) by Geographic Area

                                                   Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                               2005              2004           2005           2004
                                               ----              ----           ----           ----
                                                  $                 $              $              $
      Canada                               (563,087)       (1,401,376)    (2,281,208)    (3,794,145)
      United States of America               28,752           361,644        781,256      1,126,795
                                          ---------       -----------    -----------    -----------

                                           (534,335)       (1,039,732)    (1,499,952)    (2,667,350)
                                          =========       ===========    ===========    ===========

      c) Identifiable Assets by Geographic Area

                                       September 30, 2005    December 31, 2004
                                       ------------------    -----------------
                                                        $                    $
      Canada                                    1,287,106              499,483
      United States of America                  6,621,431            6,316,851
                                                ---------            ---------

                                                7,908,537            6,816,334
                                                =========            =========

      d) Revenue and Gross Profit by Operating Segment

                                                   Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                               2005              2004           2005           2004
                                               ----              ----           ----           ----
                                                  $                 $              $              $
      Revenue
        Tech Pubs and Engineering         3,143,232         3,080,571     10,292,801      9,328,681

      Gross Profit
        Tech Pubs and Engineering         2,234,662         1,134,944      7,057,661      3,381,567

      No other segment represents 10% of the Company's revenues, operating losses or total assets.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

      e) Revenues from Major Customers and Concentration of Credit Risk

      The consolidated entity had the following revenues from major customers:

      For the three and nine months ended September 30, 2005, one customer had sales of $806,950 and $3,097,238, respectively, representing approximately 25% and 30%, respectively, of total revenue.

      For the three and nine months ended September 30, 2004, one customer had sales of $1,008,468 and $2,965,921, respectively, representing approximately 32% and 31%, respectively, of total revenue.

      f) Purchases from Major Suppliers

      There were no significant purchases from major suppliers.

20.   EARNINGS PER SHARE

      The Company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of operations, of both basic and diluted earnings per share.

                                                  Three Months Ended           Nine Months Ended
                                                        September 30,               September 30,
                                                  2005          2004          2005          2004
                                                  ----          ----          ----          ----
                                                     $             $             $             $
      NUMERATOR
      Net loss from continuing operations     (534,335)   (1,024,591)   (1,519,048)   (2,625,186)

      Income (loss) from discontinued
      operations                                    --       (15,141)       19,096       (42,164)
                                            ----------    ----------    ----------    ----------
      Net loss                                (534,335)   (1,039,732)   (1,499,952)   (2,667,350)
                                            ==========    ==========    ==========    ==========
      DENOMINATOR
      Weighted Average common stock
      outstanding*                           4,677,798     1,120,206     4,243,318       840,128
                                            ==========    ==========    ==========    ==========
      Basic and diluted loss per common
      share from continuing operations           (0.11)        (0.91)        (0.36)        (3.12)
                                            ==========    ==========    ==========    ==========
      Basic and diluted loss per common
      share after discontinued operations        (0.11)        (0.93)        (0.35)        (3.17)
                                            ==========    ==========    ==========    ==========
      Average common stock outstanding*      4,677,798     1,120,206     4,243,318       840,128
      Average common stock issuable                 --            --            --            --
                                            ----------    ----------    ----------    ----------
      Average common stock outstanding
      assuming dilution*                     4,677,798     1,120,206     4,243,318       840,128
                                            ==========    ==========    ==========    ==========

      The outstanding options and warrants as detailed in note 14 were not included in the computation of the diluted earnings per common share as the effect would be anti-dilutive.

      The earnings per share calculation (basic and diluted) does not include any common stock for common stock payable, as the effect would be anti-dilutive.

      As at September 30, 2005, the Company has issued a total of 3,065,420* shares of its common stock to the convertible debenture holders upon the conversion of $3,862,300 of debentures and accrued interest.

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

21.   COMMITMENTS AND CONTINGENCIES

      a) Lease Commitments

      Minimum payments under operating leases for premises occupied by the Company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at September 30, 2005, for the next five years are as follows:

                     2005         $97,275
                     2006         300,321
                     2007         301,332
                     2008         174,968
                     2009          45,120
               Thereafter           3,760
                                 --------
                                 $922,774
                                 ========

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

      b) On August 25, 2005, the Company reached a settlement with Johnston & Associates, LLC ("J&A"), a South Carolina corporation, of the action commenced at Ontario, Canada as Court File No. C-294-04 against the Company by J&A, in which J&A demanded payment of $60,000 pursuant to a consulting agreement entered into April 2002. In consideration of a monetary payment by the Company of $20,000 and execution of a Mutual Full and Final Release, J&A dismissed the aforementioned action.

      c) The Company is party to various lawsuits arising from the normal course of business and its restructuring activities. No material provision has been recorded in the accounts for possible losses or gains. Should any expenditure be incurred by the Company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

22.   SUBSEQUENT EVENTS

      Subsequent to September 30, 2005, the Company issued a total of 1,460,000 options to its Management and Directors under the 2005 Stock Option Plan which was approved by the Company's shareholders at its Annual General Meeting on April 22, 2005, and subsequently approved by its Board of Directors. The options vest immediately and expire in 2015.

      On November 3, 2005, the Company terminated the service agreement of the vendors of TBM Technologies Inc., acquired on January 17, 2005, for what it believes is a material breach of the agreement by the vendors.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      b) Concentration of Credit Risk

      Although the Company had one significant customer representing 30% of total revenue, the Company continues to actively expand its customer base. The Company's revenue is derived from customers of various industries and geographic locations reducing its credit risk. Where exposed to credit risk, the Company mitigates this risk by routinely assessing the financial strength of its customers, establishing billing arrangements and monitoring the collectibility of the account on an ongoing basis.

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

24.   COMPARATIVE FIGURES

      Certain figures in the September 30, 2004 financial statements have been reclassified to conform with the basis of presentation used at September 30, 2005.

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

PLAN OF OPERATION

      In 2002 we began to focus our efforts on building relationships with customers in high growth industries such as defense and aerospace. We have since been repositioning in growth industries and targeting customers with high growth potential, such as those in defense. We believe we are poised to benefit from the increased demand generated by aerospace and defense-related customers who we expect will increasingly rely on our project engineering design, expertise and technical staffing services. This year we will continue to solidify our relationships to actively increase new business opportunities with existing customers including General Dynamics, Lockheed Martin, Boeing, General Electric, United Defense and TACOM. We intend to continue to grow organically as well as through acquisitions over the next year. Acquisitions will be limited to profitable engineering companies, which must have an immediate accretive impact.

                      STATEMENTS OF OPERATIONS--PERCENTAGES
                                   (UNAUDITED)

                                           THREE MONTHS         NINE MONTHS
                                          ENDED SEPT 30,       ENDED SEPT 30,
                                          --------------      ---------------

                                          2005      2004      2005       2004
                                          ----      ----      ----       ----

REVENUE                                    100%      100%      100%       100%
                                          ----      ----      ----       ----

COST OF SERVICES                            71%       63%       69%        64%
                                          ----      ----      ----       ----
GROSS PROFIT                                29%       37%       31%        36%
                                          ----      ----      ----       ----
EXPENSES
   Administrative                           19%       19%       18%        18%
   Selling                                  16%       12%       12%        11%
   Depreciation and amortization             3%        4%        2%         4%
   Write down of property and equipment      0%        0%        0%         0%
   Debt forgiveness                          0%        0%       (1)%        0%
                                          ----      ----      ----       ----

Income (loss) from continuing
operations before interest charges          (9)%       2%       --%         3%

   Interest charges                          7%       34%       14%        30%
                                          ----      ----      ----       ----
Loss from continuing operations
before income taxes                        (16)%     (32)%     (14)%      (27)%

   Income taxes                              1%        1%        1%        --%
                                          ----      ----      ----       ----
Loss from continuing operations            (17)%     (33)%     (15)%      (27)%

Income (loss) from discontinued
operations                                  --%       (1)%      --%        (1)%

Net Loss                                   (17)%     (34)%     (15)%      (28)%
                                          ----      ----      ----       ----

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUE

      For the three months ended September 30, 2005, we derived 84% of our revenue in the United States compared to 93% for the three months ended September 30, 2004. The decrease in total revenue derived from the United States is a result of the increase in engineering sales in Canada to $500,000 for the three months ended September 30, 2005 from $220,000 for the three months ended September 30, 2004.

      Our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 99% of total revenue which is consistent with the same period last year. No other operating segment represented more than 10% of our consolidated revenues.

      Consolidated revenues for the three months ended September 30, 2005 increased by $45,000 or 1%, to $3,170,000 as compared to $3,125,000 for the three months ended September 30, 2004. The increase is primarily attributable to the increase in engineering sales in Canada.

COST OF SERVICES

      The cost of services for the three months ended September 30, 2005 increased by $270,000, or 14%, to $2,250,000, as compared to $1,980,000 for the same period in 2004. This increase is partially attributable to the increase in revenue. As a percentage of revenue, the cost of services for the three months ended September 30, increased from 63% in 2004 to 71% in 2005.

GROSS PROFIT

      Gross profit is calculated by subtracting all direct costs from net revenue. The direct costs of engineering services include wages, benefits, software training and project expenses. Gross profit for the three months ended September 30, 2005 decreased by $220,000, or 19%, to $920,000 compared to $1,140,000 for the same period in 2004. As a percentage of revenue, gross profit for the three months ended September 30, 2005 was 29% compared to 37% in 2004. The decrease in gross profit can be attributed to the addition of lower margin engineering projects during the second quarter as a means of establishing a new client base, delayed start dates of higher margin defense projects and the increase in lower margin contract placement sales compared to higher margin project sales.

EXPENSES

      Total expenses for the three months ended September 30, 2005 increased by $100,000, or 9%, to $1,190,000 compared to $1,090,000 for the three months ended September 30, 2004.

ADMINISTRATIVE EXPENSES

      Administrative expenses increased by $20,000 or 3% to $605,000 for the three months ended September 30, 2005 compared to $585,000 for the three months ended September 30, 2004. This increase is largely attributable to increased administrative salaries and benefits and additional maintenance fees on hardware and software. As a percentage of revenue, administrative expenses for the three months ended September 30, 2005 was 19% which is consistent with the same period in 2004.

SELLING EXPENSES

      Selling expenses increased by $100,000, or 26%, to $490,000 for the three months ended September 30, 2005 compared to $390,000 for the same period in 2004. This increase is attributable to the costs associated with a comprehensive sales and marketing campaign initiated in September and launched in October 2005 as well as the cost of warrants issued to Financial Media Relations. As a percentage of revenue, selling expenses for the three months ended September 30, 2005 increased to 16% compared to 12% for the same period last year.

DEPRECIATION AND AMORTIZATION

      For the three months ended September 30, 2005, depreciation and amortization expenses decreased by $30,000, or 25%, to $90,000 from $120,000 for the three months ended September 30, 2004. As a percentage of revenue, depreciation and amortization expenses have decreased from 4% for the three months ended September 30, 2004 to 3% for the same period in 2005. This decrease is the result of the declining balance of our property and equipment.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST CHARGES

      For the three months ended September 30, 2005, income (loss) from continuing operations before interest charges decreased by $340,000 or 566% to a loss of $280,000,000 compared to income of $60,000 for the three months ended September 30, 2004.

INTEREST CHARGES

      For the three months ended September 30, 2005, interest charges decreased by $820,000, or 70%, to $240,000 from $1,060,000 for the three months ended September 30, 2004. This decrease is largely attributable to the reduced interest expense on the beneficial feature recognized on convertible debt. Included in the interest charges for the three months ended September 30, 2005 is $64,000 in amortized debt discount and $79,000 in beneficial conversion expense related to the Laurus Convertible Financing Facility. Included in the interest charges for the three months ended September 30, 2004 is $970,000 beneficial conversion expense related to the 12% Senior Secured Convertible Debentures.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

      For the three months ended September 30, 2005, loss from continuing operations before income taxes decreased by $500,000 or 50% to $510,000 compared to $1,010,000 for the same period in 2004. This decrease is largely attributable to the reduction in beneficial conversion expense included in interest charges.

INCOME TAXES

      Income tax expense for the three months ended September 30, 2005 increased by $8,500 or 53% to $24,500 compared to $16,000 for the three months ended September 30, 2004.

LOSS FROM CONTINUING OPERATIONS

      Loss from continuing operations for the three months ended September 30, 2005 decreased by $490,000 or 48% to a loss of $530,000 compared to a loss of $1,020,000 for the three months ended September 30, 2004. This decrease is largely attributable to the reduction in beneficial conversion expense included in interest charges.

INCOME (LOSS)FROM DISCONTINUED OPERATIONS

      Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the three months ended September 30, 2005 and 2004.

      Effective March 8, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in our technology division, including the employees of TidalBeach Inc. We will not have future revenues from either our Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. There was no technology revenue for the three months ended September 30, 2005 and 2004. There was no income (loss) for the three months ended September 30, 2005 compared to a loss of $1,200 for the three months ended September 30, 2004.

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

      There was no training revenue for the three months ended September 30, 2005 and 2004. There was no income (loss) from the training division for the three months ended September 30, 2005 compared to a net loss of $14,000 for the three months ended September 30, 2004.

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

      There was no IT recruitment revenue for the three months ended September 30, 2005 and 2004. There was no net income (loss) from the IT recruitment division for the three months ended September 30, 2005 or 2004.

NET LOSS

For the three months ended September 30, 2005, net loss decreased by $510,000 or 49% to a net loss of $530,000 compared to a net loss of $1,040,000 for the same period in 2004. This decrease is largely attributable to the reduction in beneficial conversion expense included in interest charges.

THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUE

      For the nine months ended September 30, 2005, we derived 86% of our revenue in the United States compared to 94% for the same period in 2004. The decrease in total revenue derived from the United States is a result of the increase in engineering sales in Canada to $1,475,000 for the nine months ended September 30, 2005 from $560,000 for the three months ended September 30, 2004.

      Our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 99% of total revenue for the nine months ended September 30, 2005 compared to 98% for the same period last year. No other operating segment represented more than 10% of our consolidated revenues.

      Consolidated revenues for the nine months ended September 30, 2005 increased by $870,000 or 9%, to $10,380,000 as compared to $9,510,000 for the nine months ended September 30, 2004. The increase is primarily attributable to the increase in engineering sales in Canada as well as revenue related to the continuing contracts with existing customers in the defense industry, awarded in 2004. As a result of these contracts, one customer had sales of approximately 30% of our consolidated revenues for the nine months ended September 30, 2005. The same customer had sales of approximately 31% of our consolidated revenues for the same period last year.

COST OF SERVICES

      The cost of services for the nine months ended September 30, 2005 increased by $1,030,000, or 17%, to $7,120,000, as compared to $6,090,000 for the same period in 2004. This increase is partially attributable to the increase in revenue. As a percentage of revenue, the cost of services for the nine months ended September 30, increased from 64% in 2004 to 69% in 2005.

GROSS PROFIT

      Gross profit for the nine months ended September 30, 2005 decreased by $160,000, or 5%, to $3,260,000 compared to $3,420,000 for the same period in 2004. This decrease can be attributed to the addition of lower margin engineering projects during the second quarter as a means of establishing a new client base, delayed start dates of higher margin defense projects and the increase in lower margin contract placement sales compared to higher margin project sales. As a percentage of revenue, gross profit for the nine months ended September 30, 2005 was 31% compared to 36% in 2004.

EXPENSES

      Total expenses for the nine months ended September 30, 2005 increased by $50,000, to $3,230,000 compared to $3,180,000 for the nine months ended September 30, 2004.

ADMINISTRATIVE EXPENSES

      Administrative expenses increased by $110,000 or 6% to $1,850,000 for the nine months ended September 30, 2005 compared to $1,740,000 for the nine months ended September 30, 2004. As a percentage of revenue, administrative expenses for the nine months ended September 30, 2004 are 18% which is consistent with the same period last year.

SELLING EXPENSES

      Selling expenses increased by $130,000, or 12%, to $1,180,000 for the nine months ended September 30, 2005 compared to $1,045,000 for the same period in 2004. This increase is attributable to the increase in sales personnel salaries as well as marketing and promotional activities including the cost of warrants issued to Financial Media Relations LLC. As a percentage of revenue, selling expenses for the nine months ended September 30, 2005 are 11% which is consistent with the same period last year.

DEPRECIATION AND AMORTIZATION

      For the nine months ended September 30, 2005, depreciation and amortization expenses decreased by $140,000, or 35%, to $260,000 from $400,000 for the nine months ended September 30, 2004. As a percentage of revenue, depreciation and amortization expenses have decreased from 4% for the nine months ended September 30, 2004 to 2% for the same period in 2005. This decrease is the result of the declining balance of our property and equipment.

WRITE DOWN OF PROPERTY AND EQUIPMENT

      During the nine months ended September 30, 2005, we wrote down property and equipment in the amount of $4,000. The fair value of the impaired asset was generally estimated by discounting the expected future cash flows of the individual assets. Impairment was indicated by adverse change in market prices, current period cash flow losses combined with a history of losses, or a significant change in the manner in which the asset is to be used.

DEBT FORGIVENESS

      Debt forgiveness for the nine months ended September 30, 2005 includes $66,150 of accrued interest on the 12% Senior Secured Convertible Debentures which was forgiven when the principal balance was repaid on June 27, 2005.

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST CHARGES

      For the nine months ended September 30, 2005, income from continuing operations before interest charges decreased by $220,000 or 92% to $20,000 compared to $240,000 for the nine months ended September 30, 2004.

INTEREST CHARGES

      For the nine months ended September 30, 2005, interest charges decreased by $1,390,000, or 49%, to $1,450,000 from $2,840,000 for the nine months ended
September 30, 2004. This decrease is largely attributable to the reduced interest expense on the beneficial feature recognized on convertible debt. Included in the interest charges for the nine months ended September 30, 2005 is the write off of the unamortized debt discount remaining on the 12% Senior Secured Convertible Debentures which were repaid in June 2005 in the amount of $729,422. Also included is $65,758 in amortized debt discount and $81,874 in beneficial conversion expense related to the Laurus Convertible Financing Facility. Included in the interest charges for the nine months ended September 30, 2004 is $2,510,000 beneficial conversion expense related to the 12% Senior Secured Convertible Debentures.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

      For the nine months ended September 30, 2005, loss from continuing operations before income taxes decreased by $1,180,000 or 45% to $1,420,000 compared to $2,600,000 for the same period in 2004. This decrease is largely attributable to the reduction in beneficial conversion expense included in interest charges.

INCOME TAXES

      Income tax expense for the nine months ended September 30, 2005 increased by $75,000 or 375% to $95,000 compared to $20,000 for the nine months ended September 30, 2004.

LOSS FROM CONTINUING OPERATIONS

      Loss from continuing operations for the nine months ended September 30, 2005 decreased by $1,110,000 or 42% to a loss of $1,520,000 compared to a loss of $2,630,000 for the nine months ended September 30, 2004. This decrease is largely attributable to the reduction in beneficial conversion expense included in interest charges.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

      Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the nine months ended September 30, 2005 and 2004.

      There was no technology revenue for the nine months ended September 30, 2005 and 2004. The net loss for the nine months ended September 30, 2005 was $4,600 compared to $3,900 for the nine months ended September 30, 2004.

      There was no training revenue for the nine months ended September 30, 2005 and 2004. There was no loss from the training division for the nine months ended September 30, 2005 compared to a loss of $39,000 for the nine months ended September 30, 2004.

      There was no IT recruitment revenue or income for the nine months ended September 30, 2005 and 2004. Net income for the IT recruitment division for the nine months ended September 30, 2005 was $24,000 reflecting a tax credit collected in the second quarter. There was no income attributable to the IT recruitment division for the nine months ended September 30, 2004.

NET LOSS

      For the nine months ended September 30, 2005, the net loss decreased by $1,170,000 or 44% to $1,500,000 compared to a net loss of $2,670,000 for the same period in 2004. This decrease is largely attributable to the reduction in beneficial conversion expense included in interest charges.

LIQUIDITY AND CAPITAL RESOURCES

      With insufficient working capital from operations, our primary source of cash is a convertible financing facility with Laurus Master Fund, Ltd. The facility consists of a revolving line of credit based on 90% of eligible accounts receivable which matures on June 27, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3%. The principal outstanding on the secured convertible note is convertible into common stock at a fixed conversion price ranging from 80% to 110% of the average closing price for the previous ten days, subject to certain conditions. At September 30, 2005, the balance on the facility was $2,958,117. At September 30, 2005, the unamortized beneficial conversion feature was $871,865 which is being amortized over the three year term of the facility. At September 30, 2005, the unamortized debt discount on the Laurus facility was $700,244 which is also being amortized over the three year term of the facility. At September 30, 2005, we have amortized $81,874 in beneficial conversion feature and $65,758 in debt discount as interest expense.

      At September 30, 2005, we had cash of $170,000 and working capital of $400,000. At September 30, 2005, we had a cash flow deficiency from operations of $500,000 largely due to the increase in accounts receivable. At September 30, 2004, we had cash of $140,000 and a working capital deficiency of $940,000. At September 30, 2004, we had a cash flow deficiency from operations of $1,020,000 primarily attributable to a decrease in accounts payable.

      At September 30, 2005, we had a cash flow deficiency from investing activities of $210,000 related to the purchase of property and equipment. At September 30, 2004, we had a cash flow deficiency from investing activities of $170,000 also related to the purchase of property and equipment.

      At September 30, 2005 we had cash flow from financing activities of $790,000 largely attributable to proceeds from the convertible financing facility with Laurus Master Fund, Ltd. At September 30, 2004, we had cash flow from financing activities of $820,000 attributable primarily to proceeds from the sale of convertible debentures and the exercise of common stock purchase warrants.

      At September 30, 2005 we had a loan balance of $190,000 with an individual, Terry Lyons. We are required to make monthly payments of $10,000 until the full amount of the note, including interest is paid in full. The loan bears interest at US prime plus 14% per annum and is subordinated to Laurus Master Fund, Ltd.

      At September 30, 2005, we had approximately $40,000 outstanding on various capital leases with various payment terms and interest rates. The average balance on the terms of leases are 12 months and cover primarily the hardware and various software applications required to support our engineering division.

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

      Despite our recurring losses and negative working capital, we believe that we have developed a business plan that, if successfully implemented, could improve our operational results and financial condition. However, we can give no assurances that our current cash flows from operations, if any, borrowings available under our receivable discount facility, and proceeds from the sale of securities, will be adequate to fund our expected operating and capital needs for the next twelve months. The adequacy of our cash resources over the next twelve months is primarily dependent on our operating results and our ability to raise additional financing, which are subject to substantial uncertainties. Cash flow from operations for the next twelve months will depend, among other things, upon the effect of the current economic slowdown on our sales and management's ability to implement our business plan. The failure to return to profitability and optimize operating cash flow in the short term, and to successfully raise additional financing, could have a material adverse effect on our liquidity position and capital resources, which may force us to curtail our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 with certain exceptions. We do not believe that the adoption of SFAS No. 149 will have a material impact, if any, on our results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement specifies that certain instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after September 30, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. We do not believe that the adoption of SFAS No. 150 will have a material impact, if any, on our results of operations or financial position.

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

      In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable. SFAS No. 154 requires that changes in depreciation, amortization, or depletion methods for long-lived, non-financial assets must be accounted for as a change in accounting estimate due to a change in accounting principle. By enhancing the consistency of financial information between periods, the requirements of FASB 154 improves financial reporting. FASB 154 replaces APB Opinion No. 20 and FASB 3. FASB 154 carries forward many provisions of Opinion 20 and FASB 3 without change including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. FASB 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

RECENT EVENTS

      On June 1, 2005, we received notice that the US Securities and Exchange Commission is reviewing our Form 10-KSB for the fiscal year ended December 31, 2004 and our Form 10-QSB for the quarterly period ended March 31, 2005. On September 28, 2005, we received notice that this review was extended to our Form 10-QSB for the quarterly period ended June 30, 2005. As a result of our ongoing discussions with the Securities and Exchange Commission, we may be required to amend this quarterly report to reflect any changes required.

Subsequent to September 30, 2005, we issued a total of 1,460,000 options to our Management and Directors under the 2005 Stock Option Plan which was approved by our shareholders at our Annual General Meeting on April 22, 2005, and subsequently approved by our Board of Directors. The options vest immediately and expire in 2015.

On November 3, 2005, we terminated the service agreement of the vendors of TBM Technologies Inc., for what we believe is a material breach of the agreement by the vendors.

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

CARRYING VALUE OF GOODWILL AND INTANGIBLE ASSETS

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

* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and recorded within time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily required was required to apply its judgment in evaluating its cost benefit relationship of possible controls and procedures. The Company's certifying officers have concluded that the Company's disclosure controls and procedures were not effective in reaching that level of reasonable assurance.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective. In light of the material weakness described below, which were first discovered by the Chief Executive Officer and the Chief Financial Officer subsequent to the end of the quarter ended June 30, 2005, the Company implemented additional procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes the financial statements presented in this Form 10QSB fairly present, in all material respects, the Company's financial position, results of operations and cash flow for the periods presented; provided, however, it should be noted we are currently responding to comments provided by the staff of the Securities and Exchange Commission in connection with its review of our financial statements and reports filed under the Exchange Act.

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2005, management has identified the following material weaknesses:

      1. As of September 30, 2005, the Company did not have an effective control environment based on criteria established in "Internal Control - Integrated Framework" issued by COSO. The Company failed to design appropriate company wide policies and procedures over the accounting, revenue, treasury and risk management functions and did not uniformly and consistently communicate the importance of internal controls throughout the organization. In addition, the Company's policies and procedures with respect to review and supervision of its accounting operations were not operating effectively in so far as the Company failed to implement the appropriate accounting treatment in connection with two convertible debenture financings engaged in by the Company. This control deficiency, together with the control deficiencies described in point 2 below, indicate that the Company did not maintain an effective control environment. This control deficiency could result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

      2. As of September 30, 2005, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements including personnel with that had the expertise to evaluate the accounting treatment of convertible debentures issued by the Company. In addition, the Company also failed to implement processes to ensure periodic monitoring of its existing internal control activities over financial reporting. Specifically, the Company had a shortage of finance and accounting staff with sufficient depth and skill in the application of U.S. generally accepted accounting principles and individuals in the finance function who did not have the appropriate skills, training and experience to meet the objective that should be expected of these roles.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2005, based on the criteria in Internal Control - Integrated Framework.

Plan for Remediation of Material Weaknesses

At the direction of our board of directors, management has spent and continues to spend a significant amount of time, effort and resources to improve our control environment. Such efforts have included the engagement of the Complex Accounting and Transaction Expertise and the SEC Services Group of Deloitte & Touche, the appointment of David Barnes as a director of the Company who has extensive accounting experience and will serve as the head of our audit committee, the subscription to accounting journals and the attendance of accounting seminars by our personnel. This effort has been undertaken to improve our operational and financial reporting efficiency.

Although we have undertaken steps to prevent further material weaknesses or significant deficiencies in our internal controls, we cannot assure that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that have not previously been identified, or that all the material weaknesses identified in this report will be remediated by December 31, 2005.

Changes in Internal Control over Financial Reporting

Except the procedures implemented to improve our internal controls as described above including the engagement of consultants, the appointment of a director that will serve as the chair of our audit committee, the subscription to accounting journals and the attendance of seminars by accounting personnel, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005, other than as described above, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(b) Changes in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except for the following, the Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

      On August 25, 2005, we reached a settlement with Johnston & Associates, LLC, a South Carolina corporation, of the action commenced at Ontario, Canada, Court File No. C-294-04, against us demanding payment of $60,000 pursuant to a consulting agreement entered into April 2002. In consideration of a monetary payment of $20,000 and execution of a Mutual Full and Final Release, Johnston & Associates dismissed the action against us.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the third quarter 2005, we sold unregistered securities as described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. The purchasers of the securities in such transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. The purchasers of the securities in the transactions below were each experienced investors who were provided information about us and were able to bear the risk of loss of their entire investment.

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

(b) Reports on Form 8-K.

      On October 7, 2005, the Company filed a report on Form 8-K to disclose non-reliance and restatement of previously issued financial statements and the appointment of a new director.

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


Dated: November 21, 2005     By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer