Form 10KSB
period 2005-12-31
THINKPATH INC
filed 2006-04-17
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2005

                        COMMISSION FILE NUMBER 001-14813

                                 THINKPATH INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              ONTARIO, CANADA                      52-209027
      ------------------------------- ------------------------------------
      (JURISDICTION OF INCORPORATION) (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

                           COMMON STOCK, NO PAR VALUE


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO___

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. YES X NO___

THE ISSUER'S REVENUES FOR THE MOST RECENT FISCAL YEAR WERE $13,275,118.

THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING STOCK HELD BY NON-AFFILIATES BASED UPON THE LAST SALE PRICE ON APRIL 13, 2006 WAS APPROXIMATELY $468,928.

AS OF APRIL 14, 2006 THERE WERE 4,738,322 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, ISSUED AND OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT.  YES___ NO X

                                 THINKPATH INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

PART I

Item 1.  Description of Business                                             4-7
Item 2.  Description of Property                                               8
Item 3.  Legal Proceedings                                                     8
Item 4.  Submission of Matters to a Vote of Security Holders                   8

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters           9-10
Item 6.  Management's Discussion and Analysis or Plan of Operation         11-23
Item 4.  Financial Statements                                             F1-F31
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             24
Item 8A. Controls and Procedures                                           24-25
Item 8B. Other Information                                                    25

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                 26-29
Item 10. Executive Compensation                                               29
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Shareholder Matters                                   33-34
Item 12. Certain Relationships and Related Transactions                       34
Item 13. Exhibits                                                          35-37
Item 14. Principal Accountant Fees and Services                               38

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

      The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 13, 2005, the exchange rate was Cdn$0.8113 per US$1.00.

Year ended December 31,            2005                2004
                                 -------             -------

Rate at end of year              $0.8580             $0.8303
Average rate during year          0.8262              0.7701
High                              0.8748              0.8532
Low                               0.7851              0.7138

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Unless otherwise indicated, all reference to "Thinkpath", "us", "our" and "we" refer to Thinkpath Inc. and its wholly-owned subsidiaries: Thinkpath US Inc. (formerly Cad Cam Inc.), an Ohio corporation, Thinkpath Michigan Inc. (formerly Cad Cam of Michigan Inc.), a Michigan corporation and Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.), an Ohio corporation. In addition, Thinkpath owns 100% (unless otherwise noted) of the following companies which are currently inactive: Systemsearch Consulting Services Inc., an Ontario corporation, International Career Specialists Ltd., an Ontario corporation, E-Wink Inc. (80%), a Delaware corporation, Thinkpath Training Inc. (formerly ObjectArts Inc.), an Ontario corporation, Thinkpath Training US Inc. (formerly ObjectArts US Inc.), a New York corporation, MicroTech Professionals Inc., a Massachusetts corporation, and TidalBeach Inc., an Ontario corporation.

HISTORY
We are a global provider of engineering services including design, build, drafting, technical publishing, and documentation, and on-site engineering support. Our customers include defense contractors, aerospace, automotive, health care and manufacturing companies, including Lockheed Martin, General Dynamics, General Electric, General Motors, Ford Motors, Magna, ABB and Hill-Rom Company.

For over 25 years, we have been helping companies achieve success with their design and engineering objectives. With offices and design centers located in the United States and Canada and a partner in India, our team of highly-skilled professionals are well suited to meet our clients project engineering and staff augmentation needs.

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

STRATEGY
We are repositioning in growth industries and targeting customers with high growth potential, such as defense. We are poised to benefit from increased demand generated by aerospace and defense-related customers who will increasingly rely on our project engineering design and technical staffing services. The United States military budget is now over $500 billion and defense programs such as the Future Combat System, Joint Strike Fighter (JSF), the Global Hawk remote piloted vehicle, the Bradley Fighting Vehicle, and the Black Hawk helicopter, have ignited demand. We will continue to solidify our relationships to actively increase new business opportunities with target customers including General Dynamics, Lockheed Martin, Eaton Aerospace, General Electric, Remy, America Inc., United Defense and TACOM. We will continue to grow organically and through acquisitions. Acquisitions will be limited to profitable engineering companies, which must have an immediate accretive impact.

SERVICES

ENGINEERING AND DESIGN SERVICES
We provide the full spectrum of project engineering services. We provide a true end-to-end solution, from concept design and build, drafting to technical publishing and documentation, and on-site engineering support. Our engineering and design services cover every facet of a project from concept to SLA prototyping to a complete turnkey package that delivers a finished, operating system. Our engineers handle the drafting, the detailing and the parametric modeling. We have experienced engineers on staff as well as a pool of skilled consultants whom we can call on to provide internal design services.

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

CAD SERVICES

We offer a full menu of computer-aided design (CAD) services to support manufacturing, architectural, engineering, government, and health care industries. The company can quickly respond to client needs by using its experienced staff and multiple shift operation.

FEA SERVICES

Our Finite Element Analysis (FEA) service offering includes Structural and Mechanical solutions in Linear and Non-Linear (Static and Dynamic) modes. We also provide FEA solutions for Thermal, Vibrational and Fatigue conditions. We provide these services using the latest tools in Computer-Aided Engineering, such as ANSYS and NASTRAN. On assignment for our FEA solutions are our most senior engineers, who have advanced degrees in engineering and vast experience in engineering design and analysis.

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

ON-SITE ENGINEERING SUPPORT

On-site engineering support is one of our core service offerings, and a natural outgrowth of our pioneering work in the computer aided design and drafting field. Initially, the need for on-site support involved both the training of the operators and their placement with manufacturers who needed people with the knowledge to operate the new (and at the time arcane) design software. Gradually the software became more user-friendly, and the basic business model for most large manufacturers demanded a leaner, more flexible staffing paradigm. This has lead to an increased demand for experienced engineers, designers, and draftsmen who are not only proficient using a diverse range of design programs, but who also have the requisite industry knowledge to step in and be immediately productive during periods of peak demand or new product introduction operations.

CUSTOMERS

Our customers are large and high-growth corporations from a wide variety of industries across North America. These customers include Fortune 500 companies and other high-profile companies. The majority of our relationships are long-term built on exceptional service, rigorous quality standards, and highly competitive pricing.

The following is a partial listing of our clients:

      o   General Motors Corporation: 27 years
      o   Cummins, Inc.: 20 years
      o   General Electric Aircraft Engines: 18 years
      o   Hill-Rom, Inc.: 14 years
      o   General Dynamics Corporation: 13 years
      o   Johnson & Johnson (Ethicon and Depuy Groups): 12 years
      o   B/E Aerospace (SPG and AMP Groups): 11 years
      o   Daimler Chrysler Corporation: 11 years
      o   Lockheed Martin Aeronautics Corporation: 9 years
      o   ABB: 3 years
      o   Magna International: 3 years

STRATEGIC PARTNERSHIPS

By developing strategic partnerships with local and international engineering design firms, we have gained a competitive advantage through access to our partner's resources, including markets, technologies, capital and people. This access has enabled us to successfully meet our client's demands while maintaining our gross profit margin and focusing on our core business offerings.

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

EMPLOYEES AND CONSULTANTS

EMPLOYEES

As of December 31, 2005 we had 170 full-time employees, including 17 sales personnel, 18 administrative personnel and 135 engineers and technicians. Our staff at December 31, 2004 consisted of 162 full-time employees, including 13 sales personnel, 15 administrative and 134 engineers and technicians.

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

CONSULTANTS

We enter into consulting agreements with engineering professionals at hourly rates based on each individual's technical skills and experience. As of December 31, 2005, approximately 20 professionals were performing services for our customers. At December 31, 2004, there were 6 professionals placed by us, performing services for our customers.

RECENT EVENTS

On January 3, 2006, the Company executed a Letter of Intent to acquire an engineering services firm located in New Jersey. The purchase price will calculated at five times audited 2005 EBIT of the Seller and will be payable as follows: thirty percent in cash; twenty per cent in a two year subordinated note bearing annual interest at US prime, payable quarterly and guaranteed by the Company; twenty-five per cent in the Company's common shares; and, twenty-five per cent in the Company's preferred shares which will be convertible into common shares. The acquisition is subject to due diligence and the audit of the Seller's 2005 and 2004 financial statements which are currently being performed.

On January 26, 2006, we executed an Overadvance Side Letter with Laurus Master Fund, Inc., whereby Laurus increased the overadvance amount on the revolving note to $1,200,000 ("Second Overadvance"). The second overadvance bears interest at the prime rate as published by the Wall Street Journal plus 2%. The second overadvance expires on July 27, 2006. In the event that the overadvance is not repaid in full by this date, the interest rate will be increased by an additional 1% per month. In consideration of the Second Overadvance, we issued 500,000 additional common stock purchase warrants with an exercise price of $0.01 per share which expire on January 26, 2012.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our headquarters in a 9,500 square foot offices located at 201 Westcreek Boulevard, Brampton, Ontario, Canada. We have leased such facility for a term of five years terminating in May 2008. We pay annual rent of $130,000. We lease additional offices at the following locations:

                                                                  Current Rent
Location                     Square Feet     Lease Expiration        Per Annum
--------                     -----------     ----------------     ------------
Cincinnati, OH (new 05/31/05)      2,720              05/31/08      $   36,000
Columbus, IN(new 04/01/05)         4,750              01/31/10      $   45,125
Dayton, OH (new 12/31/05)          6,421              12/31/10      $   95,352
Detroit, MI (new 09/01/05)        16,173              09/30/08      $   92,995

The lease commitments do not include an operating lease for premises that we are currently sub leasing to the purchaser of the United States training division. Subsequent to the year end, we were notified by the purchaser that they had failed to meet their rent obligations and currently had rent arrears of approximately $80,000. The lessor has filed a claim against us and the purchaser demanding payment of the rent arrears and for the purchaser to vacate the premises immediately. Although we intend to defend this claim vigorously, we may be held liable for the rent arrears plus the balance of the lease which expires August 31, 2006 for an additional amount of $115,000.

The lease commitments do not include an operating lease for premises located in the United States that was closed in the fourth quarter of 2002. We have not made any payments on this lease since the premises were abandoned. We do not intend to make any further payments and the lessor has not tried to enforce payment. We may be liable for a lease balance of $44,597 which expired November 30, 2004.

ITEM 3.  LEGAL PROCEEDINGS

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

On November 3, 2005, the Company terminated the service agreement of the vendors of TBM Technologies Inc., acquired on January 17, 2005, for what it believes is a material breach of the agreement by the vendors. The vendors are seeking termination pay from the Company in the amount of approximately $40,000. The Company intends to defend this claim vigorously and counterclaim for losses suffered as well as jeopardy to its reputation by the actions of the vendors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock began trading on the Nasdaq SmallCap Market on June 8, 1999, when we completed our initial public offering. Our common stock is currently listed on the Over-the-Counter Bulletin Board (OTC:BB) under the symbol "THPHF". Effective June 29, 2005, we implemented a one-for-five thousand reverse split of our common stock. At the time of the reverse stock split, each five thousand shares of our issued and outstanding common stock were combined into one share of our common stock. The reverse stock split did not change our number of authorized shares of common stock. The one-for-five thousand reverse split was approved by our shareholders at our Annual General Meeting on April 22, 2005, and subsequently approved by our Board of Directors. All common share and per share amounts throughout this report have been adjusted to give effect to this reverse stock split. As of December 31, 2005 we had 4,738,322 shares of common stock outstanding on a fully-diluted basis.

The following table sets forth the high and low sale prices for our common stock as reported on the OTC:BB during the current year to date and the years ended December 31, 2005 and 2004.

                                                     HIGH          LOW
                                                    ------        ------
Fiscal 2006
First Quarter                                       $ 0.29        $ 0.16
Second Quarter (through April 13, 2005)
                                                    $ 0.25        $ 0.18

Fiscal 2005

First Quarter                                       $ 1.00        $ 0.05
Second Quarter                                      $ 1.00        $ 0.05
Third Quarter                                       $ 0.60        $ 0.26
Fourth Quarter                                      $ 0.49        $ 0.22

Fiscal 2004

First Quarter                                       $ 13.5        $ 4.00
Second Quarter                                      $55.00        $ 2.00
Third Quarter                                       $ 3.00        $ 0.50
Fourth Quarter                                      $ 5.00        $ 0.50

As of April 14, 2006, we had 175 holders of record.

On April 14, 2006, the last sale price of our common stock as reported on the OTC:BB was $0.20.

The source of these high and low prices is the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, board market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

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

PLAN OF OPERATION

At the end of 2002 we began to focus our efforts on building relationships with customers in high growth industries such as defense and aerospace. We have since been repositioning in growth industries and targeting customers with high growth potential, such as those in defense. We are poised to benefit from the increased demand generated by aerospace and defense-related customers who will increasingly rely on our project engineering design expertise and technical staffing services. We will continue to solidify our relationships to actively increase new business opportunities with existing customers including General Dynamics, Lockheed Martin, General Electric, Remy, America Inc., and Eaton Aerospace. We will continue to grow organically and through acquisitions. Acquisitions will be limited to profitable engineering companies, which must have an immediate accretive impact.

                      STATEMENTS OF OPERATIONS--PERCENTAGES
                         FOR THE YEAR ENDED DECEMBER 31,

                                                             2005      2004
                                                            ------    ------
                                                                 %         %
REVENUE                                                        100       100

COST OF SERVICES                                                68        64
                                                            ------    ------
GROSS PROFIT                                                    32        36
EXPENSES
  ADMINISTRATIVE                                                20        24
  SELLING                                                       11        11
  DEPRECIATION AND AMORTIZATION                                  3         4

  WRITE DOWN OF GOODWILL                                        11        --
  WRITE DOWN OF OTHER ASSETS                                    --        --
  WRITE DOWN OF PROPERTY AND EQUIPMENT                          --         2
  FINANCING COSTS                                               (3)       --
  DEBT FORGIVENESS                                              --        (9)
                                                            ------    ------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       (10)        4
  LOSS ON INVESTMENT                                            --        (4)
                                                            ------    ------
LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST CHARGES
AND INCOME TAXES                                               (10)       --

  INTEREST CHARGES                                              10        16
                                                            ------    ------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES            (20)      (16)

INCOME TAXES                                                     1        --
                                                            ------    ------

LOSS FROM CONTINUING OPERATIONS                                (21)      (16)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                      --        (2)
                                                            ------    ------

NET LOSS                                                       (21)      (18)
                                                            ======    ======

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

REVENUE
For the year ended December 31, 2005, we derived 87% of our revenue in the United States compared to 93% for the year ended December 31, 2004. This increase is a result of our focus on expanding our engineering service offerings in Ontario, Canada and the increase in sales from this location of $900,000 or 101% from $890,000 for the year ended December 31, 2004 to $1,790,000 for the year ended December 31, 2005.

For the year ended December 31, 2005, our primary source of revenue was engineering services including engineering design and build, technical publications and documentation and on-site engineering support. Engineering services represented 99% of total revenue compared to 98% for the year ended December 31, 2004. Revenue from engineering services for the year ended December 31, 2004 was $13,170,000 representing an increase of $770,000 or 6% from $12,400,000 for the year ended December 31, 2004. This increase is attributable to the increase in engineering sales in Canada.

Our engineering services include the complete planning, staffing, development, design, implementation and testing of a project. It can also involve enterprise-level planning and project anticipation. Our specialized engineering services include: design, build and drafting, technical publications and documentation. We outsource our technical publications and engineering services on both a time and materials and project basis. Customers we provide engineering services to include General Dynamics, General Electric, General Motors, Lockheed Martin, Cummins Engines, ABB, Eaton Aerospace, Remy, America Inc., Toyota, Atlas Copco and Comdev Space Group.

No other operating segment represented more than 10% of our consolidated revenues.

Consolidated revenues for the year ended December 31, 2005 increased by $660,000 or 5%, to $13,280,000 as compared to $12,620,000 for the year ended December 31, 2004. The increase is primarily attributable to the increase in engineering sales in Canada.

COSTS OF SERVICES

Costs of services for the year ended December 31, 2005 increased by $910,000 or 11% to $9,050,000 compared to $8,140,000 for the year ended December 31, 2004. The direct costs of engineering services include wages, benefits, software training and project expenses. This increase is partially attributable to the increase in revenue. As a percentage of revenue, the cost of services for the year ended December 31, increased from 64% in 2004 to 68% in 2005.

GROSS PROFIT

Gross profit is calculated by subtracting all direct costs from net revenue. Gross profit for the year ended December 31, 2005 decreased by $270,000, or 6%, to $4,220,000 compared to $4,490,000 for the year ended December 31, 2004. As a percentage of revenue, gross profit for the year ended December 31, 2005 was 32% compared to 36% in 2004. The decrease in gross profit can be attributed to the addition of lower margin engineering projects during the second half of the year as a means of establishing a new client base, delayed start dates of higher margin defense projects and the increase in lower margin contract placement sales compared to higher margin project sales.

EXPENSES

Total expenses for the year ended December 31, 2005 increased by $1,500,000, or 37%, to $5,550,000 compared to $4,050,000 for the year ended December 31, 2004.

ADMINISTRATIVE EXPENSES

Administrative expenses decreased by $370,000 or 12% to $2,620,000 for the year ended December 31, 2005 compared to $2,990,000 for the year ended December 31, 2004. This decrease in administrative expenses is attributed to reductions in professional fees and technology fees. As a percentage of revenue, administrative expenses for the year ended December 31, 2005 was 20% compared to 24% in 2004.

SELLING EXPENSES

Selling expenses increased by $150,000, or 11%, to $1,560,000 for the year ended December 31, 2005 compared to $1,410,000 for the year ended December 31, 2004. This increase is attributable to the comprehensive sales and marketing campaign initiated in September and launched in October 2005 as well as the cost of warrants and shares issued to Financial Media Relations in consideration of marketing, business development and strategic advisory services. As a percentage of revenue, selling expenses for the year ended December 31, 2005 was 11% which is consistent with 2004.

DEPRECIATION AND AMORTIZATION

For the year ended December 31, 2005, depreciation and amortization expenses decreased by $150,000, or 29%, to $370,000 from $520,000 for the year ended December 31, 2004. This decrease is the result of the declining balance of our property and equipment. As a percentage of revenue, depreciation and amortization expenses have decreased from 4% for the year ended December 31, 2004 to 3% in 2005.

WRITE DOWN OF GOODWILL

At December 31, 2005, we performed our annual impairment test for goodwill by first comparing the carrying value of the net assets to the fair value of the Technical Publications and Engineering unit. The fair value was determined to be less than the carrying value, and therefore a second step was performed to compute the amount of the impairment. In this process, a fair value for goodwill was estimated, based in part on the fair value of the operations, and was compared to its carrying value. The shortfall of the fair value below carrying value was $1,241,180 which represents the amount of goodwill impairment. During the fourth quarter 2005, conditions were present that clearly indicated an impairment of the goodwill of TBM Technologies Inc., including adverse changes in legal factors and business climate as well as the projection of continued cash flow losses. As a result of these conditions, the full amount of goodwill of $218,511 was written off. At December 31, 2004 we performed our annual impairment test for goodwill and determined that no adjustment to the carrying value of goodwill was needed.

WRITE DOWN OF OTHER ASSETS

At December 31, 2005, we wrote off the balance of unamortized customer in the amount of $53,799 lists acquired with the TBM acquisition on January 17, 2005 for impairment. At December 31, 2004 we tested our other assets for impairment and determined that no adjustment to carrying values was needed.

WRITE DOWN OF PROPERTY AND EQUIPMENT

At December 31, 2005, we wrote down property and equipment in the amount of $3,851. The fair value of the impaired asset was generally estimated by discounting the expected future cash flows of the individual assets. Impairment was indicated by adverse change in market prices, current period cash flow losses combined with a history of losses, or a significant change in the manner in which the asset is to be used. At December 31, 2004 we wrote down property and equipment in the amount of $268,558 for impairment.

FINANCING COSTS

During the year ended December 31, 2005, we amortized $275,135 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. debt instruments. At the end of each quarter, the fair value of the derivates and embedded derivatives were marked-to-market with a total of $723,008 credited to financing costs during the year. There were no financing costs during the year ended December 31, 2004.

DEBT FORGIVENESS

At December 31, 2005, we recognized debt forgiveness of approximately $65,000 related to accrued interest on the 12% Senior Secured Convertible Debentures which was forgiven when the principal balance was repaid on June 27, 2005. At December 31, 2004, we recognized debt forgiveness of approximately $1,140,000 related to debt forgiveness on the settlement of an outstanding legal claim of $470,000 in consideration of payment of approximately $261,000 and settlement of our notes payable totaling $670,000 in consideration of payments totaling approximately $235,000.

INCOME (LOSS) FROM CONTINUING OPERATIONS

For the year ended December 31, 2005, loss from continuing operations increased by $1,760,000 or 409% to a loss of $1,330,000 compared to income of $430,000 for the year ended December 31, 2004.

LOSS ON INVESTMENTS

At December 31, 2004, we wrote off our investment in Digital Cement of $45,000 as it was determined that we did not fulfill certain obligations required of us as part of an agreement with Digital Cement and the ownership of our shares were transferred back to Digital Cement. At December 31, 2004, we also wrote off our investment in Conexys of $1. Cumulative adjustments to market value previously recorded to comprehensive income in the amount of $385,000 were recorded as losses at December 31, 2004.

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST CHARGES AND INCOME TAXES

For the year ended December 31, 2005, loss from continuing operations before interest charges and income taxes increased to a loss of $1,330,000 from a loss of $1,000 for the year ended December 31, 2004.

INTEREST CHARGES

For the year ended December 31, 2005, interest charges decreased by $570,000, or 29%, to $1,390,000 from $1,960,000 for the year ended December 31, 2004. This decrease is largely attributable to the reduced interest expense on the beneficial feature recognized on convertible debt. Included in the interest charges for the year ended December 31, 2005 is $475,000 in beneficial conversion expense, $20,000 in interest paid to the convertible debenture holders in shares on conversion, $505,000 related to the write off of the unamortized debt discount remaining on the 12% Senior Secured Convertible Debentures which were repaid in June 2005. Also included in interest charges for the year ended December 31, 2005 is interest of $390,000 paid on the revolving convertible note balance and overadvance with Laurus Master Fund, Ltd. as well as various loans and leases. Included in the interest charges for the year ended December 31, 2004 is $1,390,000 in beneficial conversion expense, $175,000 on original issuance discount, and $40,000 in interest paid to the convertible debenture holders in share on conversion. Also included in interest charges for the year ended December 31, 2004 is interest of $355,000 paid on the receivable discount facility with Morrison Financial Services Limited as well as various loans and leases.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

For the year ended December 31, 2005, loss from continuing operations before income taxes increased by $760,000 or 39% to a loss of $2,720,000 compared to a loss of $1,960,000 in 2004.

INCOME TAXES

Income tax expense for the year ended December 31, 2005 increased by $120,000 or 600% to $140,000 compared to $20,000 for the year ended December 31, 2004.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations for the year ended December 31, 2005 increased by $880,000 or 44% to a loss of $2,860,000 compared to a loss of $1,980,000 for the year ended December 31, 2004.

INCOME (LOSS)FROM DISCONTINUED OPERATIONS

Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the years ended December 31, 2005 and 2004.

Effective March 8, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in our technology division, including the employees of TidalBeach Inc. As we will not have future revenues from either its Njoyn or Secondwave products, the technology operations have been reported as discontinued. There was no technology revenue for the years ended December 31, 2005 and 2004. The net loss for the technology operations in 2005 was $5,000 and $17,000 in 2004.

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

There was no training revenue for the years ended December 31, 2005 and 2004. For the year ended December 31, 2005 there was net income of $3,000 for the training operations related to credits to accounts payable. For the year ended December 31, 2004, there was net loss of $180,000 for the training operations including a write down of obsolete or abandoned property and equipment of $130,000.

Effective June 27, 2003, we signed an agreement with Brainhunter.com Ltd., an Ontario company, for the purchase of certain assets of the Toronto IT recruitment division for a nominal amount of cash and the assumption of all employee liabilities. The gain on disposal was $190,627 of which we received $146,627 on closing with the balance of $44,000 due in a promissory note payable by June 27, 2004. On June 8, 2005, we collected approximately $40,000 on the promissory note and forgave the balance. As a result of this transaction, we will not have future revenues from its IT recruitment division and therefore the operations have been reported as discontinued.

There was no IT recruitment revenue for the years ended December 31, 2005 and 2004. Net income from the IT recruitment division for the year ended December 1, 2005 was $24,000 reflecting a tax credit collected in the second quarter. For the year ended December 31, 2004, there was net loss of $1,000 from the IT recruitment division related to miscellaneous tax payments.

NET LOSS

For the year ended December 31, 2005, net loss increased by $655,000 or 30% to a net loss of $2,835,000 compared to a net loss of $2,180,000 for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

On June 27, 2005, we closed a $3,500,000 convertible financing facility with Laurus Master Fund, Ltd. ("Laurus"). The facility consists of a secured convertible note ("Minimum Borrowing Note") based on 90% of eligible accounts receivable which matures on June 27, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3% ("contract rate") but never less than 8%. At closing, the Company received $2,100,000 in proceeds from the facility based on its eligible accounts receivable ("formula amount") and an additional $1,000,000 ("overadvance") granted in excess of the formula amount. The overadvance bears interest at the prime rate as published by the Wall Street Journal plus 2% and held an expiration date of December 27, 2005. In the event that the overadvance was not repaid in full by this date, the interest rate was to increase by an additional 1% per month.

Laurus has the option to convert into common stock at anytime all or any portion of the principal and interest and fees payable at a fixed conversion price as follows:

o first $1,000,000 in principal convertible at a fixed price of $0.40 (80% of the average price for 10 days prior to closing of debt);
o next $1,000,000 in principal convertible at a fixed price of $0.50 (100% of the average price for 10 days prior to closing of debt);
o and, any remaining principal convertible at a fixed price of $0.53 (105% of the average price for 10 days prior to closing of debt).

Should we complete a subsequent financing at a lower price than the original issue, the conversion prices of the three tranches above will be adjusted to 80%, 100% and 105% of the new lower price. This feature would modify the number of shares that the Company will issue on conversion of the notes.

We have the option of prepaying the note at any time by paying to the holder a sum of money equal to 130% of the principal amount of the note.

In connection with the financing, we issued warrants to purchase up to 2,100,000* shares of our common stock with 1,050,000* at an exercise price of $0.55 per share and 1,050,000 at an exercise price of $0.60 per share. The warrants vest immediately and expire on June 27, 2011. We also issued options to purchase up to 379,572* shares of our common stock, no par value per share, at an exercise price of $.0001 per share. The options vest immediately and expire on June 27, 2015.

The financing included a Registration Rights Agreement which prescribes that we shall have caused a registration statement to be filed with the SEC, in respect of the securities covered by the Minimum Borrowing Note, Warrants and Options within 30 days of closing and to cause the registrations to become effective within 90 days of closing. In the event that we fail to file such registration statement, the agreement also provides that we shall pay to Laurus, as partial damages, for each day that an Event has occurred and is continuing, an amount in cash equal to one-thirtieth (1/30th) of the product of: (A) the original principal amount of each Minimum Borrowing Note outstanding at such time multiplied by (B) 0.02. In the event we fail to make any such payments in a timely manner, Section 1 of the Registration Rights Agreement also provides that such payments shall bear interest at the rate of 1.5% per month (prorated for partial months) until paid in full.

Assuming a successful registration of the shares and warrants, if the market price of our common stock exceeds the then applicable fixed conversion price by at least 25%, the contract rate for the succeeding calendar month shall automatically be reduced by 100 basis points (1%) for each incremental 25% increase in the market price of the common stock above the then applicable fixed conversion price.

On December 8, 2005, we entered into an amendment of the Security Agreement pursuant to which Laurus agreed to waive (i) any event of default by us relating to our non-payment of any liquidated damages associated with our non-filing of our Registration Statement and (ii) any liquidated damages associated with our non-filing of our Registration Statement that had accrued and were due and payable as of the date of December 8, 2005. In addition, the filing and effective dates for the Registration Statement were extended to January 31, 2006 and March 30, 2006, respectively.

Due to its ongoing discussions with the SEC, the Company failed to file and cause to be effective a registration statement by march 30, 2006. Laurus has agreed to waive this event of default and associated liquidated damages and to extend the filing deadline for an additional sixty days.

On January 26, 2006, we entered into a second amendment of the Security Agreement with Laurus as disclosed in Recent Events.

From the proceeds of the Laurus facilty, we paid down our receivable discount facility with Morrison Financial Services Limited in the amount of $1,073,468 on June 27, 2005. On this date, we also paid off the principal balance of the 12% Senior Secured Convertible Debentures in the amount of $1,162,700. The accrued interest of $66,150 was forgiven and a total of 626,384* common shares held by the debenture holders were repurchased for cancellation for $123,110. In addition a total of 1,671,189 warrants held by the debenture holders were cancelled. The unamortized debt discount remaining on the convertible debentures of $505,340 was expensed as interest.

With insufficient working capital from operations, our primary source of cash is a convertible financing facility with Laurus. At December 13, 2005, the principal balance on the loan facility was $2,522,219.

At December 31, 2005, we had cash of $120,000 and a working capital defiency of $780,000. At December 31, 2005, we had cash flow from operations of $80,000. At December 31, 2004, we had cash of $180,000 and a working capital deficiency of $60,000. At December 31, 2004, we had a cash flow deficiency from operations of $1,270,000.

At December 31, 2005, we had a cash flow deficiency from investing activities of $360,000 related to the purchase of property and equipment. At September 30, 2004, we had a cash flow deficiency from investing activities of $200,000 also related to the purchase of property and equipment.

At December 31, 2005 we had cash flow from financing activities of $130,000 largely attributable to proceeds from the convertible financing facility with Laurus. At December 31, 2004, we had cash flow from financing activities of $1,330,000 attributable primarily to proceeds from the sale of convertible debentures and the exercise of common stock purchase warrants.

At December 31, 2005 we had a loan balance of $160,000 with an individual, Terry Lyons. The loan is secured and is payable in monthly installments of $10,000 and bears interest at US prime plus 14% per annum. The loan is secured and is subordinated to Laurus.

At December 31, 2005, we had approximately $30,000 outstanding on various capital leases secured by property and equipment with various payment terms and interest rates ranging from 10 to 18%. The maturity dates on these leases range from April 2006 to July 2007.

Although we believe that our current working capital and cash flows from continuing operations will be adequate to meet our anticipated cash requirements going forward, we have accrued liabilities and potential settlements of outstanding claims that may require additional funds. We will have to raise these funds through equity or debt financing. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us and would not be dilutive.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact, if any, on our results of operations or financial position as we do not hold inventory.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 allows any hybrid financial instrument that contains an embedded derivatives that otherwise would require bifurcation under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. We are currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on our results of operations or financial position.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140". This statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method-Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method-Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (3) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

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

At December 31, 2005, we performed our annual impairment test for goodwill by first comparing the carrying value of the net assets to the fair value of the Technical Publications and Engineering unit. The fair value was determined to be less than the carrying value, and therefore a second step was performed to compute the amount of the impairment. In this process, a fair value for goodwill was estimated, based in part on the fair value of the operations, and was compared to its carrying value. The shortfall of the fair value below carrying value was $1,241,180 which represents the amount of goodwill impairment.

During the fourth quarter 2005, conditions were present that clearly indicated an impairment of the goodwill of TBM Technologies Inc., including adverse changes in legal factors and business climate as well as the projection of continued cash flow losses. As a result of these conditions, the full amount of goodwill of $218,511 was written off.

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

RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing the Company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be seriously impaired. This section should be read in conjunction with the Financial Statements and Notes thereto, and Management's Discussion and Analysis or Plan of Operation contained in this report.

If we are unable to compete effectively with existing or new competitors, the loss of our competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share. If we are unable to manage our inventory, we will not be able to satisfy customer demand. Our reliance on one or a few suppliers for inventory components could delay shipments and increase our costs. Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers. Since we may order components from suppliers in advance of receipt of customer orders for our products that include these components, we could face a material inventory risk. Our products may have quality issues that could adversely affect our sales and reputation. We are dependent on significant customers, as noted in the "CUSTOMERS" section above.

We depend on key employees and face competition in hiring and retaining qualified employees. Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

We expect our quarterly revenues, cash flows and operating results to fluctuate due to the large size and timing of some orders that can materially affect our financial statements from quarter to quarter, either obscuring or presenting trends that do or do not exist. This makes prediction of revenues, earnings and working capital for each financial period especially difficult and uncertain and increases the risk of unanticipated variations in quarterly results and financial condition.

Our stock price can be volatile. Our stock price can be affected by many factors such as quarterly increases or decreases in our earnings, speculation in the investment community about our financial condition or results of operations, technological developments, or the loss of key management or technical personnel.

ITEM 7. FINANCIAL STATEMENTS


                                 THINKPATH INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)
                             TOGETHER WITH REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                        (AMOUNTS EXPRESSED IN US DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THINKPATH INC.

We have audited the accompanying consolidated balance sheets of Thinkpath Inc. (incorporated in Ontario) as of December 31, 2005 and 2004 (as restated, see note 25) and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended December 31, 2005 and 2004 (as restated, see note 25). These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thinkpath Inc. as of December 31, 2005 and 2004 (as restated, see note 25) and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2005 and 2004 (as restated, see note 25) in conformity with generally accepted accounting principles in the United States of America.

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

Schwartz Levitsky Feldman LLP
Chartered Accountants

Toronto, Ontario, Canada
April 7, 2006

THINKPATH INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                      Restated
                                                        2005            2004
                                                                     (note 25)
                                                     -----------    -----------
                                                          $               $

                                     ASSETS

CURRENT ASSETS
    Cash                                                 123,056        180,121
    Accounts receivable (note 5)                       1,841,338      2,243,513
    Prepaid expenses                                     143,273         88,403
                                                     -----------    -----------
                                                       2,107,667      2,512,037

PROPERTY AND EQUIPMENT (note 6)                          577,689        494,003

GOODWILL (note 7)                                      2,507,552      3,748,732

OTHER ASSETS (note 8)                                    259,344         61,562
                                                     -----------    -----------
                                                       5,452,252      6,816,334
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

THINKPATH INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                      Restated
                                                        2005            2004
                                                                     (note 25)
                                                     -----------    -----------
                                                          $               $

                                  LIABILITIES

CURRENT LIABILITIES

    Receivable discount facility (note 9)                     --        723,995
    Convertible financing -- Laurus                    1,169,156             --
    Convertible financing -- derivatives (note12)        424,241             --
    Accounts payable (note 13)                         1,166,152      1,257,799
    Current portion of long-term debt (note 14)          124,326         85,099
    12% convertible debentures (note 11)                      --        504,958
                                                     -----------    -----------
                                                       2,883,875      2,571,851


    LONG-TERM DEBT (note 14)                              69,826        182,837

    CONVERTIBLE FINANCING -- DERIVATIVES (note 12)       480,948             --
                                                     -----------    -----------

                                                       3,434,649      2,754,688
                                                     ===========    ===========

COMMITMENTS AND CONTINGENCIES (note 22)

                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (note 15)                               40,486,219     39,686,047

DEFICIT                                              (37,518,943)   (34,683,637)

ACCUMULATED OTHER COMPREHENSIVE LOSS (note 17)          (949,673)      (940,764)
                                                     -----------    -----------

                                                       2,017,603      4,061,646
                                                     -----------    -----------

                                                       5,452,252      6,816,334
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

THINKPATH INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                      Restated
                                                        2005            2004
                                                                     (note 25)
                                                     -----------    -----------
                                                          $               $

REVENUE                                               13,275,118     12,623,743

COST OF SERVICES                                       9,050,538      8,138,516
                                                     -----------    -----------
GROSS PROFIT                                           4,224,580      4,485,227
                                                     -----------    -----------
EXPENSES
    Administrative                                     2,620,315      2,989,088
    Selling                                            1,558,888      1,411,352
    Depreciation and amortization                        370,756        524,617
    Write down of goodwill                             1,459,691             --
    Write down of other assets                            53,799             --
    Write down of property and equipment                   3,851        268,558
    Financing costs and marked-to
      market adjustments                                (447,873)            --
    Debt forgiveness                                     (66,150)    (1,139,111)
                                                     -----------    -----------
                                                       5,553,277      4,054,504
                                                     -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS              (1,328,697)       430,723

    LOSS ON INVESTMENT                                        --       (431,318)
                                                     -----------    -----------

LOSS FROM CONTINUING OPERATIONS BEFORE
    INTEREST CHARGES AND INCOME TAXES                 (1,328,697)          (595)

    Interest Charges                                   1,388,964      1,961,380
                                                     -----------    -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES   (2,717,661)    (1,961,975)

    Income Taxes (note 16)                               139,423         17,870
                                                     -----------    -----------

LOSS FROM CONTINUING OPERATIONS                       (2,857,084)    (1,979,845)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (note 18)      21,778       (198,481)
                                                     -----------    -----------

NET LOSS                                              (2,835,306)    (2,178,326)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
    OUTSTANDING BASIC AND DILUTED*                     4,369,147      2,720,492
                                                     ===========    ===========

LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
    AVERAGE COMMON STOCK BASIC AND DILUTED                 (0.65)         (0.73)
                                                     ===========    ===========

INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER
    WEIGHTED AVERAGE COMMON STOCK BASIC AND DILUTED         0.00          (0.07)
                                                     ===========    ===========

NET LOSS PER WEIGHTED AVERAGE COMMON STOCK
    BASIC AND DILUTED                                      (0.65)         (0.80)
                                                     ===========    ===========

* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

              The accompanying notes are an integral part of these
                       consolidated financial statements.

THINKPATH INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                        COMMON                                                       ACCUMULATED
                                                         STOCK         CAPITAL                                             OTHER
                                                     NUMBER OF           STOCK                   COMPREHENSIVE     COMPREHENSIVE
                                                       SHARES*         AMOUNTS        DEFICIT             LOSS              LOSS
                                                   -----------------------------------------------------------------------------
Balance as of December 31, 2003, as reported            547,448    $ 43,576,292    $(39,999,710)                    $ (1,315,689)

2002 adjustment for accounting error for
  beneficial conversion features                             --      (2,705,379)      2,838,274                               --

2003 adjustment for accounting error for
  beneficial conversion features                             --      (4,708,836)      4,656,125                               --
                                                   ------------    ------------    ------------                     ------------

Balance as of December 31, 2003, as restated            547,448      36,162,077     (32,505,311)                      (1,315,689)
                                                   ============    ============    ============                     ============

Net loss for the year                                        --              --      (2,178,326)     (2,178,326)
                                                                                                   ------------

Other comprehensive loss, net of tax:
  Cumulative adjustment to market value                 385,649                                         385,649
  Foreign currency translation adjustments              (10,724)                                        (10,724)
                                                                                                   ------------

Comprehensive loss                                                                                   (1,803,401)
                                                                                                   ============

Conversion of 12% senior secured convertible
  debentures                                          1,920,611       1,024,701              --

Interest on 12% senior secured convertible
  debentures                                            126,984          44,813              --

Common stock and warrants issued for services            50,039         175,336              --

Exercise of warrants                                     75,411         229,120              --

Warrants issued with convertible debentures                  --       1,319,000

Beneficial conversion on issuance of convertible
  debt (note 11)                                             --         731,000              --
                                                   ------------    ------------    ------------                     ------------

Balance as of December 31, 2004                       2,720,493      39,686,047     (34,683,637)                        (940,764)
                                                   ============    ============    ============                     ============

Net loss for the period                                      --              --      (2,835,306)     (2,835,306)

Other comprehensive loss, net of tax:
  Foreign currency translation adjustments                                                               (8,909)          (8,909)
                                                                                                   ------------

Comprehensive loss                                                                                   (2,844,215)
                                                                                                   ============

Common stock repurchased for cancellation
  (note 11)                                            (626,384)       (123,110)

Conversion of 12% senior secured convertible
  debentures                                          1,235,100         317,168              --

Interest on 12% senior secured convertible
  debentures                                            131,395          21,448              --

Common stock issued for investment                      246,450         246,609              --

Common stock and warrants issued for services           100,787          98,057

Accrued liabilities settled through the issuance
  of common stock                                       930,481         240,000
                                                   ------------    ------------    ------------                     ------------
Balance as of December 31, 2005                       4,738,322      40,486,219     (37,518,943)                        (949,673)
                                                   ============    ============    ============                     ============

* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

              The accompanying notes are an integral part of these
                       consolidated financial statements.

THINKPATH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                                Restated
                                                                                    2005      2004 (note 25)
                                                                                      $             $
Cash flows from operating activities

    Net loss                                                                      (2,835,306)   (2,178,326)

    Adjustments to reconcile net loss to net cash used in operating activities:
    Loss (income) from discontinued operations                                       (21,778)      198,481
    Depreciation and amortization                                                    370,756       524,617
    Beneficial conversion on issuance of convertible debt                            474,302     1,394,284
    Interest on 12% senior secured convertible debentures                             21,448        44,813
    Write off unamortized debt discount                                              505,340            --
    Original issuance discount                                                            --       175,000
    Amortization of deferred financing costs                                         275,135            --
    Mark-to-market of derivatives                                                   (723,008)           --
    Write down of property and equipment                                               3,851       414,212
    Write down of other assets                                                        53,799            --
    Write down of goodwill                                                         1,459,691           --
    Loss on investment                                                                    --       431,318
    Decrease (increase) in accounts receivable                                       419,183      (455,092)
    (Increase) decrease in prepaid expenses                                          (54,658)       64,839
    Increase (decrease) in accounts payable                                           97,079      (920,256)
    Debt forgiveness                                                                 (66,150)   (1,139,111)
    Common stock and warrants issued for services                                     98,057       175,336
                                                                                  ----------    ----------
    Net cash provided by (used in) operating activities                               77,741    (1,269,885)
                                                                                  ----------    ----------

Cash flows from investing activities
    Purchase of property and equipment                                              (354,565)     (189,911)
    Purchase of other assets                                                          (5,358)       (8,241)
    Proceeds on sale of property and equipment                                         1,802            --
                                                                                  ----------    ----------

    Net cash used in investing activities                                           (358,121)     (198,152)
                                                                                  ----------    ----------

Cash flows from financing activities
    Repayment of bank indebtedness                                                   (82,019)           --
    Repayment of receivable discount facility                                       (728,416)     (419,163)
    Proceeds from convertible financing facility                                   2,522,219            --
    Deferred financing costs incurred                                               (192,424)           --
    Repayment of notes payable                                                            --      (242,044)
    Repayment of long-term debt                                                     (100,561)     (117,304)
    Proceeds from issuance of common stock                                                --       229,121
    Proceeds from issuance of debentures and warrants                                     --     1,875,000
    Repayment of convertible debt                                                 (1,162,700)           --
    Repurchase of shares for cancellation                                           (123,110)           --
                                                                                  ----------    ----------

    Net cash provided by financing activities                                        132,989     1,325,610
                                                                                  ----------    ----------

Cash flow from used by discontinued operations                                        21,778      (198,481)

Effect of foreign currency exchange rate changes                                      68,548        37,586
                                                                                  ----------    ----------

Net decrease in cash                                                                 (57,065)     (303,322)
Cash
    Beginning of period                                                              180,121       483,443
                                                                                  ----------    ----------
                                                                                     123,056       180,121
                                                                                  ==========    ==========
SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                                    392,692       572,044
                                                                                  ==========    ==========
    Income taxes paid                                                                139,423        20,576
                                                                                  ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

1.    MANAGEMENT'S INTENTIONS AND GOING CONCERN

      Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant recurring operating losses and working capital deficiencies. At December 31, 2005, the Company had a deficit of $37,518,943 and has suffered recurring losses from operations.

      With insufficient working capital from operations, the Company's primary source of cash is a $3,500,000 convertible financing facility with Laurus Master Fund, Ltd. ("Laurus"). At December 31, 2005, the balance on the facility was $2,522,219 (note 12) . The convertible financing facility consists of a revolving line of credit based on 90% of eligible accounts receivable which matures on June 27, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3%. The principal outstanding on the secured convertible note is convertible into common stock at a fixed conversion price ranging from 80% to 105% of the average closing price for the previous ten days, subject to certain conditions.

      As at April 7, 2006, management's plans to mitigate and alleviate its operating losses and working capital deficiencies include:

      a) Registration of the shares underlying the Laurus convertible financing facility, warrants and options to provide additional working capital;
      b) Continued focus on securing customers with high growth potential, such as those in the aerospace and defense industries;
      c) Compliment organic growth with the acquisition of profitable engineering companies in the current year and following two years; and
      d) Continued expansion of the engineering service offerings in Ontario, Canada.

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

      b) Principal Business Activities

      Thinkpath Inc. is an engineering services company which, along with its wholly-owned subsidiaries, Thinkpath US Inc. (formerly Cad Cam Inc.), Thinkpath Michigan Inc. (formerly Cad Cam of Michigan Inc.), Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.) and TBM Technologies Inc., provides engineering, design, technical publications and staffing, services to enhance the resource performance of clients. In addition, the Company owns 100% (unless otherwise noted) of the following companies which are currently inactive: Systemsearch Consulting Services Inc., International Career Specialists Ltd., Microtech Professionals Inc., E-Wink Inc. (80%), Thinkpath Training Inc. (formerly ObjectArts Inc.), Thinkpath Training US Inc. (formerly ObjectArts US Inc.) and TidalBeach Inc.

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

      d) Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, amounts from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amounts approximate fair values because of the short maturity of those instruments.

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

      g) Property and Equipment

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

      h) Net Income (Loss) and Diluted Net Income (Loss) Per Weighted Average Common Stock

      Net income (Loss) per common stock is computed by dividing net income
      (loss) for the year by the weighted average number of common stock outstanding during the year.

      Diluted net income (loss) per common stock is computed by dividing net income (loss) for the year by the weighted average number of common stock outstanding during the year, assuming that all convertible preferred stock, stock options and warrants as described in note 15 were converted or exercised. Stock conversions, stock options and warrants which are anti-dilutive are not included in the calculation of diluted net income
      (loss) per weighted average common stock.

      i) Revenue

      The Company recognizes revenue under engineering service contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collection of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time-and-materials, fixed-price and cost-plus contracts.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      j) Goodwill

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

      At December 31, 2005, the Company recorded a charge of $218,511 for impaired goodwill which we acquired as part of the TBM Technologies Inc., acquisition, based on reduced cash flow estimates.

      As at December 31, 2004, the Company completed SFAS No.142 impairment test and concluded that there was no impairment of recorded goodwill, as the fair value of its reporting units exceeded their carrying amount.

      On an ongoing basis, absent any impairment indicators, the Company will perform a goodwill impairment test as of the end of the fourth quarter of every year.

      k) Income Taxes

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

      l) Foreign Currency

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

      Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in accumulated other comprehensive income. Gains and losses on foreign currency transactions are included in financial expenses.

      m) Use of Estimates

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

      n) Long-Lived Assets

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

      o) Comprehensive Income

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

      p) Accounting for Stock-Based Compensation

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

      q) Leases

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

      r) Investments in Non-Related Companies

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

      s) Recent Pronouncements

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 allows any hybrid financial instrument that contains an embedded derivatives that otherwise would require bifurcation under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The company is currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on its consolidated financial statements.

      In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140". This statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates;
      (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method-Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method-Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (3) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

      t) Advertising Costs

      Advertising costs are expensed as incurred.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

3.    STOCK OPTION PLANS

                                                                                   WEIGHTED AVERAGE
                                                                        OPTIONS*     EXERCISE PRICE
                                                                       ----------------------------
      a)  Options outstanding at December 31, 2003                           183
                                                                       =========
          Options forfeited during the period                                 (1)           $15,950
          Options expired during the period                                  (70)           $15,200
          Options granted during the period                                   --
                                                                       ---------
          Options outstanding at December 31, 2004                           112
                                                                       =========
          Options forfeited during the period                                 --
          Options expired during the period                                  (25)           $15,688
          Options granted during the period                            1,864,572               $.19
                                                                       ---------
          Options outstanding at December 31, 2005                     1,864,659
                                                                       =========

          Options exercisable December 31, 2004                              112             $6,100
          Options exercisable December 31, 2005                        1,864,659               $.19
          Options available for future grant December 31, 2004             1,587
          Options available for future grant December 31, 2005           137,015

          * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      b) Range of Exercise Prices at December 31, 2005

                                               Weighted                          Weighted
                            Outstanding         Average          Options          Average
                               Options*  Remaining Life     Exercisable*   Exercise Price
                               --------  --------------     ------------   --------------
      $3,350 to $3,500               87            0.31               87           $3,488
      $0.0001 to $0.27        1,864,572            9.82        1,864,572            $0.19

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      c) Pro-forma net income

      At December 31, 2005, the Company has five stock-based employee compensation plans, which are described more fully in Note 15(d). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation. SFAS No.123 was amended by SFAS No. 148 which requires more prominent disclosure of stock based compensation.

                                                                                            Restated
                                                                              2005      2004 (note 25)
                                                                              ----      --------------
                                                                                 $                   $
      Net loss as reported                                             (2,835,306)         (2,178,326)
      Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards net          377,373                  --
                                                                           -------                  --
      of related tax effects

      Pro forma net loss                                               (3,212,679)         (2,178,326)
                                                                       ===========         ===========

      Loss per share:
      Basic and diluted loss per share, as reported                         (0.65)              (0.80)
                                                                            ======              ======

      Pro forma loss per share                                              (0.74)              (0.80)
                                                                            ======              ======

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

      d) Black-Scholes Assumptions

      The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                           2005 Grants         2001 Grants
                                           -----------         -----------
      Risk free interest rates             4.43 - 4.56%           4.76%

      Volatility                            116 - 137%             100%
      factors
      Weighted average expected              10 years           4.90 years
      life
      Weighted average fair value per         $0.25             $3,700.00
      share
      Expected                                  --                  --
      dividends

      On June 27, 2005, the Company granted Laurus Master Fund, Ltd. an option to purchase up to 379,572* shares of its common stock, no par value per share, at an exercise price of $.0001 per share. The options are exercisable at any time and in any amount for a period of ten years from the date of issuance.

      On November 22, 2005, the Company issued a total of 1,460,000 options at an exercise price of $.24 per share to its Management and Directors under the 2005 Stock Option Plan which was approved by the Company's shareholders at its Annual General Meeting on April 22, 2005, and subsequently approved by its Board of Directors. The options vest immediately and expire in 2015.

      On December 12, 2005, the Company issued 25,000 options at an exercise price of $.27 per share to Mr. Tom Luther, Vice President Sales, under the 2005 Stock Option Plan. The options vest immediately and expire in 2015.

      There have been no other option granted since 2001.

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

4.    ACQUISITIONS

      On January 17, 2005, the Company acquired TBM Technologies Inc., an Ontario Corporation which provides design engineering services. Pursuant to the Share Purchase Agreement, the Company purchased TBM for $246,609 payable in shares of the Company's common stock, no par value. The Share Purchase Agreement also provided for price protection for the vendors for a period of two years from closing. In the event that the vendors seek to sell their shares in an open market transaction within the two years following closing and the bid price is less than the price of the shares on issuance, the Company will be obligated to issue additional shares of unregistered common stock with a value equal to the difference up to a maximum of $246,609. The acquisition was accounted for by the purchase method and the operations have been included in the consolidated operations from January 17, 2005.

      The net acquired assets have been valued as follows:

      Current assets                                                $23,616
      Property and equipment                                         11,240
      Other assets                                                  100,909
      Liabilities assumed                                         (107,667)
                                                                  ---------

      Less: consideration                                           246,609
                                                                    -------

      Goodwill                                                     $218,511
                                                                   ========

      At December 31, 2005, the Company wrote off the goodwill from the acquisition of TBM Technologies Inc., for impairment based on reduced cash flow estimates.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

5.    ACCOUNTS RECEIVABLE

                                                                                             Restated
                                                                       2005            2004 (note 25)
                                                                       ----            --------------
                                                                          $                         $
      Accounts receivable                                         2,043,214                 2,423,161
      Less:  Allowance for doubtful accounts                      (201,876)                 (179,648)
                                                                  ---------                 ---------
                                                                  1,841,338                 2,243,513
                                                                  =========                 =========

      Allowance for doubtful accounts
      Balance, beginning of period                                  179,648                   186,847
      Provision                                                      42,051                    25,738
      Recoveries                                                   (19,823)                  (32,937)
                                                                   --------                  --------
      Balance, end of period                                        201,876                   179,648
                                                                    =======                   =======

6.    PROPERTY AND EQUIPMENT

                                                                                             Restated
                                                         2005                          2004 (note 25)
                                      -------------------------------------------   ------------------
                                                         ACCUMULATED
                                              COST      AMORTIZATION         NET                  NET
                                                 $                 $           $                    $
      Furniture and equipment              173,681           141,947      31,734               35,245
      Computer equipment and software    3,784,397         3,259,923     524,474              448,773
      Leasehold improvements                57,422            35,941      21,481                9,985
                                            ------            ------      ------                -----

                                         4,015,500         3,437,811     577,689              494,003
                                         =========         =========     =======              =======

      Property and equipment
       under capital lease                 258,412           159,004      99,408               90,689
                                           =======           =======      ======               ======

      Amortization of property and equipment for the year ended December 31, 2005 amounted to $280,837 including amortization of property and equipment under capital lease of $44,275.

      Amortization of property and equipment for the year ended December 31, 2004 amounted to $524,617 including amortization of property and equipment under capital lease of $51,278.

7.    GOODWILL

      Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                                                                  Restated
                                                                                         2005    2004 (note 25)
                                                                  ACCUMULATED
                                                 ACCUMULATED       IMPAIRMENT
                                       COST     AMORTIZATION           LOSSES             NET            NET
                                  ---------- ---------------- ---------------- --------------- --------------
                                          $                $                $               $              $
      Technical Publications &
      Engineering (CadCam Inc.
      and TBM Technologies Inc.)  5,955,880          535,164        2,694,653       2,507,552      3,748,732
                                  ---------          -------        ---------       ---------      ---------

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

      At December 31, 2005, the Company performed its annual impairment test for goodwill by first comparing the carrying value of the net assets to the fair value of the Technical Publications and Engineering unit. The fair value was determined to be less than the carrying value, and therefore a second step was performed to compute the amount of the impairment. In this process, a fair value for goodwill was estimated, based in part on the fair value of the operations, and was compared to its carrying value. The shortfall of the fair value below carrying value was $1,241,180 which represents the amount of goodwill impairment.

      During the fourth quarter 2005, conditions were present that clearly indicated an impairment of the goodwill of TBM Technologies Inc., including adverse changes in legal factors (see note 22) and business climate as well as the projection of continued cash flow losses. As a result of these conditions, the full amount of goodwill of $218,511 was written off.

      At December 31, 2004, the Company performed its annual impairment test for goodwill and determined that no adjustment to the carrying value of goodwill was needed.

      On an ongoing basis, absent any impairment indicators, the Company expects to perform a goodwill impairment test as of the end of the fourth quarter of every year.

8.    OTHER ASSETS

                                                                       Restated
                                                       2005      2004 (note 25)
                                                       ----      --------------
                                                          $                   $

      Cash surrender value of life insurance         66,920              61,562
      Deferred Financing Costs                      192,424                  --
                                                    =======              ==== ==

      Total                                         259,344              61,562
                                                    =======              ======

      Included in Other Assets are deferred financing costs related to the Laurus Convertible Financing Facility to be amortized over the three-year term of the debt, beginning July 1, 2005. Amortization of other assets for the year ended December 31, 2005 amounted to $89,919 including amortization of $51,551 on customer lists acquired on January 17, 2005 (Note 4) the balance of which $53,799 was written off for impairment at year-end. There was no amortization expense on other assets for the year ended December 31, 2004.

9.    RECEIVABLE DISCOUNT FACILITY

      i) December 31, 2005

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

10.   BANK INDEBTEDNESS

      On April 19, 2005, the Company paid down its revolving line of credit with the Royal Bank of Canada in the amount of $52,480. This liability was assumed by the Company on January 17, 2005 as a result of the acquisition of TBM Technologies Inc. The line was subject to interest at 6.75% per annum.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

11.   12% CONVERTIBLE DEBENTURE

      During the year ended December 31, 2004, the Company sold $2,050,000 in convertible debentures with 1,740,485* warrants to various investors. The debentures were due twelve months from the date of issuance at various conversion prices and the warrants exercisable at any time and in any amount for a period of seven years from closing at various purchase prices as outlined below:

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
      ============== ============= ============== ================ ============ ================ ============

      *     Adjusted for reverse split of Company's stock (1:5,000) on June 29,
            2005

      ** Conversion price was the lesser of $87.50 or 50% of the average of the three lowest prices on three separate trading days during the sixty-day trading period prior to conversion.

      *** Conversion price was the lesser of $1.00 or 80% of the average of the three lowest prices on three separate trading days during the twenty-day trading period prior to conversion.

      The proceeds of $2,050,000 received by the Company were allocated between the warrants and the debenture without warrants on a pro rata basis. Paid in capital was credited by the value of the warrants in the amount of 1,319,000 and by the value of the beneficial conversion feature recorded on issuance in the amount of $731,000.

      At December 31, 2004, the amortization of the beneficial conversion feature on all issued convertible debentures was determined to be $1,394,284 which was charged to earnings as interest expense.

      At December 31, 2005, the amortization of the beneficial conversion feature on all issued convertible debentures was determined to be $474,302 which was charged to earnings as interest expense.

      On June 27, 2005, the Company paid off the principal balance of the 12% Senior Secured Convertible Debentures in the amount of $1,162,700. The accrued interest of $66,150 was forgiven and a total of 626,384* common shares held by the debenture holders were repurchased for cancellation for $123,110. In addition a total of 1,671,189 warrants held by the debenture holders were cancelled. The unamortized debt discount remaining on the convertible debentures of $505,340 was expensed as interest.

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

12.   CONVERTIBLE FINANCING FACILITY

      On June 27, 2005, the Company closed a $3,500,000 convertible financing facility with Laurus Master Fund, Ltd. ("Laurus"). The facility consists of a secured convertible note ("Minimum Borrowing Note") based on 90% of eligible accounts receivable which matures on June 27, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3% ("contract rate") but never less than 8%. At closing, the Company received $2,100,000 in proceeds from the facility based on its eligible accounts receivable ("formula amount") and an additional $1,000,000 ("overadvance") granted in excess of the formula amount. The overadvance bears interest at the prime rate as published by the Wall Street Journal plus 2% and held an expiration date of December 27, 2005. In the event that the overadvance was not repaid in full by this date, the interest rate was to increase by an additional 1% per month.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

      Laurus has the option to convert into common stock at anytime all or any portion of the principal and interest and fees payable at a fixed conversion price as follows:

            - first $1,000,000 in principal convertible at a fixed price of $0.40 (80% of the average price for 10 days prior to closing of debt);
            - next $1,000,000 in principal convertible at a fixed price of $0.50 (100% of the average price for 10 days prior to closing of debt);
            - and, any remaining principal convertible at a fixed price of $0.53 (105% of the average price for 10 days prior to closing of debt).

      Should the Company complete a subsequent financing at a lower price than the original issue, the conversion prices of the three tranches above will be adjusted to 80%, 100% and 105% of the new lower price. This feature would modify the number of shares that the Company will issue on conversion of the notes.

      The Company has the option of prepaying the note at any time by paying to the holder a sum of money equal to 130% of the principal amount of the note.

      In connection with the financing, the Company issued warrants to purchase up to 2,100,000* shares of its common stock with 1,050,000* at an exercise price of $0.55 per share and 1,050,000 at an exercise price of $0.60 per share. The warrants vest immediately and expire on June 27, 2011. The Company also issued options to purchase up to 379,572* shares of its common stock, no par value per share, at an exercise price of $.0001 per share. The options vest immediately and expire on June 27, 2015.

      The financing included a Registration Rights Agreement which prescribes that the Company shall have caused a registration statement to be filed with the SEC, in respect of the securities covered by the Minimum Borrowing Note, Warrants and Options within 30 days of closing and to cause the registrations to become effective within 90 days of closing. In the event that the Company fails to file such registration statement, the agreement also provides that the Company shall pay to Laurus, as partial damages, for each day that an Event has occurred and is continuing, an amount in cash equal to one-thirtieth (1/30th) of the product of: (A) the original principal amount of each Minimum Borrowing Note outstanding at such time multiplied by (B) 0.02. In the event the Company fails to make any such payments in a timely manner, Section 1 of the Registration Rights Agreement also provides that such payments shall bear interest at the rate of 1.5% per month (prorated for partial months) until paid in full.

      Assuming a successful registration of the shares and warrants, if the market price of the Company's common stock exceeds the then applicable fixed conversion price by at least 25%, the contract rate for the succeeding calendar month shall automatically be reduced by 100 basis points (1%) for each incremental 25% increase in the market price of the common stock above the then applicable fixed conversion price.

      The Company determined that the conversion option embedded in the note and the warrants and options attached to the note qualify as embedded derivatives under the guidance of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and as such should be accounted for separately at inception at their fair value and subsequently marked to market. The total of the embedded derivatives was separated from the debt based on the initial amount of $3,100,000. The initial value of the derivatives and "embedded derivatives" is offset against the Laurus financing and will be amortized over a 3-year period subject to the expected availability. The conversion right and interest adjustment clause found in the note were considered one embedded derivative and the warrants and options were each considered separate derivatives.

      As the embedded derivatives are not standard and are not publicly quoted, a combination of Black-Scholes methodologies and Monte Carlo simulations were used. Valuations were performed at each quarter end and the conversion option, warrants and options were each valued separately. As the Company has no public rating or no public debt, it is very difficult to estimate the potential change of the credit spread between the issue date and valuation dates. Moreover, there is no evidence of any material event that could change significantly the credit spread of the issue. A constant credit spread equal to 300 basis points as per the issue date was therefore assumed in the valuation. For the valuation as of June 30, 2005, an assumption of 100% volatility was used, for the valuation as of September 30, 2005 an assumption of 142% volatility was used and for the valuation at December 31, 2005, an assumption of 158% volatility was used.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

     Conversion Option

      As the issue is a floating rate note, it is inferred that it will substantially be always equal to par ($3,100,000 USD). The implied number of conversion options will be derived by dividing the notional by the average conversion price. As showed in the table below, the conversion price was calculated using the weighted average conversion price for each tranche. This option was valued using a standard Black-Scholes model.

             Tranche           Notional        Conversion Price
                                                                      Weighted
                                                                      Average
            Tranche 1         1,000,000              0.4              0.1290
            Tranche 2         1,000,000              0.5              0.1613
            Tranche 3         1,100,000              0.53             0.1881
                         ================                        =============
              Total           3,100,000                               0.4784

      The interest rate adjustment clause contained in the conversion option sets that if the stock price exceeds the prevailing conversion price by a certain level, interest payments on the floating rate note will be reduced. This clause diminishes the conversion options fair value as the holder will be penalized when the conversion option will be in the money. The fair value for this clause is dependant on the expected behaviour of the prime rate and the Company's stock price. This clause was valued using a Monte Carlo simulation model using a mean reversion process to simulate the prime rate and a standard Geometric Brownian motion process for the Company's stock price.

      The 8% floor on interest rate clause contained in the conversion option was valued using a Monte Carlo simulation model with a mean reversion process to simulate the prime rate. As the value of the floor option was determined to be relatively insignificant ($17,000 liability as of June 30, 2005, $10,000 liability as of September 30, 2005 and $29,000 liability as of December 31, 2005 representing an impact on the fair value of .6%, .3% and 1% respectively for the valuations), it was ignored in the valuation of the conversion option. The impact of this analysis will be performed at each valuation date. If the model shows that the floor option would have a significant impact on the market value, the conversion option will have to be valued using a different model that will implicitly account for the floor option such as the binomial model.

      The 5% limitation upon issuance of shares was ignored in this valuation based on the assumption that it is a liquidity feature that would not significantly impact the valuation.

      Warrants and Options Valuation of the warrants and options were performed separately using standard Black-Scholes methodology. As the Company would be required to issue new shares for these instruments it used a valuation with a dilution effect.

      Valuation Results

        Derivative                       6/30/05        9/30/05        12/31/05
                                         -------        -------        --------
        Conversion Options               $857,787        $574,840      $452,928
        Interest Adjustment Clause        (83,024)       ($40,687)     ($28,687)
        Warrants                         $677,747        $459,202      $393,100
        Options                          $175,687        $105,415       $87,848
                                       ----------      ----------      --------
                                       $1,628,197      $1,098,770      $905,189
                                       ==========      ==========      ========

      During the year ended December 31, 2005 the Company amortized $275,135 of the initial value of the derivatives and embedded derivatives which is included in financing costs. The mark to market of the derivatives including the embedded derivatives at the end of each period was credited to financing costs in the amount of $723,008.

      On December 8, 2005, the Company and Laurus entered into an amendment of the Security Agreement pursuant to which Laurus agreed to waive (i) any event of default by the Company relating to the Company's non-payment of any liquidated damages associated with its non-filing of its Registration Statement and (ii) any liquidated damages associated with its non-filing of its Registration Statement that had accrued and were due and payable as of the date of December 8, 2005. In addition, the filing and effective dates for the Registration Statement were extended to January 31, 2006 and March 30, 2006, respectively.

      Due to its ongoing discussions with the SEC, the Company failed to file and cause to be effective a registration statement by march 30, 2006. Laurus has agreed to waive this event of default and associated liquidated damages and to extend the filing deadline for an additional sixty days.

      On January 26, 2006, the Company and Laurus entered into a second amendment of the Security Agreement as disclosed in Note 23.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

      At December 31, 2005, the balance on the Laurus facility was as follows:

      Principal balance                             $ 2,522,219
      Deferred Financing Costs                       (1,353,063)
                                                    -----------

      Total                                         $ 1,169,156
                                                    ===========

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

13.   ACCOUNTS PAYABLE

      Included in accounts payable at December 31, are the following:

                                                                       Restated
                                                       2005      2004 (note 25)
                                                       ----      --------------
                                                          $                   $
      Trade payables                                276,486             209,387
      Accrued payroll and payroll liabilities       266,343             288,243
      Accrued bonuses                               130,866             346,095
      Accrued professional fees                     245,368             296,840
      Other                                         247,189             117,234
                                                    -------             -------

                                                  1,166,152           1,257,799
                                                  =========           =========

14.   LONG-TERM DEBT

      i) December 31, 2005

      At December 31, 2005, the Company had a loan balance of $163,987 with Terry Lyons with monthly payments of $10,000. The loan bears interest at US prime plus 14%.

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

                                                                    Restated
                                                       2005      2004 (note 25)
                                                       ----      --------------
                                                        $              $
      a) Included therein:

      A secured loan with T. Lyons payable in
      monthly payments of $10,000 beginning
      April 5, 2004 and bearing interest at
      US prime plus 14% per annum. This loan is
      subordinated to Laurus Master Fund, Ltd.
      and matures July 2007.                         163,987         227,951

      Various capital leases secured by property
      and equipment with various payment terms
      and interest rates ranging from 10-22%.
      These leases mature between March 2006 and      30,165          39,985
      July 2007.                                    --------        --------

                                                     194,152         267,936

      Less:  current portion                         124,326          85,099
                                                    --------        --------

                                                      69,826         182,837
                                                    ========        ========

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

      b) Future principal payments obligations as at December 31, 2005, were as follows:

                     2006                        124,326
                     2007                         69,826
                     2008                          --
                     2009                          --
                     2010                          --
                                              -----------
                                               $194,152
                                              ===========

      c) Interest expense related to long-term debt was $53,132 year ended December 31, 2005 and $69,037 for the year ended December 31, 2004.

15.   CAPITAL STOCK

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

      During the year ended December 31, 2004, the Company issued 2,047,595* shares of its common stock to the 12% Senior Secured Convertible Debenture Holders upon the conversion of $1,069,514 principal balance and accrued interest.

      On January 17, 2005, the Company issued 246,450* shares of its common stock, no par value per share, to the Vendors of TBM Technologies Inc. for a total consideration of $246,609.

      During the year ended December 31, 2005, the Company issued 1,366,495* shares of its common stock to the 12% Senior Secured Convertible Debenture holders upon the conversion of $338,616 principal balance and accrued interest.

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

      On July 7, 2005, the Company entered into an agreement with Financial Media Relations, LLC, a California company, for the purpose of developing and implementing a marketing and investor relations program and the provision of business development and strategic advisory services. The term of the agreement is twelve months at a cost of $20,500 on execution and $12,500 per month thereafter. In addition, the Company issued 100,000* shares of common stock, no par value per share, and warrants to purchase 500,000* shares of common stock exercisable at $0.41 per share and 100,000* shares of common stock exercisable at $1.20 per share. The warrants shall be exercisable for a period of two years, shall vest immediately and be deemed earned upon issuance, and all warrants shall have "piggyback" registration rights. Using the Black-Scholes pricing model, the fair value of the warrants was determined to be $57,057 and is included in selling expenses.

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      c) Warrants

      For each of the periods presented, the following warrants for the purchase of one common share per warrant (as adjusted for 1:5,000 reverse stock split on June 29, 2005) at the following prices per common share and expiry dates were outstanding:

           Number of warrants*
                 2005               2004      Exercise price per    Expiry date
                                                           share
      ---------------- ------------------ ----------------------- --------------

                   --                 --              $16,200.00           2004
                   --                195           $16,250.00 to           2005
                                                      $18,550.00
                   --                 56              $12,300.00           2005
                   --                 88  $3,150.00 to $5,000.00           2005
                   20                 20               $7,500.00           2006
                  213                213               $2,750.00           2006
                   --              1,200                 $400.00           2007
              500,000                 --                   $0.41           2007
              100,000                 --                   $1.20           2007
                  124                924                 $200.00           2009
                2,400              5,257                  $87.50           2009
                   --                 --                   $3.75           2009
                   --                 --                   $2.00           2009
                  229                229                   $1.25           2009
                1,714              4,286                  $87.50           2010
                2,857              2,857                  $43.75           2010
               13,333             33,333                   $3.75           2010
                   --                 --                   $2.00           2010
                9,083              9,083                   $1.25           2010
                   --             33,449                   $1.00           2010
                   --             50,000                   $2.00           2011
                   --             51,429                   $1.40           2011
               47,388            375,388                   $1.25           2011
               62,500          1,243,382                   $1.00           2011
            1,050,000                 --                   $0.55           2011
            1,050,000                 --                   $0.60           2011
      ---------------- ------------------ ----------------------- --------------

            2,839,861          1,811,389
      ---------------- ------------------ ----------------------- --------------

      A summary of changes to number of issued warrants is as follows:

      Outstanding at December 31, 2003                          146,410
      Issued                                                  1,740,485
      Exercised                                                 (75,411)
      Expired                                                       (95)
                                                            ------------
      Outstanding at December 31, 2004                        1,811,389*
                                                            ------------
      Issued                                                  2,700,000
      Cancelled                                              (1,671,189)
      Exercised                                                    --
      Expired                                                      (339)
                                                            ------------
      Outstanding at December 31, 2005                        2,839,861*
                                                            ------------

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      As disclosed in Note 15(b), on July 7, 2005, the Company issued warrants to purchase 500,000* shares of common stock exercisable at $0.41 per share and 100,000* shares of common stock exercisable at $1.20 per share to Financial Media Relations LLC. The warrants shall be exercisable for a period of two years, shall vest immediately and be deemed earned upon issuance, and all warrants shall have "piggyback" registration rights. Using the Black-Scholes pricing model, the fair value of the warrants was determined to be $57,057 and is included in selling expenses.

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      d) Stock Options

      The Company's Board of Directors and shareholders have approved the adoption of the 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option Plan and 2005 Stock Option Plan. Under the plans, a total of 2,001,674 options were authorized to be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. At December 31, 2005, 1,864,659 options remain outstanding and 137,015 options are available for future grant.

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      On November 22, 2005, the Company issued a total of 1,460,000 options at an exercise price of $.24 per share to its Management and Directors under the 2005 Stock Option Plan which was approved by the Company's shareholders at its Annual General Meeting on April 22, 2005, and subsequently approved by its Board of Directors. The options vest immediately and expire in 2015.

      On December 12, 2005, the Company issued 25,000 options at an exercise price of $.27 per share to Mr. Tom Luther, Vice President Sales, under the 2005 Stock Option Plan. The options vest immediately and expire in 2015.

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

16.   DEFERRED INCOME TAXES AND INCOME TAXES

      a) Deferred Income Taxes

      The components of the future tax liability benefit by source of temporary differences that gave rise to the benefit are as follows:

                                                                       Restated
                                                                           2004
                                                            2005      (note 25)
                                                            ----      ---------
                                                               $              $

      Losses available to offset future income taxes   5,221,000      4,678,000
      Deferred costs and customer lists                   33,000             --
      Share and debt issue costs                         126,000        357,000
      Property and equipment                             949,000        877,000
                                                         -------        -------
                                                       6,329,000      5,912,000

      Less:  valuation allowance                       6,329,000      5,912,000
                                                       ---------      ---------
                                                              --             --

      b) Current Income Taxes

            Current income taxes consist of:

                                                                       Restated
                                                                           2004
                                                            2005      (note 25)
                                                            ----      ---------
                                                               $              $
      Amounts calculated at statutory rates             (581,881)      (864,182)
                                                       ---------      ---------

      Permanent differences                              304,304        124,052
      Valuation allowance                                417,000        758,000
                                                         -------        -------
                                                         721,304        882,052
                                                         -------        -------

      Current income taxes                               139,423         17,870
                                                         =======         ======

      Issue expenses totaling approximately $508,000 may be claimed at the rate of 20% per year with $322,000 until 2006 $186,000 until 2009. To the extent that these expenses create a loss, which are available to be carried forward for seven years for losses up to and including 2003 and for ten years commencing in 2004 from the year the loss is incurred. The Company has not reflected the benefit of utilizing non-capital losses totaling approximately $13,000,000, nor a capital loss totaling $750,000 in the future as a deferred tax asset as at December 31, 2005. As at the completion of the December 31, 2005 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

17.   COMPREHENSIVE LOSS

                                                                       Restated
                                                                           2004
                                                            2005      (note 25)
                                                            ----      ---------
                                                               $              $
      Net loss                                        (2,835,306)    (2,178,326)
      Other comprehensive loss
         Cumulative adjustment to market value                --        385,649
         Foreign currency translation adjustments         (8,909)       (10,724)
                                                         -------        -------

      Comprehensive loss                              (2,844,215)    (1,803,401)
                                                      ==========     ==========

      The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

      Prior adjustments to market value on investments in non-related companies in the amount of $385,649 were recorded as losses at December 31, 2004.

18.   DISCONTINUED OPERATIONS

      Effective March 8, 2002, the Company sold its technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in the Company's technology division, including the employees of TidalBeach Inc. The Company will not have future revenues from either its Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. There was no technology revenue for the years ended December 31, 2005 and 2004. The net loss for the technology operations in 2005 was $5,000 and $17,000 in 2004.

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

      There was no training revenue for the years ended December 31, 2005 and 2004. For the year ended December 31, 2005 there was net income of $3,000 for the training operations related to credits to accounts payable. For the year ended December 31, 2004, there was net loss of $180,000 for the training operations including a write down of obsolete or abandoned property and equipment of $130,000.

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

      There was no IT recruitment revenue for the years ended December 31, 2005 and 2004. Net income from the IT recruitment division for the year ended December 31, 2005 was $28,000 reflecting a tax credit collected in the second quarter. For the year ended December 31, 2004, there was net loss of $1,000 from the IT recruitment division related to miscellaneous tax payments.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

      The following table presents the revenues, income (loss) from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc. and the IT recruitment division:

                                                                       Restated
                                                                           2004
                                                            2005      (note 25)
                                                            ----      ---------
                                                               $              $
      Revenues                                                --             --
                                                              --             --

      Income (loss) from operations before
        income taxes                                       2,596       (152,323)

      Provision for Income Taxes                         (19,182)         2,706
                                                         -------          -----

      Income (loss) from discontinued operations          21,778       (155,029)
                                                          ======       ========

19.   SCHEDULE OF NON-CASH ITEMS PER STATEMENT OF CASH FLOW

      The Company issued common shares and warrants for the following:

                                                                       Restated
                                                                           2004
                                                            2005      (note 25)
                                                            ----      ---------
                                                               $              $

      Services rendered                                   98,057        175,336
      Accounts payable                                   240,000             --
                                                         -------             --
                                                         338,057        175,336
                                                         =======        =======

20.   SEGMENTED INFORMATION

      a) Sales by Geographic Area

                                                                       Restated
                                                                           2004
                                                            2005      (note 25)
                                                            ----      ---------
                                                               $              $

      Canada                                           1,792,080        890,337
      United States of America                        11,483,038     11,733,406
                                                      ----------     ----------

                                                      13,275,118     12,623,743

      b) Net Income (Loss) by Geographic Area

                                                                       Restated
                                                                           2004
                                                            2005      (note 25)
                                                            ----      ---------
                                                               $              $

      Canada                                          (3,039,594)    (2,931,987)
      United States of America                           204,288        753,661
                                                         -------        -------

                                                      (2,835,306)    (2,178,326)

      c) Identifiable Assets by Geographic Area

                                                                       Restated
                                                                           2004
                                                            2005      (note 25)
                                                            ----      ---------
                                                               $              $

      Canada                                             811,119        499,483
      United States of America                         4,641,133      6,316,851
                                                       ---------      ---------

                                                       5,452,252      6,816,334
                                                       =========      =========

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

      d) Revenue and Gross Profit by Operating Segment

                                                                       Restated
                                                                           2004
                                                            2005      (note 25)
                                                            ----      ---------
                                                               $              $

      Revenue
        Tech Pubs and Engineering                     13,165,558     12,404,556

      Gross Profit
        Tech Pubs and Engineering                      4,195,378      4,438,008

      No other segment represents 10% of the Company's revenues, operating losses or total assets.

      e) Revenues from Major Customers and Concentration of Credit Risk

      The consolidated entity had the following revenues from major customers:

      For the year ended December 31, 2005, one customer had sales of $3,795,480, representing approximately 29% of total revenue.

      For the year ended December 31, 2004, one customer had sales of $3,952,397, representing approximately 31% of total revenue.

      f) Purchases from Major Suppliers

      There were no significant purchases from major suppliers.

21.   EARNINGS PER SHARE

      The Company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of operations, of both basic and diluted earnings per share.

                                                                       Restated
                                                                           2004
                                                            2005      (note 25)
                                                            ----      ---------
                                                               $              $

      Numerator

      Loss from continuing operations                 (2,857,084)    (1,979,845)

      Income (loss) from discontinued operations          21,778       (198,481)
                                                          ------       --------

      Net loss                                        (2,835,306)    (2,178,326)
                                                      ==========     ==========

      Denominator
      Weighted Average common stock outstanding*       4,369,147      2,720,492
                                                       =========      =========

      Basic and diluted loss per common share
        from continuing operations                         (0.65)         (0.73)
                                                           =====          =====


      Basic and diluted loss per common share after
        discontinued operations                            (0.65)         (0.80)
                                                           =====          =====

      Average common stock outstanding*                4,369,147      2,720,492
      Average common stock issuable                           --             --
                                                              --             --

      Average common stock outstanding assuming
        dilution*
                                                       4,369,147      2,720,492
                                                       =========      =========

      The outstanding options and warrants as detailed in note 15 were not included in the computation of the diluted earnings per common share as the effect would be anti-dilutive.

      The earnings per share calculation (basic and diluted) does not include any common stock for common stock payable, as the effect would be anti-dilutive.

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

22.   COMMITMENTS AND CONTINGENCIES

      a) Lease Commitments

      Minimum payments under operating leases for premises occupied by the Company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at December 31, 2005, for the next five years are as follows:

                     2006        $399,892
                     2007         400,903
                     2008         260,861
                     2009         140,477
                     2010         140,477
               Thereafter              --
                               ----------
                               $1,342,610

      The lease commitments do not include an operating lease for premises that the Company is currently sub leasing to the purchaser of the United States training division. Subsequent to the year end, the Company was notified by the purchaser that they had failed to meet their rent obligations and currently had rent arrears of approximately $80,000. The lessor has filed a claim against the purchaser and the Company demanding payment of the rent arrears and for the purchaser to vacate the premises immediately. Although the Company intends to defend this claim vigorously, it may be held liable for the rent arrears plus the balance of the lease which expires August 31, 2006 for an additional amount of $115,000.

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

      c) On November 3, 2005, the Company terminated the service agreement of the vendors of TBM Technologies Inc., acquired on January 17, 2005, for what it believes is a material breach of the agreement by the vendors. The vendors are seeking termination pay from the Company in the amount of approximately $40,000. The Company intends to defend this claim vigorously and counterclaim for losses suffered as well as jeopardy to its reputation by the actions of the vendors.

      d) The Company is party to various lawsuits arising from the normal course of business and its restructuring activities. No material provision has been recorded in the accounts for possible losses or gains. Should any expenditure be incurred by the Company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

23.   SUBSEQUENT EVENTS

      On January 3, 2006, the Company executed a Letter of Intent to acquire an engineering services firm located in New Jersey. The purchase price will be calculated at five times audited 2005 EBIT of the Seller and will be payable as follows: thirty percent in cash; twenty per cent in a two year subordinated note bearing annual interest at US prime, payable quarterly and guaranteed by the Company; twenty-five per cent in the Company's common shares; and, twenty-five per cent in the Company's preferred shares which will be convertible into common shares. The acquisition is subject to due diligence and the audit of the Seller's 2005 and 2004 financial statements which has been scheduled.

      On January 26, 2006, the Company and Laurus executed an Overadvance Side Letter whereby Laurus increased the overadvance amount on the revolving note to $1,200,000 ("Second Overadvance"). The second overadvance bears interest at the prime rate as published by the Wall Street Journal plus 2%. The second overadvance expires on July 27, 2006. In the event that the overadvance is not repaid in full by this date, the interest rate will be increased by an additional 1% per month. In consideration of the Second Overadvance, the Company issued 500,000 additional common stock purchase warrants with an exercise price of $0.01 per share which expire on January 26, 2012.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      b) Concentration of Credit Risk

      Although the Company had one significant customer representing 29% of total revenue, the Company continues to actively expand its customer base. The Company's revenue is derived from customers of various industries and geographic locations reducing its credit risk. Where exposed to credit risk, the Company mitigates this risk by routinely assessing the financial strength of its customers, establishing billing arrangements and monitoring the collectibility of the account on an ongoing basis.

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

      The fair value of the Company's debt instruments with embedded derivatives are measured separately at the end of each period using a combination of Black-Scholes methodologies and Monte Carlo simulations. As the Company has no public rating or no public debt, it is very difficult to estimate the potential change of the credit spread between the issue date and valuation dates. Moreover, there is no evidence of any material event that could change significantly the credit spread of the issue. A constant credit spread equal to 300 basis points as per the issue date was therefore assumed in the valuation and current volatility rates were used. Changes in the fair value of derivates are charged to current earnings.

25.   RESTATEMENTS

      The accompanying financial statements for the year ended December 31, 2004 have been restated as a result of a review by the Securities and Exchange Commission which has yet to be concluded to correct accounting errors for:
      (1) cumulative prior market value adjustments to comprehensive income
      (loss); and, (2) beneficial conversion feature on convertible debentures.

      At December 31, 2004, the Company wrote off its investment in non-related companies of $45,668 but failed to remove previously recorded adjustments to market value from comprehensive income, in the amount of $385,649 as losses. The consolidated statement of operations for the year ended December 31, 2004 has been restated to record the write off as loss on investments. The effect of this restatement is to increase the Company's net loss by $385,649.

      During the period December 2002 until November 2004, the Company issued 12% Senior Secured Convertible Debentures in the aggregate principal amount of $5,025,000, which debentures were subsequently converted or repaid by June 27, 2005. The value assigned to the beneficial conversion feature on the debentures was credited to paid in capital and charged to earnings as interest expense on the date of issuance. The Company has determined, in accordance with Issue 6 of Emerging Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), that the value of the beneficial conversion feature should be accreted to interest expense from the date of issuance to the stated redemption date.

      The Company recorded the value of the beneficial conversion feature in excess of the amount of proceeds allocated to the convertible instruments. The Company has determined, in accordance with Paragraph 6 of Emerging Task Force No. 98-5 "Accounting for Convertible Securities with Beneficial conversion Features or Contingently Adjustable Conversion Ratios" ("EITF98-5"), that the calculated amount of the beneficial conversion feature should be limited to the amount of proceeds allocated to the convertible instrument.

      The Company has amended its financial statements for the year ended December 31, 2004 to limit the value of the beneficial conversion feature to the amount of proceeds allocated to the convertible debenture and to amortize the beneficial conversion feature from the date of issuance to the stated redemption date.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2005 AND 2004 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

      The effect of this restatement was to decrease the Company's net loss by $2,838,274 in 2002, $4,656,125 in 2003 and $2,412,547 in 2004. The effect on the balance sheet was to decrease the 12% Convertible Debenture Balance by $132,896 in 2002, $79,484 in 2003 and $61,695 in 2004. This restatement concerns a non-cash item.

      The following table quantifies the EPS impact in 2004 of these restatements:

                                                                       Operating
                                                                        Earnings
                                                                         (loss)
                                                           Amount      per Share

      Net loss, as reported in 2004 Form 10-K            $(4,205,224)    (1.55)
        to correct accounting error for cumulative
        prior market value adjustments to
        comprehensive income (loss)                         (385,649)    (0.14)
        to correct accounting error for recording
        beneficial conversion
        feature on convertible debentures                  2,412,547     (0.89)
                                                         -----------    ------
      Revised net loss                                   $(2,178,326)    (0.80)
                                                         =====================

      The following table quantifies the cumulative impact of these restatements on the 2004 balance sheet:

                                                                      Balance
                                                                   ------------
      12% Convertible Debentures, as reported
        in 2004 Form 10-KSB                                        $    566,653
        to correct accounting error for
        beneficial conversion feature on                                (61,695)
        convertible debentures
                                                                   ------------
      Revised 12% Convertible Debentures                           $    504,958
                                                                   ============

      Capital Stock, as reported in 2004 Form 10-KSB               $ 49,531,299
        to correct accounting error for beneficial
        conversion feature on                                        (9,845,252)
        convertible debentures
                                                                   ------------
      Revised Capital                                              $ 39,686,047
      Stock
                                                                   ============

      Deficit, as reported in 2004 Form 10-KSB                     $(44,204,935)
        to correct accounting error for cumulative
        prior market value adjustments to comprehensive                (385,649)
        income (loss)
        to correct accounting error for beneficial
        conversion feature on                                         9,906,947
        convertible debentures
                                                                   ------------
      Revised Deficit                                              $(34,683,637)
                                                                   ============

      Accumulated Other Comprehensive Loss, as reported
        in 2004 Form 10-K                                          $ (1,326,413)
        to correct accounting error for cumulative
        prior market value adjustments                                  385,649
        to comprehensive
        income (loss)

                                                                   ------------
      Revised Accumulated Other Comprehensive Loss                 $   (940,764)
                                                                   ============

26.   COMPARATIVE FIGURES

      Certain figures in the December 31, 2004 financial statements have been reclassified to conform with the basis of presentation used at December 31, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") pursuant to Rule 13a-15c under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

(b) Changes in Internal Control over Financial Reporting

Curing the period covered by this Annual Report on Form 10-KSB, management identified the following material weaknesses with our internal control over financial reporting:

1. The Company did not have an effective control environment based on criteria established in "Internal Control - Integrated Framework" issued by COSO. The Company failed to design appropriate company wide policies and procedures over the accounting, revenue, treasury and risk management functions and did not uniformly and consistently communicate the importance of internal controls throughout the organization. In addition, the Company's policies and procedures with respect to review and supervision of its accounting operations were not operating effectively in so far as the Company failed to implement the appropriate accounting treatment in connection with two convertible debenture financings engaged in by the Company. This control deficiency, together with the control deficiencies described in point 2 below, indicate that the Company did not maintain an effective control environment. This control deficiency could result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

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

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting at the interim quarterly period, based on the criteria in Internal Control - Integrated Framework.

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

Although we have undertaken steps to prevent further material weaknesses or significant deficiencies in our internal controls, we cannot assure that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that have not previously been identified, or that all the material weaknesses identified in this report have been remediated by December 31, 2005.

With the exception of the procedures implemented to improve our internal controls as described above including the engagement of consultants, the appointment of a director that will serve as the chair of our audit committee, the subscription to accounting journals and the attendance of seminars by accounting personnel, there were no changes in the Company's internal control over financial reporting during the year ended December 31, 2005, other than as described above, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Our officers and directors, and further information concerning each of them, are as follows as at the date of this Annual Report on Form 10-KSB:

                             Position with the                Position Held
Name                  Age    Company                          Since
----------------      ---    ------------------------------   -------------

Declan A. French      62     Chairman of the Board of             1994
                             Directors, Chief Executive
                             Officer and President

Kelly Hankinson       36     Chief Financial Officer              2000
                             Secretary/Treasurer
                             President and Chief Operating
Robert Trick          42     Officer                              2005

Lloyd MacLean         52     Director                             2003

Patrick Power         45     Director                             2004

David Barnes          63     Director and Financial Expert        2005
                             on the Audit Committee

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

ROBERT TRICK was promoted to President and Chief Operating Officer on June 1, 2005. Prior to this, Mr. Trick served as our Vice President, Operations and Business Development since 2003. Mr. Trick has been with the company (CadCam Inc.) since 1986 and built and developed our Indiana region. Mr. Trick holds a Bachelor of Science degree in Mechanical Engineering Technology.

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

PATRICK POWER has served on our Board of Directors since April 22, 2005. Mr. Power is a General Manager at Netlan Technology Center. In 1997, Mr. Power opened our New York IT recruitment office where he served as Business Development Manager from 1997 until 2001. In 2001, Mr. Power was transferred to our New York training division. In 2002 we sold this division, to Thinkpath Training, LLC, a privately held independent company where he was employed as Director of Business Development 2001 until 2004. Mr. Power has a National Diploma in Civil Engineering (NDEA) from The Waterford Institute of Technology in Ireland. Mr. Power is the nephew of Mr. French, our Chief Executive Officer.

DAVID BARNES was appointed as a director on September 28, 2005. Mr. Barnes will serve as the Financial Expert on the Audit Committee of the Board of Directors. Mr. Barnes is currently Chief Financial Officer of Cyber Defense Systems, Inc.
(CYDF) and American United Global Inc. (AUGB) and sits on the board of several non-related companies as Audit Committee Chairman and Financial Expert. David previously served as COO/CFO of several other companies on both a full time and consultative basis including, Nextron, Beefsteak Charlies, American Complex Care, Legend Foods, Intelcom Data Systems, and Superior Care, Inc.

COMMITTEES OF THE BOARD OF DIRECTORS

In July 1998, the Company's Board of Directors formalized the creation of a Compensation Committee, which is currently comprised of Lloyd MacLean, Patrick Power and David Barnes. The Compensation Committee has: (i) full power and authority to interpret the provisions of, and supervise the administration of, the Company's 1998, 2000, 2001, 2002 and 2005 Stock Option Plans as well as any stock option plans adopted in the future; and (ii) the authority to review all compensation matters relating to the Company. The Compensation Committee is responsible for developing compensation policies for senior management and executive officers. The primary objective of these policies is to attract, maintain, and motivate the Company's employees. The policies are intended to link an employee's compensation to his or her performance, and that the grant of stock options and other awards related to the price of the shares of our common stock will be used in order to make an employee's compensation consistent with shareholders' gains. Salaries have been set competitively relative to the engineering services industry and individual experience and performance have been considered in setting such salaries.

In July 1998, the Company's Board of Directors also formalized the creation of an Audit Committee, which currently consists of Lloyd MacLean as Chair, David Barnes as the Financial Expert and Patrick Power. The Audit Committee is charged with reviewing the following matters and advising and consulting with the Company's entire Board of Directors with respect thereto: (i) the preparation of the Company's annual financial statements in collaboration with the Company's chartered accountants; (ii) annual review of the Company's financial statements and annual reports; and (iii) all contracts between the Company and the Company's officers, directors and other of the Company's affiliates. The Audit Committee, like most independent committees of public companies, does not have explicit authority to veto any actions of our entire Board of Directors relating to the foregoing or other matters; however, the Company's senior management, recognizing their own fiduciary duty to the Company and the Company's shareholders, is committed not to take any action contrary to the recommendation of the Audit Committee in any matter within the scope of its review.

The Company has established an Executive committee, comprised of certain of the Company's executive officers and key employees, which allows for the exchange of information on industry trends and promotes "best practices" among the Company's business units. Currently, the Executive Committee consists of Declan A. French, Kelly Hankinson, and Robert Trick.

During the year ended December 31, 2005, the Board of Directors met five times on the following dates: January 30, 2005, April 15, 2005, April 22, 2005, August 19, 2005 and November 18, 2005, at which all of the directors were present; and acted by written consent in lieu of a meeting six times on the following dates:
January 14, 2005, June 27, 2005, June 29, 2005, July 7, 2005, November 22, 2005
and December 12, 2005. During the year ended December 31, 2005, the Compensation Committee met on January 14, 2005 the Audit Committee met on April 15, 2005, November 22, 2005 and December 12, 2005 and the Executive Committee met monthly.

BOARD AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2005 with management and has received the written disclosures and the letter from Schwartz Levitsky Feldman llp, the Company's independent auditors, required by Independence Standards Board Standard No. 1 (Independent Discussions with Audit Committee). The Audit Committee has also discussed with Schwartz Levitsky Feldman llp the Company's audited financial statements for the fiscal year ended December 31, 2005, including among other things the quality of the Company's accounting principles, the methodologies and accounting principles applied to significant transactions, the underlying processes and estimates used by management in its financial statements and the basis for the auditor's conclusions regarding the reasonableness of those estimates, and the auditor's independence, as well as the other matters required by Statement on Auditing Standards No. 61 of the Auditing Standards Board of the American Institute of Certified Public Accountants.

Based on these discussions with Schwartz Levitsky Feldman llp and the results of the audit of the Company's financial statements, the Audit Committee members recommended unanimously to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The members of the Audit Committee are Lloyd MacLean, David Barnes and Patrick Power. Each of the above named Audit Committee members is an independent director as defined by Rule 4200 (a)(15) of the National Association of Securities Dealers, Inc.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Board of Directors has a Compensation Committee comprised of Lloyd MacLean, Patrick Power and David Barnes. Each of Lloyd MacLean, Patrick Power and David Barnes are independent pursuant to Rule 4200 (a)(15) of the National Association of Securities Dealers, Inc.

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

CASH COMPENSATION. In determining its recommendations for adjustments to officers' base salaries for Fiscal 2005, we focused primarily on the scope of each officer's responsibilities, each officer's contributions to Thinkpath's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by the Board for that year, our assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of our financial position. In certain situations, relating primarily to the completion of important transactions or developments, we may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to Thinkpath of the transaction or development.

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

RESPECTFULLY SUBMITTED:

BY THE MEMBERS OF THINKPATH'S COMPENSATION COMMITTEE
LLOYD MACLEAN, PATRICK POWER AND DAVID BARNES

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us during each of the last three fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended December 31, 2005:

Summary Compensation Table

Name and                                                         Restricted
Principal                             Annual                       Stock                                Other
Position                  Year        Salary        Bonus          Awards         Options/SARs       Compensation
---------------------     ----       -------       -------       ----------       ------------       ------------
Declan A. French          2005       200,000       100,000 (1)      -0-              1,200,000(2)           -0-
CEO, President and        2004       150,000       100,000 (3)      -0-                  -0-             100,000 (4)
Chairman of the Board     2003       150,000       100,000 (5)      -0-                  -0-                -0-

Kelly Hankinson, CFO      2005       150,000         -0-            -0-                100,000(6)           -0-
                          2004       100,000        10,000          -0-                  -0-                -0-
                          2003        75,000        10,000          -0-                  -0-                -0-

Robert Trick, President   2005       170,000        35,000 (7)      -0-                100,000(8)          9,500 (7)
and COO                   2004       170,000        97,000 (9)      -0-                  -0-               8,000 (9)
                          2003        90,000        25,000(10)      -0-                  -0-              70,000(10)

(1) This reflects a cash bonus of $100,000 paid in the fiscal year 2005 pursuant to Mr. French's employment agreement.
(2) This is the number of options issued to Mr. French under the 2005 Stock Option Plan on November 22, 2005 at an exercise price of $0.24 which vest immediately and expire in ten years from the date of issuance.
(3) This reflects the dollar value of 454,545 shares of common stock issued to Mr. French in lieu of a cash bonus for the fiscal year 2004 pursuant to Mr French's employment agreement.
(4) This reflects the dollar value of 294,118 shares of common stock issued to Mr. French as extra compensation as approved by the shareholders at the Annual General Meeting of Shareholders on April 22, 2005.
(5) This reflects the dollar value of the bonus paid to Mr. French for the fiscal year 2003 pursuant to his employment agreement of which $60,000 was paid in cash and $40,000 was paid in 181,818 shares of common stock.
(6) This is the number of options issued to Ms. Hankinson under the 2005 Stock Option Plan on November 22, 2005 at an exercise price of $0.24 which vest immediately and expire in ten years from the date of issuance.
(7) This reflects a cash bonus of $35,000 accrued but unpaid to Mr. Trick at December 31, 2005 pursuant to his 2005 Compensation Agreement. Also includes $9,5000 in commissions earned on accounts.
(8) This is the number of options issued to Mr. Trick under the 2005 Stock Option Plan on November 22, 2005 at an exercise price of $0.24 which vest immediately and expire in ten years from the date of issuance.
(9) This reflects a cash bonus of $97,000 and commissions on accounts of $8,000 paid to Mr. Trick pursuant to his 2004 Compensation Agreement.
(10) This reflects a cash bonus of $25,000 and commissions on accounts of $70,000 paid to Mr. Trick pursuant to his 2003 Compensation Agreement.

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Declan A. French whereby he will serve as Chairman of the Board, Chief Executive Officer and President for a period of two years commencing on November 28, 2001. The agreement shall continue upon a year-to-year basis unless terminated by either the Company or Mr. French upon ninety days written notice and may be amended by the Compensation Committee of the Board of Directors as it deems necessary. Under the terms of the agreement, Mr. French was paid a base salary of $200,000 and was eligible for a bonus of $100,000 determined by the Company's EBITDA (earnings before interest, taxes, depreciation and amortization) as a percentage of annual gross revenue with a minimum guaranteed bonus of $100,000 for the fiscal year 2005. This bonus was paid in cash at the Company's option.

For the fiscal year 2004, Mr. French was paid a base salary of $150,000 and was eligible for a minimum guaranteed bonus of $100,000 as per his employment agreement which was paid in 454,545 shares of the Company's common stock on July 1, 2005. Also on July 1, 2005 Mr. French was awarded an additional $100,000 payable in 294,118 shares of the Company's common stock pursuant to a resolution unanimously adopted by the Compensation Committee and approved by the Company's shareholders at its Annual Meeting of Shareholders held on April 22, 2005.

For the fiscal year 2003, Mr. French was paid a base salary of $150,000 and was eligible for a minimum guaranteed bonus of $100,000 as per his employment agreement of which $60,000 was paid in cash and $40,000 was paid in 181,818 shares of the Company's common stock on July 1, 2005. In January 2003, the Company issued an aggregate of 2,486 shares of its common stock to Mr. French for extinguishment of certain indebtedness of the company to Mr. French pursuant to the amendment to his employment agreement dated January 27, 2003. This included 714 shares as payment in full for the bonus due for the fiscal year ended 2002.

On March 1, 2001, the Company entered into an employment agreement with Kelly Hankinson whereby she will serve as Chief Financial Officer. The agreement is for an indeterminate period of time and may be amended by the Compensation Committee of the Board of Directors as it deems necessary. In the event Ms. Hankinson is terminated for any reason, including but not limited to, the acquisition of Thinkpath, Ms. Hankinson shall be entitled to a severance payment equal to one year's salary. Ms. Hankinson was paid a base salary of $150,000 for the fiscal year 2005. During the fiscal year 2004, Ms. Hankinson worked a partial year due to a maternity leave and was paid a base salary of $100,000 and was eligible for a performance bonus of $10,000 which was paid in cash in March 2006. For the fiscal year 2003, Ms. Hankinson also worked a partial year due to a maternity leave and was paid a base salary of $75,000 and was eligible for a performance bonus of $10,000 which was paid in cash in March 2004.

During the fiscal year 2005, Robert Trick, the Company's President and Chief Operating Officer was paid a base salary of $170,000 and commissions of $9,500. Pursuant to his 2005 Compensation Agreement, Mr. Trick is also entitled to a cash bonus of 5% of every EBIT dollar exceeding $750,000 associated to the US operations. This amount was accrued but unpaid at December 31, 2005. For the fiscal year 2004, Mr. Trick was paid a base salary of $170,000 and commissions of $8,000. Pursuant to his 2004 Compensation Agreement, Mr. Trick was also paid a cash bonus of $97,000 which included a quarterly bonus of 10% of sales growth for the US operations and an end of year bonus of 10% of every EBITDA dollar exceeding $500,000 associated to the US operations. For the fiscal year 2003, Mr. Trick was paid a base salary of $90,000 and commissions of $70,000. Pursuant to his 2003 Compensation Agreement, Mr. Trick was paid a cash bonus of $50,000 which included a quarterly bonus of 10% of sales growth for the US operations and an end of year bonus of 10% of every EBITDA dollar exceeding $500,000 associated to the US operations.

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

STOCK OPTION PLANS

Our Board of Directors and shareholders have approved the adoption of the 1998, 2000, 2001, 2002 and 2005 Stock Option Plans. Under the plans, a total of 2,001,674 options were authorized to be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. At December 31, 2005, 1,864,659 options were outstanding and 137,015 options were available for future grant.

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

Options granted to employees under the plans generally vest over three years and shall be set at an exercise price that may not be less than the fair market value of the common stock on the date of the grant. Options are non-transferable and if a participant ceases affiliation with the Company by reason of death, permanent disability or retirement at or after age 65, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant 90 days to exercise the option, except for termination for cause, which results in immediate termination of the option.

Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the plans, subject to applicable securities regulation.

The plans may be terminated or amended at any time by the Board of Directors, except that the number of common stock reserved for issuance upon the exercise of options granted under the plans may not be increased without the consent of our shareholders.

On June 27, 2005, we issued Laurus Master Fund, Ltd. an option to purchase up to 379,572 shares of its common stock, no par value per share, at an exercise price of $.0001 per share. The options are exercisable at any time and in any amount for a period of ten years from the date of issuance.

On November 22, 2005, we issued a total of 1,460,000 options at an exercise price of $.24 per share to its Management and Directors under the 2005 Stock Option Plan which was approved by the Company's shareholders at our Annual General Meeting on April 22, 2005, and subsequently approved by its Board of Directors. The options vest immediately and expire in 2015. The options were distributed as follows:

      Declan French      Chairman and Chief Executive Officer        1,200,000
      Kelly Hankinson    Chief Financial Officer                       100,000
      Robert Trick       President and Chief Operating Officer         100,000
      Lloyd MacLean      Director, Audit Committee Chair                50,000
      Patrick Power      Director                                       10,000

On December 12, 2005, we issued 25,000 options at an exercise price of $.27 per share to Mr. Tom Luther, Vice President Sales, under the 2005 Stock Option Plan. The options vest immediately and expire in 2015.

CONSULTING AGREEMENTS

On July 7, 2005, we entered into an agreement with Financial Media Relations, LLC, a California company, for the purpose of developing and implementing a marketing and investor relations program and the provision of business development and strategic advisory services. The term of the agreement is twelve months at a cost of $20,500 on execution and $12,500 per month thereafter. In addition, we issued 100,000 shares of common stock, no par value per share, and warrants to purchase 500,000 shares of common stock exercisable at $0.41 per share and 100,000 shares of common stock, no par value per share, exercisable at $1.20 per share. The warrants shall be exercisable for a period of two years, shall vest immediately and be deemed earned upon issuance, and all warrants shall have "piggyback" registration rights.

On May 26, 2004, we entered into a consulting agreement with Jeffrey Flannery who was to provide marketing and business development consulting services for a period of one year. In consideration for such services in the amount of $175,000, we issued 250,000,000 shares of common stock, no par value per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 13, 2006, the names and beneficial ownership of the Company's common stock beneficially owned, directly or indirectly, by: (i) each person who is a director or executive officer of the Company; (ii) all directors and executive officers of the Company as a group; and (iii) all holders of 5% or more of the outstanding shares of the common stock of the Company:

Name and Address of                Amount and Nature of   Percentage of Shares
Beneficial Owner (1)           Beneficial Ownership (2)            Outstanding
----------------------------   ------------------------   --------------------

Declan A. French                             2,133,681 (3)                  36%
Kelly Hankinson                                100,000 (4)                   2%
Robert Trick                                   100,000 (5)                   2%
Lloyd MacLean                                   50,000 (6)                   1%
Patrick Power                                   10,000 (7)                   *
David Barnes                                      --                         *
Laurus Master Fund, Ltd.                     2,979,572 (8)                  39%
Financial Media Relations, LLC                 600,000 (9)                  11%
Joseph P. Daly                                 712,366(10)                  13%

All Directors and Officers as a
Group (6 persons) (3 - 7)                    2,393,681                      51%

(1) Except as set forth above, the address of each individual is 201 Westcreek Boulevard, Brampton, Ontario, Canada, L6T 5S6.

(2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books. We have been informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of April 13, 2006 or, 4,738,322 shares, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 1,200,000 shares of common stock upon the exercise of options granted to Mr. French that are currently exercisable or exercisable within the next 60 days.

(4) Includes 100,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(5) Includes 100,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(6) Includes 50,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(7) Includes 10,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.

(8) Includes 1,050,000 common stock purchase warrants at an exercise price of $0.55 per share and 1,050,000 at an exercise price of $0.60 per share. The warrants vest immediately and expire on June 27, 2011. Also includes 500,000 common stock purchase warrants with an exercise price of $0.01 per share which expire on January 26, 2012. Also includes 379,572 options to purchase shares of common stock, no par value per share, at an exercise price of $.0001 per share. The options vest immediately and expire on June 27, 2015.

(9) Includes 500,000 common stock purchase warrants exercisable at $0.41 per share and, 100,000 common stock purchase warrants exercisable at $1.20 per share. The warrants vest immediate and are exercisable for a period of two years.

(10) Includes 712,366 shares of common stock, no par value, purchased on the open market for total consideration of $296,930.

                                        Number of securities                                  Number of securities
                                           to be issued upon           Weighted-average        remaining available
                                                 exercise of          exercise price of        for future issuance
                                        outstanding options,       outstanding options,               under equity
                                         warrants and rights        warrants and rights         compensation plans
                                        --------------------       --------------------       --------------------
Equity compensation plans
approved by security holders                       1,864,659                      $0.35                    137,015

Equity compensation plans not
approved by security holders                              --                         --                         --

Total                                              1,864,659                      $0.35                    137,015

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

There were no transactions between the Company and any of its officers, directors or 5% or greater shareholders required to be reported hereunder. The Company believes that all previous transactions between the Company and its officers, directors or 5% or greater shareholders, and their respective affiliates, were made on terms no less favorable to the Company than those available from unaffiliated parties. The Company presents all proposed transactions with affiliated parties to the Board of Directors for its consideration and approval. Any such transaction is approved by a majority of the disinterested directors.

ITEM 13. EXHIBITS

(a)     Financial Statements.  See pages F-1 through to F-28.

(b)     Reports on Form 8-K.

(c)     Exhibits.

1.1     Form of Underwriting Agreement(1)
3.1     Bylaws of Thinkpath Inc. (IT Staffing Ltd.) enacted September 10,
        1998(15)
3.2     Articles of Incorporation dated February 11, 1994(1)
3.3     Articles of Amendment dated February 15, 1996(1)
3.4     Articles ofAmendment dated April 15, 1998(1)
3.5     Articles of Amendment dated August 6,1998(1)
3.6     Articles of Amendment dated January 19, 1999(1)
4.2     Form of Underwriters' Warrant(1)
4.3     Specimen Common Share Certificate(1)
10.1    Form of Financial Consulting Agreement(1)
10.2    1998 Stock Option Plan(1)
10.3(a) Lease of Thinkpath Inc.'s headquarters in Toronto, Ontario(1)
10.3(b) Lease ofThinkpath Inc.'s office in New York, New York(1)
10.3(c) Lease of ThinkpathInc.'s office in Etobicoke, Ontario(1)
10.3(d) Lease of Thinkpath Inc.'s office in Scarborough, Ontario(1)
10.3(e) Lease of Thinkpath Inc.'s office in Ottawa, Ontario(1)
10.4 Employment Agreement between Thinkpath Inc. and Declan French dated August 1998(1)
10.5 Employment Agreement between Thinkpath Inc. and John A. Irwin dated May 18, 1998(1)
10.6 Employment Agreement between Thinkpath Inc. and John R. Wilson dated February 8, 1998(1)
10.7 Employment Agreement between Thinkpath Inc. and Roger Walters dated September 16, 1999(2)
10.8 Form of consulting agreement for Thinkpath Inc.'s independent contractors(1)
10.9    Form of services agreement for Thinkpath Inc.'s customers(1)
10.10 Agreement for the acquisition of the capital stock of International Career Specialists Ltd.(1)
10.11 Agreement for the acquisition of the capital stock of Systemsearch Consulting Services Inc. and Systems PS Inc.(1)
10.12   Agreement for the acquisition of the capital stock of Cad Cam, Inc.(2)
10.13 License Agreement between Thinkpath Inc. and International Officer Centers Corp. dated August 1, 1998(2)
10.13 License Agreement between Thinkpath Inc. and International Officer Centers Corp. dated August 1, 1998(1)
10.14   Consulting Agreement between Thinkpath Inc. and Robert M. Rubin(1)
10.15   Form of Employment Agreement with Confidentiality Provision(1)
10.16 Asset Purchase Agreement between Thinkpath Inc. and Southport Consulting Company(1)
10.17   2000 Stock Option Plan(3)
10.18 Share Purchase Agreement between Thinkpath Inc. and MicroTech Professionals, Inc. dated April 25, 2000(4)
10.19 Non-Binding Letter of Intent between Thinkpath Inc. and Aquila HoldingsLimited dated October 4, 2000(4)
10.20 Share Purchase Agreement between Thinkpath Inc. and TidalBeach Inc. dated October 31, 2000(5)
10.21 Consulting Agreement between Thinkpath Inc., and Tsunami Trading Corp. d/b/a Tsunami Financial Communications and International Consulting Group, Inc. dated December 14, 2000(5)
10.23 Share Purchase Agreement by and among Cognicase Inc. and Thinkpath nc. dated March 1, 2002 (7)
10.24 Employment Agreement between Thinkpath Inc. and Declan French dated November 28, 2001 (8)
10.25 Employment Agreement between Thinkpath Inc. and Laurie Bradley dated January 29, 2001 (8)
10.26 Employment Agreement between Thinkpath Inc. and Tony French dated March 1, 2001 (8)

10.27 Employment Agreement dated between Thinkpath Inc. and Kelly Hankinson dated March 1, 2001 (8)
10.28 Agreement between Thinkpath Inc. and entrenet(2) Capital Advisors, LLC dated November 5, 2001.
10.29 Agreement between Thinkpath Inc. and Olgivie Rothchild Inc. dated January 9, 2002 (8)
10.30   Agreement between Thinkpath Inc. and Dave Wodar dated January 15, 2002
        (8)
10.31   Consulting Agreement between Thinkpath Inc. and Mark Young dated
        June 24, 2002. (9)
10.32 Consulting Agreement between Thinkpath Inc. and George Georgiou dated June 24, 2002 (9)
10.33   Consulting Agreement between Thinkpath Inc. and Peter Benz dated
        October 1, 2002. (10)
10.34 Consulting Agreement between Thinkpath Inc. and George Furla dated October 1, 2002. (10)
10.35 Consulting Agreement between Thinkpath Inc. and Owen Naccarato dated October 1, 2002. (10)
10.36 Consulting Agreement between Thinkpath Inc. and Michael Rudolph dated October 1, 2002. (10)
10.37 Consulting Agreement between Thinkpath Inc. and Karim Souki dated October 1, 2002. (10)
10.38 Consulting Agreement between Thinkpath Inc. and Howard Schraub dated October 1, 2002. (10)
10.39   Agreement between Thinkpath Inc.and Declan French dated January 27,
        2003.  \     \       (11)
10.40 Agreement between Thinkpath Inc. and Rainery Barba dated February 12, 2003. (12)
10.41   Agreement between Thinkpath Inc. and Brainhunter.com dated June 27,
        2003 (13)
10.42   2005 Stock Option Plan (14)
10.43   Agreement between Thinkpath Inc. and Jeffrey Flannery dated May 26,
        2004 (15)
10.44 Share Purchase Agreement between Thinkpath Inc. and TBM Technologies Inc. dated December 23, 2004 (15)
10.45 First Amendment Agreement between Thinkpath Inc. and TBM Technologies Inc. dated January 24, 2005 (15)
10.46 Second Amendment Agreement between Thinkpath Inc. and TBM Technologies Inc. dated March 8, 2005 (15)
10.47 Receivable Discounting Facility Amendment between Thinkpath Inc. and Morrison Financial Services Limited dated January 18, 2005 (15)
10.48 Security Agreement between Thinkpath Inc. and Laurus Master Fund, Ltd. dated dated June 27, 2005 (16)
10.49 Amendment and Waiver between Thinkpath Inc. and Laurus Master Fund, Ltd. dated December 8, 2005 (17)
10.50 Second Overadvance Agreement between Thinkpath Inc. and Laurus Master Fund, Ltd. dated January 26, 2006 (18)
10.51 Letter of Engagement between Thinkpath Inc. and Financial Media Relations, LLC dated July 7, 2005 (18)
23      Consent of Schwartz, Levitsky, Feldman LLP, Independent Auditors (18)
31.     Rule 13a-14(a)/15d-14(a) Certifications.
32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*

32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

------
(1) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on May 26, 1999.
(2) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on October 1, 1999.
(3) Incorporated by reference to Thinkpath Inc.'s Proxy Statement on Form Def-14A filed on May 22, 2000.
(4) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on April 25, 2000.
(5) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on January 12, 2001.
(6) Incorporated by reference to Thinkpath Inc.'s Proxy Statement on Form Def-14A filed on May 21, 2001.
(7) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on March 21, 2002.
(8) Incorporated by reference to Thinkpath Inc., report on Form 10-KSB filed on April April 15, 2002
(9) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form S-8 filed on June 28, 2002
(10) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form S-8 filed on December 11, 2002
(11) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form S-8 filed on January 28, 2003.
(12) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form S-8 filed on February 14, 2003.
(13) Incorporated by reference to Thinkpath Inc.'s report on Form 10-K filed on April 14, 2004
(14) Incorporated by reference to Thinkpath Inc.'s Proxy Statement on Form DEF-14A filed on April 6, 2005.
(15) Incorporated by reference to Thinkpath Inc.'s report on Form 10-KSB filed on April 15, 2005
(16) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on July 1, 2005
(17) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on December 13, 2005
(18)  Included herewith.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITORS

The following summarizes the fees paid to Schwartz Levitsky Feldman, LLP for the years ended December 31, 2005 and 2004:

                         2005          2004
---------------------------------------------

Audit                   $70,000       $50,000
Tax                      $6,000       $ 4,000
All Other               $29,000       $12,000
---------------------------------------------

Total Fees             $105,000       $66,000
---------------------------------------------

      Schwartz Levitsky Feldman, LLP were engaged as our independent auditors in 1999. In connection with the audit of our annual financial statements for each of the fiscal years ended December 31, 2005 and 2004, we paid Schwartz Levitsky Feldman, LLP, $70,000 and $50,000 respectively.

      Tax fees are primarily attributable to various corporate tax planning activities and preparation of our tax returns for which we were billed by Schwartz Levitsky Feldman, LLP, $6,000 for the fiscal year ended December 31, 2005 and $4,000 for the fiscal year ended December 31, 2004.

      All other fees are attributable to quarterly reviews of the Company's Form 10Q-SB's, assistance with responses to SEC comment letters, and other miscellaneous services for which we were billed by Schwartz Levitsky Feldman, LLP, $29,000 and $12,000 respectively, for each of the fiscal years ended December 31, 2005 and 2004.

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

                                       THINKPATH INC.


                                By:    /s/ DECLAN A. FRENCH
                                       ------------------------------------
                                       Declan A. French
                                       Chairman and Chief Executive Officer

                                Dated: April 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ DECLAN A. FRENCH
---------------------------
Declan A. French (Principal Executive Officer)
Chairman and Chief Executive Officer
April 14, 2006


/S/ KELLY HANKINSON
---------------------------
Kelly Hankinson (Principal Accounting Officer)
Chief Financial Officer
April 14, 2006


/S/ LLOYD MACLEAN
---------------------------
Lloyd MacLean
Director
April 14, 2006


/S/ PATRICK POWER
---------------------------
Patrick Power
Director
April 14, 2006


/S/ DAVID BARNES
---------------------------
David Barnes
Director
April 14, 2006

SCHWARTZ LEVITSKY FELDMAN LLP
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA


                    CONSENT OF SCHWARTZ LEVITSKY FELDMAN LLP


The undersigned, Schwartz Levitsky Feldman llp, hereby consents to the use of our name and the use of our opinion dated April 7, 2006 on the consolidated financial statements of Thinkpath Inc. (the Company)included in its Annual Report on Form 10-KSB being filed by the Company, for the fiscal year ended December 31, 2005.

Chartered Accountants

Toronto, Ontario
April 7, 2006

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:  416 785 5353
Fax:  416 785 5663