Form 10QSB
period 2006-03-31
THINKPATH INC
filed 2006-05-19
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                               OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ____________ TO ________________

                        COMMISSION FILE NUMBER __________

                                 THINKPATH INC.
                                 --------------
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

            AS OF MAY 19, 2006 THERE WERE 4,738,322 SHARES OF COMMON
                   STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES | | NO |X|

                                 THINKPATH INC.

                 MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                     Page Number

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of March 31, 2006 and
         December 31, 2005....................................................
         Interim Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005........................................
         Interim Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2006 and the year ended
         December 31, 2005....................................................
         Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005........................................
         Notes to Interim Consolidated Financial Statements...................

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

Item 6.  Exhibits and Reports on Form 8-K ....................................

ITEM 1.  FINANCIAL STATEMENTS


                                 THINKPATH INC.


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2006

                        (AMOUNTS EXPRESSED IN US DOLLARS)

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                       3/31/2006      12/31/2005
                                                      ----------      ----------
                                                               $               $
                                     ASSETS

CURRENT ASSETS
     Cash                                                 95,975         123,056
     Accounts receivable (note 5)                      1,763,619       1,841,338
     Prepaid expenses                                    120,188         143,273
                                                      ----------      ----------
                                                       1,979,782       2,107,667
PROPERTY AND EQUIPMENT (note 6)                          551,357         577,689

GOODWILL (note 7)                                      2,507,552       2,507,552

OTHER ASSETS (note 8)                                    240,014         259,344
                                                      ----------      ----------
                                                       5,278,705       5,452,252
                                                      ==========      ==========


          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                       3/31/2006     12/31/2005
                                                     -----------    -----------
                                                               $              $
                                  LIABILITIES
CURRENT LIABILITIES
     Convertible financing -  Laurus  (note 12)        1,379,109      1,169,156
     Convertible financing - derivatives (note 12)       286,462        424,241
     Accounts payable (note 13)                        1,308,101      1,166,152
     Current portion of long-term debt (note 14)         107,249        124,326
                                                     -----------    -----------
                                                       3,080,921      2,883,875

     LONG-TERM DEBT (note 14)                             90,802         69,826
     CONVERTIBLE FINANCING - DERIVATIVES (note 12)       451,002        480,948
                                                     -----------    -----------
                                                       3,622,725      3,434,649
                                                     ===========    ===========

COMMITMENTS AND CONTINGENCIES (note 22)

                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (note 15)                               40,486,219     40,486,219

DEFICIT                                              (37,890,599)   (37,518,943)

ACCUMULATED OTHER COMPREHENSIVE LOSS (note 17)          (939,640)      (949,673)
                                                     -----------    -----------
                                                       1,655,980      2,017,603
                                                     -----------    -----------
                                                       5,278,705      5,452,252
                                                     ===========    ===========

          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                         Three months ended March 31,

                                                                         Restated
                                                            2006      2005 (note 25)
                                                         ----------   --------------
                                                              $              $
REVENUE                                                   2,910,314      3,602,939

COST OF SERVICES                                          2,088,930      2,330,770
                                                         ----------     ----------
GROSS PROFIT                                                821,384      1,272,169
                                                         ----------     ----------
EXPENSES
     Administrative                                         605,426        584,498
     Selling                                                473,816        368,034
     Depreciation and amortization                           87,932         81,538
     Write down of property and equipment                        --          3,851
     Financing costs and mark-to-market adjustments        (124,208)            --
                                                         ----------     ----------
                                                          1,042,966      1,037,921

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE            (221,582)       234,248
     INTEREST CHARGES AND INCOME TAXES

     Interest Charges                                       142,231        358,494
                                                         ----------     ----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        (363,813)      (124,246)

     Income Taxes (note 16)                                   7,843          7,440
                                                         ----------     ----------
LOSS FROM CONTINUING OPERATIONS                            (371,656)      (131,686)

LOSS FROM DISCONTINUED OPERATIONS (note 18)                      --         (9,133)
                                                         ----------     ----------
NET LOSS                                                   (371,656)      (140,819)
                                                         ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     OUTSTANDING BASIC AND DILUTED*                       4,369,147      3,685,690
                                                         ==========     ==========
LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
     AVERAGE COMMON STOCK BASIC AND DILUTED                   (0.09)         (0.04)
                                                         ==========     ==========
LOSS FROM DISCONTINUED OPERATIONS PER WEIGHTED
     AVERAGE COMMON STOCK BASIC AND DILUTED                      --          (0.00)
                                                         ==========     ==========
NET LOSS PER WEIGHTED AVERAGE COMMON STOCK
     BASIC AND DILUTED                                        (0.09)         (0.04)
                                                         ==========     ==========

* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND THE YEAR ENDED DECEMBER 31, 2005 (AMOUNTS EXPRESSED IN US DOLLARS)

                                                          COMMON                                                       ACCUMULATED
                                                           STOCK         CAPITAL                                             OTHER
                                                       NUMBER OF           STOCK                    COMPREHENSIVE    COMPREHENSIVE
                                                         SHARES*         AMOUNTS         DEFICIT             LOSS             LOSS
                                                      ----------------------------------------------------------------------------
Balance as of December 31, 2004                        2,720,493      39,686,047     (34,683,637)                         (940,764)
                                                      ==========================================                        ==========
Net loss for the period                                       --              --      (2,835,306)      (2,835,306)

Other comprehensive loss, net of tax:
   Foreign currency translation adjustments                                                                (8,909)          (8,909)
                                                                                                      -----------
Comprehensive loss                                                                                     (2,844,215)
                                                                                                      ===========
Common stock repurchased for cancellation (note 11)     (626,384)       (123,110)

Conversion of 12% senior secured convertible
   debentures                                          1,235,100         317,168              --

Interest on 12% senior secured convertible
   debentures                                            131,395          21,448              --

Common stock issued for investment                       246,450         246,609              --

Common stock and warrants issued for services            100,787          98,057

Accrued liabilities settled through the issuance
   of common stock                                       930,481         240,000
                                                      ------------------------------------------                        ----------
Balance as of December 31, 2005                        4,738,322      40,486,219     (37,518,943)                         (949,673)
                                                      ==========================================                        ==========
Net loss for the period                                       --              --        (371,656)        (371,656)

Other comprehensive loss, net of tax:
   Foreign currency translation adjustments                                                                10,033           10,033

Comprehensive loss                                                                                       (361,623)

Balance as of March 31, 2006                           4,738,322      40,486,219     (37,890,599)                         (939,640)
                                                      ==========================================                        ==========

* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                                                     Three Months Ended March 31,
                                                                                                        Restated
                                                                                           2006    2005 (note 25)
                                                                                     ----------    -------------
                                                                                              $                $
Cash flows from operating activities
    Net loss                                                                           (371,656)        (140,819)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Loss from discontinued operations                                                        --           (9,133)
    Depreciation and amortization                                                        87,932           81,538
    Beneficial conversion on issuance of convertible debt                                    --          267,682
    Interest on 12% senior secured convertible debentures                                    --           21,448
    Amortization of deferred financing costs                                            142,105               --
    Mark-to-market of derivatives                                                      (266,313)              --
    Write down of property and equipment                                                     --            3,851
    Decrease (increase) in accounts receivable                                           31,172         (462,788)
    Decrease (increase) in prepaid expenses                                              22,913          (90,729)
    Increase in accounts payable                                                        148,283          241,449
                                                                                     ----------       ----------
    Net cash used in operating activities                                              (205,564)         (87,501)
                                                                                     ----------       ----------
Cash flows from investing activities
    Purchase of property and equipment                                                   (5,470)        (134,702)
                                                                                     ----------       ----------
    Net cash used in investing activities                                                (5,470)        (134,702)
                                                                                     ----------       ----------
Cash flows from financing activities
    Proceeds from receivable discount facility                                               --          300,614
    Proceeds from convertible financing facility                                        165,891               --
    Repayment of long-term debt                                                         (20,072)         (42,512)
                                                                                     ----------       ----------
    Net cash provided by financing activities                                           145,819          258,102
                                                                                     ----------       ----------
Cash flow from used by discontinued operations                                               --            9,133

Effect of foreign currency exchange rate changes                                         38,134             (517)
                                                                                     ----------       ----------
Net increase (decrease) in cash                                                         (27,081)          44,515
Cash
    Beginning of period                                                                 123,056          180,121
                                                                                     ----------       ----------
    End of period                                                                        95,975          224,636
                                                                                     ==========       ==========
SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                                       142,231           73,947
                                                                                     ==========       ==========
    Income taxes paid                                                                     7,843           12,037
                                                                                     ==========       ==========

          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

1.    MANAGEMENT'S INTENTIONS AND GOING CONCERN

      Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant recurring operating losses and working capital deficiencies. At March 31, 2006, the Company had a deficit of $37,890,599 and has suffered recurring losses from operations.

      With insufficient working capital from operations, the Company's primary source of cash is a $3,500,000 convertible financing facility with Laurus Master Fund, Ltd. ("Laurus"). At March 31, 2006, the balance on the facility was $2,688,110 (note 12) . The convertible financing facility consists of a revolving line of credit based on 90% of eligible accounts receivable which matures on June 27, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3%. The principal outstanding on the secured convertible note is convertible into common stock at a fixed conversion price ranging from 80% to 105% of the average closing price for the previous ten days, subject to certain conditions.

      As at May 19, 2006, management's plans to mitigate and alleviate its operating losses and working capital deficiencies include:

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

      Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs and will permit payments to certain vendors and interest payments on debt. Despite its negative working capital and deficit, the Company believes that its management has developed a business plan that if successfully implemented could substantially improve the Company's operational results and financial condition. However, the Company can give no assurances that its current cash flows from operations, if any, borrowings available under its convertible financing facility with Laurus Master Fund, Ltd., and proceeds from the sale of securities, will be adequate to fund its expected operating and capital needs for the next twelve months. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results, and the effectiveness of a registration statement registering the shares and warrants underlying the Laurus facility, all of which are subject to substantial uncertainties. Cash flows from operations for the next twelve months will be dependent, among other factors, upon the effect of the current economic slowdown on sales, the impact of the restructuring plan and management's ability to implement its business plan. The failure to return to profitability and optimize operating cash flows in the short term, and close alternate financing, could have a material adverse effect on the Company's liquidity position and capital resources.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      At December 31, 2005, the Company recorded a charge of $1,459,691 for the impaired goodwill of the Technical Publications and Engineering unit based on reduced cash flow estimates.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      p) Accounting for Stock-Based Compensation

      Effective January 1, 2006, the Company's stock based employee compensation plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"). See Note 3 (c) for further details.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

     s) Recent Pronouncements

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

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29", effective for non-monetary asset exchanges occurring in the fiscal year beginning January 1, 2006. This statement requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. The Company does not believe that the adoption of SFAS No. 153 will have an impact, if any, on its results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-based Payment". This statement requires employers to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123 (Revised) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123 (Revised) becomes effective for annual reporting periods that begin after December 15, 2005. Effective January 1, 2006, the Company adopted this standard using the modified prospective method of transition. This method requires that issued financial statements be restated based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS No. 123. SFAS No. 123 (Revised) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123 (Revised), the expense attributable to an award will be measured in accordance with the company's measurement model at that award's date of grant. The total expense of stock based employee compensation recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)



      t) Advertising Costs

      Advertising costs are expensed as incurred.

3.    STOCK OPTION PLANS

                                                                       WEIGHTED
                                                                        AVERAGE
                                                                       EXERCISE
                                                          OPTIONS*        PRICE
                                                         ---------     --------
      a) Options outstanding at December 31, 2004              112
                                                         =========
         Options forfeited during the period                    --
         Options expired during the period                     (25)     $15,688
         Options granted during the period               1,864,572      $   .19
                                                         ---------
         Options outstanding at December 31, 2005        1,864,659
                                                         =========
         Options forfeited during the period                     -
         Options expired during the period                     (5)      $ 3,350
         Options granted during the period                       -
                                                                 -
         Options outstanding at March 31, 2006           1,864,654
                                                         =========


         Options exercisable December 31, 2005           1,864,659      $   .19
         Options exercisable March 31, 2006              1,864,654      $   .19
         Options available for future grant
           December 31, 2005                               137,015
         Options available for future grant
           March 31, 2006                                  137,020

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      b) Range of Exercise Prices at March 31, 2006

                                      Weighted                         Weighted
                  Outstanding          Average         Options          Average
                     Options*   Remaining Life    Exercisable*   Exercise Price
                     --------   --------------    ------------   --------------

$3,350 to $3,500           82             0.07              82           $3,496
$0.0001 to $0.27    1,864,572             9.57       1,864,572            $0.19

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

c)    Change in Accounting Policy and Pro-forma net income

       At March 31, 2006, the Company has five stock-based employee compensation plans, which are described more fully in Note 15(d). Effective January 1, 2006, the Company's plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

       Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

       While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

       In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123 (R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

       There was no stock compensation expense for employee options recorded under FAS 123 (R) in the Consolidated Statement of Operations for the three months ended March 31, 2006. There was no stock compensation expense for employee options recorded under APB No. 25 in the Consolidated Statements of Operations for the three months ended March 31, 2005.

       The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R ) and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees" ("EITF 96-18").

       There was no stock compensation expense related to non-employee options for the three month periods ended March 31, 2006 or 2005.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)


       Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 ( R):
       -------------------------------------------------------------------------

       The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                    Three months ended March 31,
                                                                        Restated
                                                                  2005 (note 25)
                                                                  --------------
                                                                               $

       Net loss as reported                                            (140,819)
       Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all awards                              --
       net of related tax effects

       Pro forma net loss                                              (140,819)

       Loss per share:
       Basic and diluted loss per share, as reported                      (0.04)

       Pro forma loss per share                                           (0.04)

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      d) Black-Scholes Assumptions

      The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                            2005 Grants           2001 Grants
                                            -----------           -----------
      Risk free interest rates              4.43 - 4.56%             4.76%
      Volatility factors                     116 - 137%               100%
      Weighted average expected life          10 years             4.90 years
      Weighted average fair value per share     $0.25               $3,700.00
      Expected dividends                         --                    --

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

      There have been no other options granted since 2001.

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

      The net acquired assets were valued as follows:

      Current assets                                              $  23,616
      Property and equipment                                         11,240
      Other assets                                                  100,909
      Liabilities assumed                                         (107,667)
                                                                  ---------
      Less: consideration                                           246,609
                                                                  ---------
      Goodwill                                                    $ 218,511
                                                                  =========

      At December 31, 2005, the Company wrote off the goodwill from the acquisition of TBM Technologies Inc., for impairment based on reduced cash flow estimates.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

5.    ACCOUNTS RECEIVABLE
                                                    3/31/06        12/31/05
                                                  ---------       ---------
                                                          $               $
      Accounts receivable                         1,971,497       2,043,214
      Less:  Allowance for doubtful accounts       (207,878)       (201,876)
                                                  ---------       ---------
                                                  1,763,619       1,841,338
                                                  =========       =========
      Allowance for doubtful accounts
      Balance, beginning of period                  201,876         179,648
      Provision                                       6,002          42,051
      Recoveries                                         --         (19,823)
                                                  ---------       ---------
      Balance, end of period                        207,878         201,876
                                                  =========       =========

6.    PROPERTY AND EQUIPMENT

                                                 3/31/06                12/31/05
                                  -----------------------------------   --------
                                               ACCUMULATED
                                       COST   AMORTIZATION        NET        NET
                                  ----------------------------------------------
                                          $              $          $          $

Furniture and equipment             174,746        143,791     30,955     31,734
Computer equipment and software   3,825,629      3,325,120    500,509    524,474
Leasehold improvements               57,422         37,529     19,893     21,481
                                     ------         ------     ------     ------

                                  4,057,797      3,506,440    551,357    577,689
                                  =========      =========    =======    =======

Property and equipment
 under capital lease                257,509        163,336     94,173     99,408
                                    =======        =======     ======     ======

      Amortization of property and equipment for the three months ended March 31, 2006 amounted to $68,608 including amortization of property and equipment under capital lease of $4,933.

      Amortization of property and equipment for the year ended December 31, 2005 amounted to $280,837 including amortization of property and equipment under capital lease of $44,275.

7.    GOODWILL

      Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                                        3/31/06    12/31/05
                                                                        -------    --------
                                                        ACCUMULATED
                                          ACCUMULATED    IMPAIRMENT
                                  COST   AMORTIZATION        LOSSES         NET         NET
                             --------------------------------------------------------------
Technical Publications &
Engineering (CadCam Inc.
and TBM Technologies Inc.)   5,955,880        535,164     2,913,164   2,507,552   2,507,552
                             ---------        -------     ---------   ---------   ---------

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      During the fourth quarter 2005, conditions were present that clearly indicated an impairment of the goodwill of TBM Technology Inc., including adverse changes in legal factors (see note 22) and business climate as well as the projection of continued cash flow losses. As a result of these conditions, the full amount of goodwill of $218,511 was written off.

      On an ongoing basis, absent any impairment indicators, the Company expects to perform a goodwill impairment test as of the end of the fourth quarter of every year.

8.    OTHER ASSETS

                                                      3/31/06       12/31/05
                                                      -------       --------
                                                            $              $

      Cash surrender value of life insurance           66,920         66,920
      Deferred Financing Costs                        173,094        192,424
                                                      =======        =======

      Total                                           240,014        259,344
                                                      =======        =======

      Included in Other Assets are deferred financing costs related to the Laurus Convertible Financing Facility to be amortized over the three-year term of the debt, beginning July 1, 2005. Amortization of other assets for the three months ended March 31, 2006 amounted to $19,324. Amortization of other assets for the year ended December 31, 2005 amounted to $89,919 including amortization of $51,551 on customer lists acquired on January 17, 2005 (Note 4) the balance of which $53,799 was written off for impairment at year-end.

9.    RECEIVABLE DISCOUNT FACILITY

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

11.   12% CONVERTIBLE DEBENTURE

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      As the embedded derivatives are not standard and are not publicly quoted, a combination of Black-Scholes methodologies and Monte Carlo simulations were used. Valuations were performed at each quarter end and the conversion option, warrants and options were each valued separately. As the Company has no public rating or no public debt, it is very difficult to estimate the potential change of the credit spread between the issue date and valuation dates. Moreover, there is no evidence of any material event that could change significantly the credit spread of the issue. A constant credit spread equal to 300 basis points as per the issue date was therefore assumed in the valuation. For the valuation as of December 31, 2005 an assumption of 158% volatility was used and for the valuation at March 31, 2006, an assumption of 142% volatility was used.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

                                                                 Weighted
             Tranche         Notional      Conversion Price      Average
             -------         --------      ----------------      -------
            Tranche 1       1,000,000             0.4             0.1290
            Tranche 2       1,000,000             0.5             0.1613
            Tranche 3       1,100,000            0.53             0.1881
                            =========                            =======
              Total         3,100,000                             0.4784

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

      The 8% floor on interest rate clause contained in the conversion option was valued using a Monte Carlo simulation model with a mean reversion process to simulate the prime rate. As the value of the floor option was determined to be relatively insignificant ($29,000 liability as of December 31, 2005 and $700 liability as of March 31, 2006 representing an impact on the fair value of 1% and .025%respectively for the valuations), it was ignored in the valuation of the conversion option. The impact of this analysis will be performed at each valuation date. If the model shows that the floor option would have a significant impact on the market value, the conversion option will have to be valued using a different model that will implicitly account for the floor option such as the binomial model.

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

      Valuation Results

          Derivative                         3/31/06       12/31/05
          ----------                         -------       --------
          Conversion Options                $302,640       $452,928
          Interest Adjustment Clause        ($16,178)      ($28,687)
          Warrants                          $380,729       $393,100
          Options                             70,273        $87,848
                                            --------       --------
                                            $737,464       $905,189
                                            ========       ========

      During the three months ended March 31, 2006, the Company amortized $142,105 of the initial value of the derivatives and embedded derivatives which are included in financing costs. The mark to market of the derivatives including the embedded derivatives at the end of each period was credited to financing costs in the amount of $266,313.

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

      Due to its ongoing discussion with the SEC, the Company failed to file and cause to be effective a registration statement by March 30, 2006. Laurus has agreed to waive the event of default and associated liquidated damages and to extend the filing deadline until July 1, 2006.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      On January 26, 2006, the Company and Laurus executed an Overadvance Side Letter whereby Laurus increased the overadvance amount on the revolving note to $1,200,000 ("Second Overadvance"). The second overadvance bears interest at the prime rate as published by the Wall Street Journal plus 2%. The second overadvance expires on July 27, 2006. In the event that the overadvance is not repaid in full by this date, the interest rate will be increased by an additional 1% per month. In consideration of the Second Overadvance, the Company issued 500,000 additional common stock purchase warrants with an exercise price of $0.01 per share which expire on January 26, 2012. Using the standard Black-Scholes methodology, these warrants were valued to be $98,588 which is being offset against the Laurus financing and will be amortized over the remaining term of the debt.

      At the end of each period, the balance on the Laurus facility was as follows:

                                                    3/31/06          12/31/05
                                                    -------          --------
                                                          $                 $
      Principal balance                           2,688,110         2,522,219
                                                 ----------        ----------
      Deferred Financing Costs                   (1,309,001)       (1,353,063)
                                                 ----------        ----------
      Total                                       1,379,109         1,169,156
                                                 ==========        ==========

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

13.   ACCOUNTS PAYABLE

      Included in accounts payable at the end of each period are the following:

                                                    3/31/06          12/31/05
                                                    -------          --------
                                                          $                 $
     Trade payables                                 306,093           276,486
     Accrued payroll and payroll liabilities        510,363           266,343
     Accrued bonuses                                 86,537           130,866
     Accrued professional fees                      234,425           245,368
     Other                                          170,682           247,189
                                                 ----------        ----------
                                                  1,308,100         1,166,152
                                                 ==========         =========

14.   LONG-TERM DEBT

      i) March 31, 2006

      At March 31, 2006, the Company had a loan balance of $168,775 with Terry Lyons with monthly payments of $10,000. The loan bears interest at US prime plus 14%. Mr. Lyons agreed to defer the monthly payments from February to June 2006, to assist the Company with cash flow. The increase in the principal balance reflects the accrued and unpaid interest as at March 31, 2006.

      ii) December 31, 2005

      At December 31, 2005, the Company had a loan balance of $163,987 with Terry Lyons with monthly payments of $10,000. The loan bears interest at US prime plus 14%.

                                                    3/31/06          12/31/05
                                                    -------          --------
                                                          $                 $
      a) Included therein:

      A secured loan with T. Lyons payable in
      monthly payments of $10,000 beginning
      April 5, 2004 and bearing interest at US
      prime plus 14% per annum. This loan is
      subordinated to Laurus Master Fund, Ltd.
      and matures July 2007.                       $168,775           163,987

      Various capital leases secured by
      property and equipment with various
      payment terms and interest rates ranging
      from 10-22%. These leases mature between
      April 2006 and July 2007.                      29,276            30,165
                                                 ----------        ----------
                                                    198,051           194,152

      Less: current portion                         107,249           124,326
                                                 ----------        ----------

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                     90,802            69,826
                                                 ==========        ==========

      b) Future principal payments obligations as at March 31, 2006, were as follows:

            2006              85,285
            2007             105,813
            2008               6,953
            2009                  --
            2010                  --
                            --------
                            $198,051
                            ========

      c) Interest expense related to long-term debt was $19,585 for the three months ended March 31, 2006 and $53,132 for the year ended December 31, 2005.

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

      On July 7, 2005, the Company entered into an agreement with Financial Media Relations, LLC, a California company, for the purpose of developing and implementing a marketing and investor relations program and the provision of business development and strategic advisory services. The term of the agreement is twelve months at a cost of $20,500 on execution and $12,500 per month thereafter. In addition, the Company issued 100,000* shares of common stock, no par value per share, and warrants to purchase 500,000* shares of common stock exercisable at $0.41 per share and 100,000* shares of common stock exercisable at $1.20 per share. The warrants shall be exercisable for a period of two years, shall vest immediately and be deemed earned upon issuance, and all warrants shall have "piggyback" registration rights. Using the Black-Scholes pricing model, the fair value of the warrants was determined to be $57,057 and is included in selling expenses at December 31, 2005.

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      c) Warrants

      For each of the periods presented, the following warrants for the purchase of one common share per warrant (as adjusted for 1:5,000 reverse stock split on June 29, 2005) at the following prices per common share and expiry dates were outstanding:

      Number of warrants*
             3/31/06        12/31/05     Exercise price per share    Expiry date
      --------------------------------------------------------------------------
                  --              --                   $16,200.00           2004
                  --              --                $16,250.00 to           2005
                                                       $18,550.00
                  --              --                   $12,300.00           2005
                  --              --       $3,150.00 to $5,000.00           2005
                  --              20                    $7,500.00           2006
                 133             213                    $2,750.00           2006
                  --              --                      $400.00           2007
             500,000         500,000                        $0.41           2007
             100,000         100,000                        $1.20           2007
                 124             124                      $200.00           2009
               2,400           2,400                       $87.50           2009
                  --              --                        $3.75           2009
                  --              --                        $2.00           2009
                 229             229                        $1.25           2009
               1,714           1,714                       $87.50           2010
               2,857           2,857                       $43.75           2010
              13,333          13,333                        $3.75           2010
                  --              --                        $2.00           2010
               9,083           9,083                        $1.25           2010
                  --              --                        $1.00           2010
                  --              --                        $2.00           2011
                  --              --                        $1.40           2011
              47,388          47,388                        $1.25           2011
              62,500          62,500                        $1.00           2011
           1,050,000       1,050,000                        $0.55           2011
           1,050,000       1,050,000                        $0.60           2011
             500,000              --                        $0.01           2012
      --------------------------------------------------------------------------
           3,339,761       2,839,861
      --------------------------------------------------------------------------

      A summary of changes to number of issued warrants is as follows:

      Outstanding at December 31, 2004            1,811,389*
                                                 ----------
      Issued                                      2,700,000
      Cancelled                                  (1,671,189)
      Exercised                                          --
      Expired                                          (339)
                                                 ----------
      Outstanding at December 31, 2005            2,839,861*
                                                 ----------
      Issued                                        500,000
      Cancelled                                          --
      Exercised                                          --
      Expired                                          (100)
                                                 ----------
      Outstanding at December 31, 2005            3,339,761*
                                                 ==========

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      As disclosed in Note 12, on January 26, 2006, the Company issued 500,000* additional common stock purchase warrants to Laurus Master Fund, Ltd. with an exercise price of $0.01 per share and expire on January 26, 2012.

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      d) Stock Options

      The Company's Board of Directors and shareholders have approved the adoption of the 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option Plan and 2005 Stock Option Plan. Under the plans, a total of 2,001,674 options were authorized to be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. At March 31, 2006, 1,864,654 options remain outstanding and 137,020 options are available for future grant. At December 31, 2005, 1,864,659 options remain outstanding and 137,015 options are available for future grant.

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

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

16.   DEFERRED INCOME TAXES AND INCOME TAXES

      a) Deferred Income Taxes

      The components of the future tax liability benefit by source of temporary differences that gave rise to the benefit are as follows:

                                                          3/31/06      12/31/05
                                                          -------      --------
                                                                $             $
      Losses available to offset future income taxes    5,477,000     5,221,000
      Deferred costs and customer lists                    33,000        33,000
      Share and debt issue costs                          (14,000)      126,000
      Property and equipment                              958,000       949,000
                                                       ----------     ---------
                                                        6,454,000     6,329,000

      Less: valuation allowance                         6,454,000     6,329,000
                                                       ----------     ---------

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      b) Current Income Taxes

      Current income taxes consist of:

                                                          3/31/06      12/31/05
                                                          -------      --------
                                                                $             $
      Amounts calculated at statutory rates              (148,662)     (581,881)
                                                       ----------     ---------
      Permanent differences                                31,505       304,304
      Valuation allowance                                 125,000       417,000
                                                       ----------     ---------
                                                          156,505       721,304
                                                       ----------     ---------
      Current income taxes                                  7,843       139,423
                                                       ==========     =========

      Issue expenses totaling approximately $508,000 may be claimed at the rate of 20% per year with $322,000 until 2006, and $186,000 until 2009. To the extent that these expenses create a loss, which are available to be carried forward for seven years for losses up to and including 2003 and for ten years commencing in 2004 from the year the loss is incurred. The Company has not reflected the benefit of utilizing non-capital losses totaling approximately $13,000,000, nor a capital loss totaling $750,000 in the future as a deferred tax asset as at March 31, 2006. As at the completion of the March 31, 2006 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.

17.   COMPREHENSIVE LOSS

                                                          3/31/06      12/31/05
                                                          -------      --------
                                                                $             $
      Net loss                                           (371,656)   (2,835,306)
      Other comprehensive loss
         Cumulative adjustment to market value                 --            --
         Foreign currency translation adjustments          10,033        (8,909)
                                                         --------    ----------
      Comprehensive loss                                 (361,623)   (2,844,215)
                                                         ========    ==========

      The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

18.   DISCONTINUED OPERATIONS

      Effective March 8, 2002, the Company sold its technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in the Company's technology division, including the employees of TidalBeach Inc. The Company will not have future revenues from either its Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. There was no technology revenue for the three months ended March 31, 2006 and 2005. The net loss for the technology operations for the three months ended March 31, was nil in 2006 and $4,600 in 2005.

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

      There was no training revenue for the three months ended March 31, 2006 and 2005. The net loss for the training division for the three months ended March 31, was nil in 2006 and $4,500 in 2005.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      There was no revenue or losses attributable to the IT recruitment division for the three months ended March 31, 2006 and 2005.

      The following table presents the revenues, income (loss) from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc. and the IT recruitment division:

                                                    Three months ended March 31,
                                                                       Restated
                                                           2006   2005 (note 25)
                                                           ----   --------------
                                                                              $
      Revenues                                               --              --
                                                           ----         -------
      Loss from operations before income taxes               --          (4,536)

      Provision for Income Taxes                             --           4,597
                                                           ----         -------
      Loss from discontinued operations                      --          (9,133)
                                                           ====         =======

19.   SCHEDULE OF NON-CASH ITEMS PER STATEMENT OF CASH FLOW

      The Company issued common shares and warrants for the following:

                                                    Three months ended March 31,
                                                                       Restated
                                                           2006   2005 (note 25)
                                                           ----   --------------
                                                              $               $
      Services rendered                                      --              --
      Accounts payable                                       --              --
                                                           ----         -------
                                                             --              --
                                                           ====         =======

20.   SEGMENTED INFORMATION

      a) Revenue and Gross Profit by Geographic Area

                                                    Three months ended March 31,
                                                                       Restated
                                                           2006   2005 (note 25)
                                                           ----   --------------
                                                              $               $
      Revenue
        Canada                                          432,910         296,644
        United States of America                      2,477,404       3,306,295
                                                      ---------       ---------
                                                      2,910,314       3,602,939
                                                      =========       =========
      Gross Profit
        Canada                                          166,133         100,243
        United States of America                        655,251       1,171,926
                                                      ---------       ---------
                                                        821,384       1,272,169
                                                      =========       =========

      b) Net Income (Loss) by Geographic Area

                                                    Three months ended March 31,
                                                                       Restated
                                                           2006   2005 (note 25)
                                                           ----   --------------
                                                              $               $
      Canada                                           (153,010)       (673,827)
      United States of America                         (218,646)        533,008
                                                      ---------       ---------
                                                       (371,656)       (140,819)
                                                      =========       =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      c) Identifiable Assets by Geographic Area

                                                        3/31/06        12/31/05
                                                      ---------       ---------
                                                              $               $
      Canada                                            765,124         811,119
      United States of America                        4,513,581       4,641,133
                                                      ---------       ---------
                                                      5,278,705       5,452,252
                                                      =========       =========

      d) Revenues from Major Customers and Concentration of Credit Risk

      The consolidated entity had the following revenues from major customers:

      For the three months ended March 31, 2006, one customer had sales of $412,614, representing approximately 14% of total revenue. For the three months ended March 31, 2005, one customer had sales of $1,385,218, representing approximately 38% of total revenue.

      e) Purchases from Major Suppliers

      There were no significant purchases from major suppliers.

21.   EARNINGS PER SHARE

      The Company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of operations, of both basic and diluted earnings per share.

                                                    Three months ended March 31,
                                                                       Restated
                                                           2006   2005 (note 25)
                                                           ----   --------------
                                                              $               $

      NUMERATOR
      Loss from continuing operations                  (371,656)       (131,686)

      Loss from discontinued operations                      --          (9,133)
                                                      ---------       ---------
      Net loss                                         (371,656)       (140,819)
                                                      =========       =========
      DENOMINATOR
      Weighted Average common stock outstanding*      4,369,147       3,685,690
                                                      =========       =========
      Basic and diluted loss per common share from
      continuing operations                               (0.09)          (0.04)
                                                      =========       =========
      Basic and diluted loss per common share after
      discontinued operations                             (0.09)          (0.04)
                                                      =========       =========
      Average common stock outstanding*               4,369,147       3,685,690
      Average common stock issuable                          --              --
                                                      ---------       ---------
      Average common stock outstanding assuming
      dilution*                                       4,369,147       3,685,690
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

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

22.   COMMITMENTS AND CONTINGENCIES

      a) Lease Commitments

      Minimum payments under operating leases for premises occupied by the Company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at March 31, 2006, for the next five years are as follows:

                     2006        $275,919
                     2007         400,903
                     2008         260,861
                     2009         140,477
                     2010         140,477
               Thereafter              --
                               ----------
                               $1,218,636
                               ==========

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

      b) On November 3, 2005, the Company terminated the service agreement of the vendors of TBM Technologies Inc., acquired on January 17, 2005, for what it believes is a material breach of the agreement by the vendors. The vendors are seeking termination pay from the Company in the amount of approximately $40,000. The Company intends to defend this claim vigorously and counterclaim for losses suffered as well as jeopardy to its reputation by the actions of the vendors.

      c) The Company is party to various lawsuits arising from the normal course of business and its restructuring activities. No material provision has been recorded in the accounts for possible losses or gains. Should any expenditure be incurred by the Company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

23.   SUBSEQUENT EVENTS

      On January 3, 2006, the Company executed a Letter of Intent to acquire an engineering services firm located in New Jersey. The purchase price will be calculated at five times audited 2005 EBIT of the Seller and will be payable as follows: thirty percent in cash; twenty per cent in a two year subordinated note bearing annual interest at US prime, payable quarterly and guaranteed by the Company; twenty-five per cent in the Company's common shares; and, twenty-five per cent in the Company's preferred shares which will be convertible into common shares. The acquisition is subject to due diligence and the audit of the Seller's 2005 and 2004 financial statements which is currently being performed.

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

      b) Concentration of Credit Risk

      Although the Company had one significant customer representing 14% of total revenue, the Company continues to actively expand its customer base. The Company's revenue is derived from customers of various industries and geographic locations reducing its credit risk. Where exposed to credit risk, the Company mitigates this risk by routinely assessing the financial strength of its customers, establishing billing arrangements and monitoring the collectibility of the account on an ongoing basis.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

25.   RESTATEMENTS

      The accompanying financial statements for the three months ended March 31, 2005 have been restated to correct accounting errors for the beneficial conversion feature on convertible debentures.

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

      The Company has amended its financial statements for the three months ended March 31, 2005 to limit the value of the beneficial conversion feature to the amount of proceeds allocated to the convertible debenture and to amortize the beneficial conversion feature from the date of issuance to the stated redemption date.

      The effect of this restatement was to decrease the Company's net loss by $4,269. This restatement concerns a non-cash item.

      The following table quantifies the EPS impact of this restatement:

                                                                 Operating
                                                                 Earnings (Loss)
                                                       Amount    per Share
      --------------------------------------------------------------------
      Net loss, as reported in March 31, 2005
        Form 10Q-SB to correct accounting error
        for recording beneficial conversion
        feature on convertible debentures           $(145,088)       (0.04)
      Revised net loss                                  4,269        (0.00)
                                                    ----------------------
                                                    $(140,819)       (0.04)
                                                    ======================

26.   COMPARATIVE FIGURES

      Certain figures in the March 31, 2005 financial statements have been reclassified to conform with the basis of presentation used at March 31, 2006.

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

PLAN OF OPERATION

      We focus on building relationships with customers in high growth industries such as defense and aerospace. We have since been repositioning in growth industries and targeting customers with high growth potential, such as those in defense. We believe we are poised to benefit from the increased demand generated by aerospace and defense-related customers who we expect will increasingly rely on our project engineering design, expertise and technical staffing services. This year we will continue to solidify our relationships to actively increase new business opportunities with existing customers including General Dynamics, Lockheed Martin, Boeing, General Electric, United Defense and TACOM. We intend to continue to grow organically as well as through acquisitions over the next year. Acquisitions will be limited to profitable engineering companies, which must have an immediate accretive impact.

                      STATEMENTS OF OPERATIONS--PERCENTAGES
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                           2006         2005
                                                           ----         ----
                                                              %            %
REVENUE                                                     100          100

COST OF SERVICES                                             72           65
                                                           ----         ----
GROSS PROFIT                                                 28           35

EXPENSES
  ADMINISTRATIVE                                             21           16
  SELLING                                                    16           10
  DEPRECIATION AND AMORTIZATION                               3            2
  WRITE DOWN OF PROPERTY AND EQUIPMENT                       --           --
  FINANCING COSTS                                            (4)          --
                                                           ----         ----
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
INTEREST CHARGES AND INCOME TAXES                            (8)           7

  INTEREST CHARGES                                            5           10
                                                           ----         ----
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         (13)          (3)

INCOME TAXES                                                 --           --
                                                           ----         ----
LOSS FROM CONTINUING OPERATIONS                             (13)          (3)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                   --           (1)
                                                           ----         ====
NET LOSS                                                    (13)          (4)
                                                           ====         ====

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

REVENUE

Our revenue is comprised of engineering services including the complete planning, staffing, development, design, implementation and testing of a project. It can also involve enterprise-level planning and project anticipation. Our specialized engineering services include: design, build and drafting, technical publications and documentation. We outsource our technical publications and engineering services on both a time and materials and project basis. Customers we provide engineering services to include General Dynamics, General Electric, General Motors, Lockheed Martin, Cummins Engines, ABB, Eaton Aerospace, Remy, America Inc., Toyota, Atlas Copco and Comdev Space Group.

For the three months ended March 31, 2006, we derived 85% of our revenue in the United States compared to 92% for the three months ended March 31, 2005. This decrease is a result of our focus on expanding our engineering service offerings in Ontario, Canada and the increase in sales from this location of $135,000 or 46% from $295,000 for the three months ended March 31, 2005 to $430,000 for the three months ended March 31, 2006.

Consolidated revenues for the three months ended March 31, 2006 decreased by $690,000 or 19% to $2,910,000 as compared to $3,600,000 for the three months ended March 31, 2005. This decrease is largely attributable to the decline in sales of approximately $970,000 from one major customer located in the United States who represented 38% of our consolidated revenue for the three months ended March 31, 2005 compared to 14% for the three months ended March 31, 2006.

COSTS OF SERVICES

The direct costs of engineering services include wages, benefits, software training and project expenses. Costs of services for the three months ended March 31, 2006 decreased by $240,000 or 10% to $2,090,000 as compared to $2,330,000 for the three months ended March 31, 2005. This decrease is largely attributable to the decrease in revenue. As a percentage of revenue, however, the cost of services for the three months ended March 31, 2006 increased from 65% in 2005 to 72% in 2006. This increase is related to the additional hardware and software expenses originally procured in 2005 to support our major customer and which were not utilized and therefore non-billable during the three months ended March 31, 2006.

GROSS PROFIT

Gross profit is calculated by subtracting all direct costs from net revenue. Gross profit for the three months ended March 31, 2006 decreased by $450,000, or 35%, to $820,000 compared to $1,270,000 for the three months ended March 31, 2005. As a percentage of revenue, gross profit for the three months ended March 31, 2006 was 28% compared to 35% in 2005. The decrease in gross profit can be attributed to the aforementioned non-billable expenses as well as the addition of lower margin engineering projects as a means of establishing new clients and the increase in lower margin contract placement sales.

EXPENSES

Total expenses for the three months ended March 31, 2006 were $1,040,000 which is the same as 2005.

ADMINISTRATIVE EXPENSES

Administrative expenses increased by $20,000 or 3% to $600,000 for the three months ended March 31, 2006 compared to $580,000 for the three months ended March 31, 2005. This increase is largely attributable to an increase in legal and accounting fees. As a percentage of revenue, administrative expenses for the three months ended March 31, 2006 was 21% compared to 16% in 2005.

SELLING EXPENSES

Selling expenses increased by $100,000, or 27%, to $470,000 for the three months ended March 31, 2006 compared to $370,000 for the three months ended March 31, 2005. This increase is attributable to the additional salaries of new sales staff hired during the later part of 2005 and early 2006. As a percentage of revenue, selling expenses for the three months ended March 31, 2006 was 16% compared to 10% in 2005.

DEPRECIATION AND AMORTIZATION

For the three months ended March 31, 2006, depreciation and amortization expenses increased by $10,000, or 12%, to $90,000 compared to $80,000 for the three months ended March 31, 2005. As a percentage of revenue, depreciation and amortization expenses increased to 3% for the three months ended March 31, 2006 compared to 2% in 2005.

WRITE DOWN OF PROPERTY AND EQUIPMENT

During the three months ended March 31, 2005, we wrote down property and equipment in the amount of $3,851. The fair value of the impaired asset was generally estimated by discounting the expected future cash flows of the individual assets. Impairment was indicated by adverse change in market prices, current period cash flow losses combined with a history of losses, or a significant change in the manner in which the asset is to be used.

FINANCING COSTS

During the three months ended March 31, 2006, we amortized $142,105 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. convertible debt financing closed on June 27, 2005. At March 31, 2006, the fair value of the derivates and embedded derivatives were marked-to-market with a total of $266,313 credited to financing costs. There were no financing costs during the three months ended March 31, 2005.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST CHARGES AND INCOME
TAXES

For the three months ended March 31, 2006, loss from continuing operations before interest charges and income taxes increased to a loss of $220,000 compared to income of $230,000 for the three months ended March 31, 2005.

INTEREST CHARGES

For the three months ended March 31, 2006, interest charges decreased by $220,000, or 61%, to $140,000 from $360,000 for the three months ended March 31, 2005. This decrease is largely attributable to the reduced interest expense on the beneficial conversion feature recognized on convertible debt. Included in the interest charges for the three months ended March 31, 2006 is $110,000 paid on the revolving convertible note balance and overadvance with Laurus Master Fund, Ltd. and $30,000 on various loans and leases. Included in the interest charges for the three months ended March 31, 2005 is $270,000 in beneficial conversion expense and $20,000 in interest paid to the convertible debenture holders in share on conversion. Also included in interest charges for the three months ended March 31, 2005 is interest of $70,000 paid on the receivable discount facility with Morrison Financial Services Limited as well as various loans and leases.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

For the three months ended March 31, 2006, loss from continuing operations before income taxes increased by $240,000 or 200% to a loss of $360,000 compared to a loss of $120,000 in 2005.

INCOME TAXES

Income tax expense for the three months ended March 31, 2006 was $8,000 which is the same for 2005.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations for the three months ended March 31, 2006 increased by $240,000 or 184% to a loss of $370,000 compared to a loss of $130,000 for the three months ended March 31, 2005.

LOSS FROM DISCONTINUED OPERATIONS

Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the three months ended March 31, 2006 and 2005.

Effective March 8, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in our technology division, including the employees of TidalBeach Inc. As we will not have future revenues from either its Njoyn or Secondwave products, the technology operations have been reported as discontinued. There was no technology revenue for the three months ended March 31, 2006 and 2005. The net loss for the technology operations for the three months ended March 31, was nil in 2006 and $5,000 in 2005.

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

As a result of these two transactions, we will not have future revenues from our training division and therefore the operations have been reported as discontinued. There was no training revenue for the three months ended March 31, 2006 and 2005. The net loss for the training division for the three months ended March 31, was nil in 2006 and $5,000 in 2005.

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

There was no revenue or losses attributable to the IT recruitment division for the three months ended March 31, 2006 and 2005.

NET LOSS

For the three months ended March 31, 2006, net loss increased by $230,000 or 164% to a net loss of $370,000 compared to a net loss of $140,000 for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

With insufficient working capital from operations, our primary source of cash is a convertible financing facility with Laurus Master Fund, Ltd. At March 31, 2006, the principal balance on the loan facility was $2,690,000.

At March 31, 2006, we had cash of $100,000 and a working capital deficiency of $1,100,000. At March 31, 2006, we had a cash flow deficiency from operations of $200,000. At March 31, 2005, we had cash of $220,000 and a working capital deficiency of $30,000. At March 31, 2005, we had a cash flow deficiency from operations of $90,000.

At March 31, 2006, we had a cash flow deficiency from investing activities of $5,000 related to the purchase of property and equipment. At March 31, 2005, we had a cash flow deficiency from investing activities of $130,000 also related to the purchase of property and equipment.

At March 31, 2006 we had cash flow from financing activities of $150,000 largely attributable to proceeds from the convertible financing facility with Laurus. At March 31, 2005, we had cash flow from financing activities of $260,000 attributable primarily to proceeds from the receivable discount facility with Morrison Financial Services Limited.

At March 31, 2006 we had a loan balance of $170,000 with an individual, Terry Lyons. The loan is payable in monthly installments of $10,000 and bears interest at US prime plus 14% per annum. The loan is secured and is subordinated to Laurus. Mr. Lyons agreed to defer the monthly payments from February to June 2006 to assist with cash flow.

At March 31, 2006, we had approximately $30,000 outstanding on various capital leases secured by property and equipment with various payment terms and interest rates ranging from 10% to 22%. The maturity dates on these leases range from April 2006 to July 2007.

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

Despite our recurring losses and negative working capital, we believe that we have developed a business plan that, if successfully implemented, could improve our operational results and financial condition. However, we can give no assurances that our current cash flows from operations, if any, borrowings available under our receivable discount facility, and proceeds from the sale of securities, will be adequate to fund our expected operating and capital needs for the next twelve months. The adequacy of our cash resources over the next twelve months is primarily dependent on our operating results and the effectiveness of a registration statement registering the shares and warrants underlying the Laurus facility, which are subject to substantial uncertainties. Cash flow from operations for the next twelve months will depend, among other things, upon the effect of the current economic slowdown on our sales and management's ability to implement our business plan. The failure to return to profitability and optimize operating cash flow in the short term, and to successfully raise additional financing, could have a material adverse effect on our liquidity position and capital resources, which may force us to curtail our operations.

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

In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-based Payment". This statement requires employers to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123 (Revised) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123 (Revised) becomes effective for annual reporting periods that begin after December 15, 2005. Effective January 1, 2006 the Company adopted this standard using the modified prospective method of transition. This method requires that issued financial statements be restated based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS No. 123. SFAS No. 123 (Revised) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123 (Revised), the expense attributable to an award will be measured in accordance with the company's measurement model at that award's date of grant. The total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

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

During the fourth quarter 2005, conditions were present that clearly indicated an impairment of goodwill of TBM Technologies Inc., including adverse changes in legal factors and business climate as well as the projection of continued cash flow losses. As a result of these conditions, the full amount of the goodwill of $218,511 was written off.

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

If we are unable to compete effectively with existing or new competitors, the loss of our competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share. If we are unable to manage our inventory, we will not be able to satisfy customer demand. Our reliance on one or a few suppliers for inventory components could delay shipments and increase our costs. Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers. Since we may order components from suppliers in advance of receipt of customer orders for our products that include these components, we could face a material inventory risk. Our products may have quality issues that could adversely affect our sales and reputation. We are dependent on significant customers, as noted in Management's Discussion and Analysis.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

In November 2002, we sold certain assets of our training division to Thinkpath Training LLC. Pursuant to this agreement, Thinkpath Training LLC assumed certain liabilities including the property lease for this division which expires August 31, 2006. In April 2006, we were notified by Thinkpath Training LLC that they had failed to meet their rent obligations and currently had rent arrears of approximately $80,000. The lessor has filed a claim against us and Thinkpath Training LLC demanding that the rent arrears be paid and the premises vacated immediately. Although we intend to defend this claim vigorously, we may be held liable for the rent arrears plus the balance of the lease which expires August 31, 2006 for an additional amount of $115,000.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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


Dated: May 19, 2006     By: /s/ Declan French         By: /s/ Kelly Hankinson
                        ---------------------         -----------------------
                        Declan French                 Kelly L. Hankinson
                        Chief Executive Officer       Chief Financial Officer