Form 10QSB
period 2006-06-30
THINKPATH INC
filed 2006-08-21
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

           AS OF AUGUST 21, 2006 THERE WERE 9,988,082 SHARES OF COMMON
                   STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES | | NO |X|

                                 THINKPATH INC.
                  JUNE 30, 2006 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.  Financial Statements

          Interim Consolidated Balance Sheets as of June 30, 2006 and
          December 31, 2005................................................  4-5
          Interim Consolidated Statements of Operations for the three and six
          months ended June 30, 2006 and 2005..............................    6
          Interim Consolidated Statements of Changes in Stockholders' Equity
          for the six months ended June 30, 2006 and the year ended
          December 31, 2005................................................    7
          Interim Consolidated Statements of Cash Flows for the six months
          ended June 30, 2006 and 2005.....................................    8
          Notes to Interim Consolidated Financial Statements............... 9-32

Item 2.  Management's Discussion and Analysis or Plan of Operation.........33-48

Item 3.  Controls and Procedures...........................................   49

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   49

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   50

Item 3.  Defaults Upon Senior Securities ..................................   50

Item 4.  Submission of Matters to a Vote of Security Holders ..............   50

Item 5.  Other Information ................................................   50

Item 6.  Exhibits and Reports on Form 8-K .................................   51

ITEM 1.  FINANCIAL STATEMENTS


                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2006

                        (AMOUNTS EXPRESSED IN US DOLLARS)

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                         6/30/2006   12/31/2005
                                                        ----------   ----------
                                                                 $            $

                                     ASSETS

CURRENT ASSETS
    Cash                                                   602,824      123,056
    Accounts receivable (note 5)                         2,087,565    1,841,338
    Prepaid expenses                                       105,222      143,273
                                                        ----------   ----------
                                                         2,795,611    2,107,667

PROPERTY AND EQUIPMENT (note 6)                            859,571      577,689

GOODWILL (note 7)                                        4,402,814    2,507,552

OTHER ASSETS (note 8)                                      830,588      259,344
                                                        ----------   ----------
                                                         8,888,584    5,452,252
                                                        ==========   ==========

    The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                      6/30/2006     12/31/2005
                                                    ------------   ------------
                                                               $              $

                                   LIABILITIES

CURRENT LIABILITIES
    Laurus revolving note (note 12)                    2,351,271             --
    Convertible financing -  Laurus  (note 12)                --      1,169,156
    Convertible financing - derivatives (note 12)             --        424,241
    Accounts payable (note 13)                         1,543,328      1,166,152
    Current portion of long-term debt (note 14)          687,903        124,326
                                                    ------------   ------------
                                                       4,582,502      2,883,875

    LONG-TERM DEBT (note 14)                           1,002,237         69,826
    CONVERTIBLE FINANCING - DERIVATIVES (note 12)        787,371        480,948
    DEFERRED TAX LIABILITY (note 16)                     107,711             --
                                                    ------------   ------------
                                                       6,479,821      3,434,649
                                                    ============   ============

COMMITMENTS AND CONTINGENCIES (note 22)

                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (note 15)                               42,198,530     40,486,219

DEFICIT                                              (38,854,872)   (37,518,943)

ACCUMULATED OTHER COMPREHENSIVE LOSS (note 17)          (934,895)      (949,673)
                                                    ------------   ------------
                                                       2,408,763      2,017,603
                                                    ------------   ------------
                                                       8,888,584      5,452,252
                                                    ============   ============

    The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (RESTATED) (AMOUNTS EXPRESSED IN US DOLLARS)

                                                      3 months ended June 30,     6 months ended June 30,
                                                                    Restated                    Restated
                                                                      2005                        2005
                                                        2006        (note 25)       2006        (note 25)
                                                     ----------    ----------    ----------    ----------
                                                          $             $             $             $
REVENUE                                               3,793,823     3,603,870     6,704,137     7,206,809
COST OF SERVICES                                      2,558,950     2,535,022     4,660,079     4,865,792
                                                     ----------    ----------    ----------    ----------
GROSS PROFIT                                          1,234,873     1,068,848     2,044,058     2,341,017
                                                     ----------    ----------    ----------    ----------
EXPENSES
    Administrative                                      885,860       655,119     1,479,085     1,244,153
    Selling                                             464,660       325,085       938,476       693,119
    Depreciation and amortization                       175,775        85,731       263,707       167,269
    Write down of property and equipment                     --            --            --         3,851
    Debt forgiveness                                    (78,062)      (66,150)      (78,062)      (66,150)
    Financing costs and mark-to-market adjustments      577,756         4,523       453,549         4,523
                                                     ----------    ----------    ----------    ----------
                                                      2,025,989     1,004,308     3,056,755     2,046,765
                                                     ----------    ----------    ----------    ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INTEREST CHARGES AND INCOME TAXES           (791,116)       64,540    (1,012,697)      294,252

    Interest Charges                                    161,964       822,877       304,195     1,181,371
                                                     ----------    ----------    ----------    ----------
LOSS FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES                                       (953,080)     (758,337)   (1,316,892)     (887,119)

    Income Taxes (note 16)                               11,194        63,502        19,037        70,942
                                                     ----------    ----------    ----------    ----------
LOSS FROM CONTINUING OPERATIONS                        (964,274)     (821,839)   (1,335,929)     (958,061)

INCOME FROM DISCONTINUED OPERATIONS (note 18)                --        23,693            --        19,096
                                                     ----------    ----------    ----------    ----------
NET LOSS                                               (964,274)     (798,146)   (1,335,929)     (938,965)
                                                     ==========    ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
    OUTSTANDING BASIC AND DILUTED*                    4,369,147     4,000,971     4,369,147     3,665,040
                                                     ==========    ==========    ==========    ==========
LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
    AVERAGE COMMON STOCK BASIC AND DILUTED                (0.22)        (0.21)        (0.31)        (0.26)
                                                     ==========    ==========    ==========    ==========
LOSS FROM DISCONTINUED OPERATIONS PER WEIGHTED
    AVERAGE COMMON STOCK BASIC AND DILUTED                   --          0.01            --          0.01
                                                     ==========    ==========    ==========    ==========
NET LOSS PER WEIGHTED AVERAGE COMMON STOCK
    BASIC AND DILUTED                                     (0.22)        (0.20)        (0.31)        (0.26)
                                                     ==========    ==========    ==========    ==========

* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

    The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND THE YEAR ENDED DECEMBER 31, 2005 (AMOUNTS EXPRESSED IN US DOLLARS)

                                                         PREFERRED                                                      ACCUMULATED
                                       COMMON STOCK          STOCK       CAPITAL                                             OTHER
                                          NUMBER OF      NUMBER OF         STOCK                    COMPREHENSIVE    COMPREHENSIVE
                                            SHARES*         SHARES       AMOUNTS        DEFICIT              LOSS             LOSS
----------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2004           2,720,493                   39,686,047    (34,683,637)                          (940,764)
                                       ========================================================                      =============
Net loss for the period                          --                           --     (2,835,306)       (2,835,306)

Other comprehensive loss, net of tax:

  Foreign currency translation
  adjustments                                                                                              (8,909)          (8,909)
                                                                                                    -------------
Comprehensive loss                                                                                     (2,844,215)
                                                                                                    =============
Common stock repurchased for
cancellation (note 11)                     (626,384)                    (123,110)            --

Conversion of 12% senior secured
convertible debentures                    1,235,100                      317,168             --

Interest on 12% senior secured
convertible debentures                      131,395                       21,448             --

Common stock issued for investment          246,450                      246,609             --

Common stock and warrants issued
for services                                100,787                       98,057             --

Accrued liabilities settled through
the issuance of common stock                930,481                      240,000             --
                                       --------------------------------------------------------                      -------------
Balance as of December 31, 2005           4,738,322                   40,486,219    (37,518,943)                          (949,673)
                                       ========================================================                      =============
Net loss for the period                          --                           --     (1,335,929)       (1,335,929)

Other comprehensive loss, net of tax:

  Foreign currency translation
  adjustments                                                                                              14,778           14,778
                                                                                                    -------------
Comprehensive loss                                                                                     (1,321,151)
                                                                                                    =============
Common stock issued for investment        3,685,751                      763,000             --

Preferred stock issued for
investment                                                     700       699,687             --

Accrued liabilities settled through
the issuance of common stock              1,202,009                      249,624             --
                                       --------------------------------------------------------                      -------------
Balance as of June 30, 2006               9,626,082            700    42,198,530    (38,854,872)                          (934,895)
                                       ========================================================                      =============

* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

    The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                      Six Months Ended June 30,
                                                                                                      Restated
                                                                                        2006     2005 (note 25)
                                                                                        ----     --------------
                                                                                           $                  $
Cash flows from operating activities
    Net loss                                                                      (1,335,929)          (938,965)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Income (loss) from discontinued operations                                            --             19,096
    Depreciation and amortization                                                    263,707            167,269
    Beneficial conversion on issuance of convertible debt                                 --            474,302
    Interest on 12% senior secured convertible debentures                                 --             21,448
    Write off unamortized debt discount                                                   --            505,340
    Amortization of deferred financing costs                                         287,610              4,523
    Mark-to-market of derivatives                                                   (135,656)                --
    Loss on extinguishment of debt                                                   689,858                 --
    Gain on reversal of embedded derivative                                         (388,263)
    Write down of property and equipment                                                  --              3,851
    Decrease (increase) in accounts receivable                                       322,105           (468,688)
    Decrease (increase) in prepaid expenses                                           62,126            (92,468)
    Increase in accounts payable                                                     151,404            283,742
    Debt forgiveness                                                                 (78,062)           (66,150)
                                                                                  ----------         ----------
    Net cash provided by (used in) operating activities                             (161,100)           (86,700)
                                                                                  ----------         ----------
Cash flows from investing activities
    Purchase of property and equipment                                                (8,023)          (193,016)
    Cash received on disposal of other asset                                          66,920                 --
    Cash payment for acquisition net of cash acquired and related costs           (1,252,091)                --
                                                                                  ----------         ----------
    Net cash used in investing activities                                         (1,193,194)          (193,016)
                                                                                  ----------         ----------
Cash flows from financing activities
    Repayment of receivable discount facility                                             --           (728,416)
    Proceeds from revolving (convertible) financing facility                         303,234          3,100,000
    Deferred financing costs incurred                                               (121,696)          (230,792)
    Repayment of convertible debt                                                         --         (1,162,700)
    Repurchase of shares for cancellation                                                 --           (123,110)
    Proceeds from long-term debt                                                   1,959,750                 --
    Repayment of long-term debt                                                     (306,574)           (69,396)
                                                                                  ----------         ----------
    Net cash provided by financing activities                                      1,834,714            785,586
                                                                                  ----------         ----------
Cash flow from used by discontinued operations                                            --            (19,096)

Effect of foreign currency exchange rate changes                                        (652)           (59,458)
                                                                                  ----------         ----------
Net increase (decrease) in cash                                                      479,768            427,316
Cash
    Beginning of period                                                              123,056            180,121
                                                                                  ----------         ----------
    End of period                                                                    602,824            607,437
                                                                                  ==========         ==========
SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                                    161,964            179,579
                                                                                  ==========         ==========
    Income taxes paid                                                                 11,194             70,942
                                                                                  ==========         ==========
SUPPLEMENTAL NON-CASH ITEMS:
    Common stock issued for liabilities                                              249,624                 --
                                                                                  ==========         ==========
    Common stock issued for investment                                               763,000                 --
                                                                                  ==========         ==========
    Preferred stock issued for investment                                            699,687                 --
                                                                                  ==========         ==========

    The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

1.    MANAGEMENT'S INTENTIONS AND GOING CONCERN

      Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant recurring operating losses and working capital deficiencies. At June 30, 2006, the Company had a deficit of $38,854,872 and has suffered recurring losses from operations.

      With insufficient working capital from operations, the Company's primary source of cash is a $3,500,000 financing facility with Laurus Master Fund, Ltd. ("Laurus"). At June 30, 2006, the balance on the facility was $2,825,453 (note 12) . The facility consists of a revolving line of credit based on 90% of eligible accounts receivable which matures on June 27, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3%.

      As at August 21, 2006, management's plans to mitigate and alleviate its operating losses and working capital deficiencies include:

      a) Registration of the shares underlying the Laurus warrants and options to provide additional working capital;

      b) Continued focus on securing customers with high growth potential, such as those in the aerospace and defense industries;

      c) Compliment organic growth with the acquisition of profitable engineering companies in the current year and following two years; and

      d) Continued expansion of the engineering service offerings in Ontario, Canada.

      Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs and will permit payments to certain vendors and interest payments on debt. Despite its negative working capital and deficit, the Company believes that its management has developed a business plan that if successfully implemented could substantially improve the Company's operational results and financial condition. However, the Company can give no assurances that its current cash flows from operations, if any, borrowings available under its financing facility with Laurus Master Fund, Ltd., and proceeds from the sale of securities, will be adequate to fund its expected operating and capital needs for the next twelve months. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results, and the closing of new financing, all of which are subject to substantial uncertainties. Cash flows from operations for the next twelve months will be dependent, among other factors, upon the effect of the current economic slowdown on sales, the impact of the restructuring plan and management's ability to implement its business plan. The failure to return to profitability and optimize operating cash flows in the short term, and close alternate financing, could have a material adverse effect on the Company's liquidity position and capital resources.

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

      b) Principal Business Activities

      Thinkpath Inc. is an engineering services company which, along with its wholly-owned subsidiaries, Thinkpath US Inc. (formerly Cad Cam Inc.), Thinkpath Michigan Inc. (formerly Cad Cam of Michigan Inc.), Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.) and The Multitech Group Inc. provides engineering, design, technical publications and staffing, services to enhance the resource performance of clients. In addition, the Company owns 100% (unless otherwise noted) of the following companies which are currently inactive: Systemsearch Consulting Services Inc., International Career Specialists Ltd., Microtech Professionals Inc., E-Wink Inc. (80%), Thinkpath Training Inc. (formerly ObjectArts Inc.), Thinkpath Training US Inc. (formerly ObjectArts US Inc.), TidalBeach Inc. and TBM Technologies Inc.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

3.    STOCK OPTION PLANS

                                                                        WEIGHTED
                                                                         AVERAGE
                                                        OPTIONS*  EXERCISE PRICE
                                                       ---------  --------------

      a) Options outstanding at December 31, 2004            112
                                                       =========
         Options forfeited during the period                  --
         Options expired during the period                   (25)       $15,688
         Options granted during the period             1,864,572           $.19
                                                       ---------
         Options outstanding at December 31, 2005      1,864,659
                                                       =========
         Options forfeited during the period                  --
         Options expired during the period                   (87)        $3,475
         Options granted during the period                    --
                                                              --
         Options outstanding at June 30, 2006          1,864,572
                                                       =========

         Options exercisable December 31, 2005         1,864,659           $.19
         Options exercisable June 30, 2006             1,864,572           $.19
         Options available for future grant December     137,015
         31, 2005
         Options available for future grant June 30,     137,102
         2006

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      b) Range of Exercise Prices at June 30, 2006

                                     Weighted                    Weighted
                                      Average                     Average
                     Outstanding    Remaining       Options      Exercise
                         Options*        Life   Exercisable*        Price
                         -------         ----   -----------         -----

      $0.0001          1,864,572         9.32     1,864,572         $0.19

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      c) Change in Accounting Policy and Pro-forma net income

            At June 30, 2006, the Company has five stock-based employee compensation plans, which are described more fully in Note 15(d). Effective January 1, 2006, the Company's plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised
            2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

            There was no stock compensation expense for employee options recorded under FAS 123 (R) in the Consolidated Statement of Operations for the three and six months ended June 30, 2006. There was no stock compensation expense for employee options recorded under APB No. 25 in the Consolidated Statements of Operations for the three and six months ended March 31, 2006.

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

            There was no stock compensation expense related to non-employee options for the three and six month periods ended June 30, 2006 or 2005.

            Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 ( R):

            The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                        Three months ended     Six months ended
                                                   June 30,             June 30,
                                                  Restated             Restated
                                             2005 (note 25)       2005 (note 25)
                                            --------------       --------------
                                                                              $
Net loss as reported                              (798,146)            (938,965)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for                       --                   --
all awards net of related tax effects

Pro forma net loss                                (798,146)            (938,965)

Loss per share:
Basic and diluted loss per share,                    (0.20)               (0.26)
as reported

Pro forma loss per share                             (0.20)               (0.26)

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      The net acquired assets were valued as follows:

      Current assets                                    $23,616
      Property and equipment                             11,240
      Other assets                                      100,909
      Liabilities assumed                              (107,667)
                                                       --------
      Less: consideration                               246,609
                                                       --------
      Goodwill                                         $218,511
                                                       ========

      At December 31, 2005, the Company wrote off the goodwill from the acquisition of TBM Technologies Inc., for impairment based on reduced cash flow estimates.

      On June 30, 2006, the Company completed the acquisition of The Multitech Group Inc. (TMG), an engineering services firm located in New Jersey effective April 1, 2006. The purchase price of $2,798,750 was based on five times the audited 2005 EBIT of TMG and was payable as follows: thirty percent in cash for a total of $839,625; twenty per cent in a two year subordinated note of $559,750 bearing annual interest at US prime, payable quarterly and guaranteed by the Company; twenty-five per cent in the Company's common shares for a total consideration of $699,688 or 3,369,188 common shares; and, twenty-five per cent in the Company's preferred shares for a total consideration of $669,688 or 700 preferred share which will be convertible into common shares after June 30, 2007. The acquisition was accounted for by the purchase method and the operations have been included in the consolidated operations from April 1, 2006.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      The net acquired assets were valued as follows:

      Current assets                                      $965,977
      Property and equipment                               378,715
      Other assets                                         626,519
      Liabilities assumed                                 (762,933)
                                                        ----------
      Less: consideration including acquisition costs    3,103,540
                                                        ----------
      Goodwill                                          $1,895,262

5.    ACCOUNTS RECEIVABLE

                                                           6/30/06     12/31/05
                                                         ---------    ---------
                                                                 $            $
      Accounts receivable                                2,345,074    2,043,214
      Less: Allowance for doubtful accounts               (257,509)    (201,876)
                                                         ---------    ---------
                                                         2,087,565    1,841,338
                                                         =========    =========
      Allowance for doubtful accounts
      Balance, beginning of period                         201,876      179,648
      Provision                                             80,063       42,051
      Recoveries                                           (24,430)     (19,823)
                                                         ---------    ---------
      Balance, end of period                               257,509      201,876
                                                         =========    =========

6.    PROPERTY AND EQUIPMENT

                                                6/30/06                12/31/05
                                  ----------------------------------   --------
                                              ACCUMULATED
                                       COST  AMORTIZATION        NET        NET
                                          $             $          $          $

Furniture and equipment             221,051       184,228     36,823     31,734
Computer equipment and software   3,833,651     3,387,492    446,159    524,474
Leasehold improvements               57,422        39,139     18,283     21,481
Automobile                           61,817        44,381     17,436         --
Fair Market Increment on
  Acquired Assets                   358,810        17,940    340,870         --
                                  ---------     ---------    -------    -------
                                  4,532,751     3,673,180    859,571    577,689
                                  =========     =========    =======    =======
Property and equipment
  under capital lease               267,263       174,760     92,503     99,408
                                  =========     =========    =======    =======

      Amortization of property and equipment for the three and six months ended June 30, 2006 amounted to $85,143 and $153,751 respectively. These amounts include amortization of property and equipment under capital lease of $4,909 and $9,842 respectively for the three and six months ended June 30, 2006.

      Amortization of property and equipment for the year ended December 31, 2005 amounted to $280,837 including amortization of property and equipment under capital lease of $44,275.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

7.    GOODWILL

      Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                             6/30/06    12/31/05
                                                             -------    --------
                                             ACCUMULATED
                                ACCUMULATED   IMPAIRMENT
                        COST   AMORTIZATION       LOSSES         NET         NET
                           $              $            $           $           $
                   -------------------------------------------------------------
Technical
Publications &
Engineering
(CadCam Inc., TBM
Technologies Inc.
and The Multitech
Group Inc.)        7,851,142        535,164    2,913,164   4,402,814   2,507,552

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

      Effective April 1, 2006, the Company acquired goodwill in the amount of 1,895,262 in connection to its acquisition of TMG (note 4) which has been allocated to the Technical Publications and Engineering reporting unit.

8.    OTHER ASSETS

                                                       6/30/06         12/31/05
                                                       -------         --------
                                                             $                $
      Cash surrender value of life insurance            13,291           66,920
      Deferred Financing Costs                         275,557          192,424
      Contracts                                        428,132               --
      Customer Lists                                   113,608               --
                                                       =======          =======
      Total                                            830,588          259,344
                                                       =======          =======

      Included in Other Assets are deferred financing costs related to the Laurus Convertible Financing Facility to be amortized over the three-year term of the debt, beginning July 1, 2005. Also included in Other Assets are contracts and customer lists related to the acquisition of The Multitech Group Inc. (note 4) to be amortized over two and three years respectively, beginning April 1, 2006. Amortization of other assets for the three and six months ended June 30, 2006 amounted to $90,632 and $109,956 respectively.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

12.   LAURUS REVOLVING NOTE (CONVERTIBILE FINANCING) FACILITY

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      As the embedded derivatives are not standard and are not publicly quoted, a combination of Black-Scholes methodologies and Monte Carlo simulations were used. Valuations were performed at each quarter end and the conversion option, warrants and options were each valued separately. As the Company has no public rating or no public debt, it is very difficult to estimate the potential change of the credit spread between the issue date and valuation dates. Moreover, there is no evidence of any material event that could change significantly the credit spread of the issue. A constant credit spread equal to 300 basis points as per the issue date was therefore assumed in the valuation. For the valuation as of December 31, 2005 an assumption of 158% volatility was used and for the valuation at June 30, 2006, an assumption of 142% volatility was used.

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

                                              Conversion       Weighted
                 Tranche        Notional         Price          Average
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

      The 8% floor on interest rate clause contained in the conversion option was valued using a Monte Carlo simulation model with a mean reversion process to simulate the prime rate. As the value of the floor option was determined to be relatively insignificant ($29,000 liability as of December 31, 2005 and $500 liability as of June 30, 2006 representing an impact on the fair value of 0.2% and .015% respectively for the valuations), it was ignored in the valuation of the conversion option. The impact of this analysis will be performed at each valuation date. If the model shows that the floor option would have a significant impact on the market value, the conversion option will have to be valued using a different model that will implicitly account for the floor option such as the binomial model.

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

      Valuation Results

            Derivative                       6/30/06       12/31/05
            ----------                       -------       --------
            Conversion Options              $403,552       $452,928
            Interest Adjustment Clause      ($15,269)      ($28,687)
            Warrants                        $409,585       $393,100
            New Warrants (note 14)           304,763             --
            Options                          $73,023        $87,848
                                          ----------       --------
                                          $1,175,654       $905,189
                                          ==========       ========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      During the six months ended June 30, 2006, the Company amortized $287,610 of the initial value of the derivatives and embedded derivatives which are included in financing costs. The mark to market of the derivatives including the embedded derivatives at the end of each period was credited to financing costs in the amount of $135,656.

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

      Due to its ongoing discussion with the SEC, the Company failed to file and cause to be effective a registration statement by March 30, 2006. Laurus agreed to waive the event of default and associated liquidated damages and to extend the filing deadline until July 1, 2006.

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

      On June 30, 2006, Laurus modified the terms of the convertible financing facility and removed the convertibility option, the interest adjustment clause and the conversion adjustment clause. In addition, the Registration Rights Agreement was modified so that the liquidated damages that may be charged for failure to file a registration statement at 2% per day shall no longer exceed 20% of the total debt owed to Laurus. Further, the Registration Rights Agreement was modified such that there must be an effective registration statement for the common stock issued upon the exercise of options and warrants since the convertibility option has been removed.

      The Company evaluated the modifications to the convertible financing facility under EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF Issue No. 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues". ETIF Issue No. 96-19 requires the debtor to determine whether the present value of the cash flows, including changes in the fair value of an embedded conversion option upon modification of a convertible debt instrument, under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. Moreover, this EITF specifies that changes in the fair value of embedded conversion options should be incorporated in this analysis. This is reiterated in EITF Issue No. 05-7. Using the methodology proposed in EITF Issue No. 96-19, the fair value as of June 30, 2006 of the embedded conversion option was $388,264 (value of the embedded conversion option less value of the interest adjustment clause) and the present value of the "old" and "new" financing was $1,726,425 and $1,451,862 respectively. The Company concluded that the difference in cash flows was 16% and therefore that the "old" financing was extinguished.

      EITF Issue No. 96-19 requires that the new debt be recorded at fair value and that amount should be used to determine the debt extinguishment gain or loss to be recognized and effective rate of the new debt. Using an effective rate of 20%, the fair value of the new facility was determined to be $2,351,271 which results in a loss of $689,858 on extinguishment of debt based on the book value of the old facility of $1,661,413. This loss is included in financing costs at June 30, 2006 in the consolidated statement of operations.

      As the conversion right of the convertible financing facility was eliminated, the entire embedded derivative pertaining to the conversion option was reversed, resulting in a gain of $388,264. This gain is included in financing costs at June 30, 2006 in the consolidated statement of operations.

      The Company also evaluated the modifications to the Registration Rights Agreement, specifically the 2% liquidated damages clause under EITF Issue No. 00-19 to determine whether the warrants and options issued with the debt should be reclassed into equity from liabilities. According to EITF Issue No. 00-19, paragraph 16 "If a settlement alternative includes a penalty that would be avoided by a company under other settlement alternatives, the uneconomic settlement alternative should be disregarded in classifying the contract. In the case of delivery of unregistered shares, a discount from the value of the corresponding registered shares that is a reasonable estimate of the difference in fair values between registered and unregistered shares (that is, the discount reflects the fair value of the restricted shares determined using commercially reasonable means) is not considered a penalty."

      The Company concluded that the 20% cap added to the liquidated damages clause, does not represent an economically reasonable difference between registered and unregistered shares as the cap is based on the notional amount of financing outstanding which no longer has a convertibility feature and therefore has not relation to the shares that could be issued upon the exercise of options and warrants. Moreover, the maximum potential penalty that could arise under this clause based on the total debt outstanding to Laurus at June 30, 2006 was approximately $845,000 which is significant as compared to the total value of the shares that could be issued under the outstanding warrants and options at June 30, 2006 of approximately $960,000.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      Under the Security Agreement, the Company is also subject to a 2% penalty (with no cap) if its stock would stop trading for failure of failure to make timely filings with the SEC. In consideration of this penalty, which could be interpreted as a form of net cash settlement, and the assessment of the liquidated damages clause, the Company concluded that the criteria for reclassification to equity in EITF 00-19 was not met and therefore the warrants and options would remain embedded derivatives.

      At the end of each period, the balance on the Laurus facility was as follows:

                                                   6/30/06      12/31/05
                                                   -------      --------
                                                         $             $
      Principal balance revolving note           2,825,453            --
      Principal balance convertible facility            --     2,522,219
      Deferred Financing Costs                    (474,182)   (1,353,063)
                                                ----------    ----------
      Total                                      2,351,271     1,169,156
                                                ----------    ==========

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

13.   ACCOUNTS PAYABLE

      Included in accounts payable at the end of each period are the following:

                                                  6/30/06      12/31/05
                                                  -------      --------
                                                        $             $
      Trade payables                              499,022       276,486
      Accrued payroll and payroll liabilities     427,483       266,343
      Accrued bonuses                              90,500       130,866
      Accrued professional fees                   160,670       245,368
      Other                                       365,653       247,189
                                                ---------     ---------
                                                1,543,328     1,166,152
                                                =========     =========

14.   LONG-TERM DEBT

      i) June 30, 2006

      On June 30, 2006, the Company reached a settlement with W. Terry Lyons with respect to the secured loan outstanding to him in the amount of $178,062 including accrued interest. In consideration of a monetary payment by the Company of $100,000 and execution of a Full and Final Release, Lyons released the Company of all rights and debt held by him and forgave the balance of the loan of $78,062 which is included in debt forgiveness in the consolidated statement of operations.

      On June 30, 2006, the Company repaid the balance owing on an SBA loan held by TMG in the amount of $84,083. This loan was personally guaranteed by the principal shareholders of TMG and collateralized by their personal residence and TMG's accounts receivables.

      On June 30, 2006, the Company repaid an Officer's Loan to the vendors of TMG in the amount of $349,624 with a cash payment of $100,000 and 1,202,009* shares of the Company's common stock, no par value per share, for consideration of $249,624.

      On June 30, 2006, Laurus Master Fund Ltd. issued the Company a secured term loan in the amount of $1,400,000 of which the proceeds were used to fund the acquisition of TMG. The loan is payable monthly starting October 1, 2006 in the amount of $42,424 per month. The loan bears interest at an annual rate equal to the Wall Street Journal prime rate plus 2%. The loan matures June 30, 2009. In connection with the financing, the Company issued Laurus a warrant to purchase up to 1,810,674 shares of the Company's common stock at $.0001 per share. Laurus is prohibited from selling any of the warrants until June 30, 2007 and thereafter is prohibited from selling an amount of shares in excess of 15% of the daily volume of trading of the Company's common stock on any day.

      The warrants issued with the term loan are subject to the modified Registration Rights Agreement (Note 12) including the 2% liquidated damages clause and therefore are classified as embedded derivatives under EITF 00-19. The warrants have been valued as of June 30, 2006 using standard Black-Scholes methodology with a dilution effect. (Risk free interest rate of 5.38%; volatility of 142%; weighted average expected life of 10 years; weighted average fair value per share of $0.17). In accordance with APB 14, the value of these warrants should be extracted from the total cash received and the difference ascribed to the secured debt as follows:

      Cash received         1,400,000

      Warrants                304,763
                            ---------
      Secured Loan          1,095,237
                            ---------

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      Beginning July 1, 2006, the Company will amortize the initial value of the embedded derivative over the three year term of the loan.

      On June 30, 2006, the Company issued five unsecured promissory notes to the shareholders of TMG totaling $559,750 with quarterly payments of $69,969 starting September 30, 2006. The notes bear interest at an annual rate equal to the Wall Street Journal prime rate and mature on June 30, 2008.

      On June 30, 2006, the Company assumed a motor vehicle loan as a result of the acquisition of TMG in the amount of $11,160 with monthly payments of $372 for 36 months starting January 14, 2006. The loan is secured by the motor vehicle and bears interest at 7.5% per annum. The loan matures on January 14, 2009.

      At June 30, 2006, the Company held various capital leases in the amount of $23,993 secured by property and equipment with various payment terms and interest rates ranging from 10-22%. These leases mature between July 2006 and July 2007.

      ii) December 31, 2005

      At December 31, 2005, the Company had a loan balance of $163,987 with Terry Lyons with monthly payments of $10,000. The loan bears interest at US prime plus 14%. The loan was secured by the Company's assets and subordinated to Laurus Master Fund, Ltd. The loan matured July 2007.

      At December 31, 2005, the Company held various capital leases in the amount of $30,165 secured by property and equipment with various payment terms and interest rates ranging from 10-22%. These leases mature between March 2006 and July 2007.

                                                    6/30/06    12/31/05
                                                    -------    --------
                                                          $           $
      a) Included therein:

      Laurus Term Loan                           $1,095,237          --
      Promissory Notes - TMG                        559,750          --
      Loan - Motor Vehicle                           11,160          --
      Terry Lyons                                        --     163,987
      Capital Leases                                 23,993      30,165
                                                 ----------     -------
                                                  1,690,140     194,152

      Less: current portion                         687,903     124,326
                                                 ----------     -------

                                                  1,002,237      69,826
                                                 ==========     =======

      b) Future principal payments obligations as at June 30, 2006, were as follows:

                    2006                    280,314
                    2007                    806,555
                    2008                    649,026
                    2009                    259,008
                    2010                         --
                                         ----------
                                         $1,994,903
                                         ==========

      c) Interest expense related to long-term debt for the three and six months ended June 30, 2006 was $15,064 and $34,649 respectively. Interest expense related to long-term debt was $53,132 for the year ended December 31, 2005.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      On June 30, 2006, the Company issued 3,369,188* shares of its common stock, no par value per share, to the Vendors of TMG for a total consideration of $669,689. The Company also issued 1,202,009* shares of its common stock, no par value per share, to the Vendors of TMG as repayment of an Officer's Loan in the amount $249,624.

      On June 30, 2006, the Company issued 316,563* shares of its common stock, no par value per share, to Leventis Investments for a total consideration of $63,313 as partial payment of a buyer's fee for the TMG acquisition.

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      c) Warrants

      For each of the periods presented, the following warrants for the purchase of one common share per warrant (as adjusted for 1:5,000 reverse stock split on June 29, 2005) at the following prices per common share and expiry dates were outstanding:

Number of warrants*
      6/30/06           12/31/05       Exercise price per share      Expiry date
--------------------------------------------------------------------------------
           --                 --                     $16,200.00             2004
           --                 --       $16,250.00 to $18,550.00             2005
           --                 --                     $12,300.00             2005
           --                 --         $3,150.00 to $5,000.00             2005
           --                 20                      $7,500.00             2006
           --                213                      $2,750.00             2006
           --                 --                        $400.00             2007
      500,000            500,000                          $0.41             2007
      100,000            100,000                          $1.20             2007
          124                124                        $200.00             2009
        2,400              2,400                         $87.50             2009
           --                 --                          $3.75             2009
           --                 --                          $2.00             2009
          229                229                          $1.25             2009
        1,714              1,714                         $87.50             2010
        2,857              2,857                         $43.75             2010
       13,333             13,333                          $3.75             2010
           --                 --                          $2.00             2010
        9,083              9,083                          $1.25             2010
           --                 --                          $1.00             2010
           --                 --                          $2.00             2011
           --                 --                          $1.40             2011
       47,388             47,388                          $1.25             2011
       62,500             62,500                          $1.00             2011
    1,050,000          1,050,000                          $0.55             2011
    1,050,000          1,050,000                          $0.60             2011
      500,000                 --                          $0.01             2012
    1,810,674                 --                         $.0001             2016
--------------------------------------------------------------------------------
    5,150,302          2,839,861
--------------------------------------------------------------------------------

      A summary of changes to number of issued warrants is as follows:

      Outstanding at December 31, 2004          1,811,389*
                                               ----------
      Issued                                    2,700,000
      Cancelled                                (1,671,189)
      Exercised                                        --
      Expired                                        (339)
                                                ---------
      Outstanding at December 31, 2005          2,839,861*
                                                ---------
      Issued                                    2,310,674
      Cancelled                                        --
      Exercised                                        --
      Expired                                        (233)
                                                ---------
      Outstanding at June 30, 2006              5,150,302*
                                                =========

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      As disclosed in Note 12, on January 26, 2006, the Company issued 500,000* additional common stock purchase warrants to Laurus Master Fund, Ltd. with an exercise price of $0.01 per share and expire on January 26, 2012.

      As disclosed in Note 14, on June 30, 2006, the Company issued 1,810,674* common stock purchase warrants to Laurus Master Fund, Ltd. with an exercise price of $.0001 per share and which expire on June 30, 2016. Laurus is prohibited from selling any of the warrants until June 30, 2007 and thereafter is prohibited from selling an amount of shares in excess of 15% of the daily volume of trading of the Company's common stock on any day.

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      d) Stock Options

      The Company's Board of Directors and shareholders have approved the adoption of the 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option Plan and 2005 Stock Option Plan. Under the plans, a total of 2,001,674 options were authorized to be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. At June 30, 2006, 1,864,572 options remain outstanding and 137,102 options are available for future grant. At December 31, 2005, 1,864,659 options remain outstanding and 137,015 options are available for future grant.

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

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      e) Preferred Stock

      On June 30, 2006, the Company issued 700 shares of Series D preferred stock to the Vendors of TMG for a total consideration of $669,689. The Series D preferred stock is convertible into common stock at the option of the holder, one year from issuance by dividing $669,689 by the market price of the Company's common stock prior to conversion.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

16.   DEFERRED INCOME TAXES AND INCOME TAXES

      a) Deferred Income Taxes

      The components of the future tax liability benefit by source of temporary differences that gave rise to the benefit are as follows:

                                                      6/30/06         12/31/05
                                                      -------         --------
                                                            $                $
      Losses available to offset future
        income taxes                                5,804,223        5,221,000
      Deferred costs and customer lists                33,000           33,000
      Share and debt issue costs                       68,000          126,000
      Property and equipment                        1,015,000          949,000
                                                    ---------        ---------
                                                    6,920,223        6,329,000

      Less: valuation allowance                     7,027,934        6,329,000
                                                    ---------        ---------
                                                     (107,711)              --
                                                    =========        =========

      b) Current Income Taxes

      Current income taxes consist of:

                                                      6/30/06         12/31/05
                                                      -------         --------
                                                            $                $
      Amounts calculated at statutory rates          (534,371)        (581,881)
                                                    ---------        ---------
      Permanent differences                          (145,562)         304,304
      Valuation allowance                             698,970          417,000
                                                    ---------        ---------
                                                      553,408          721,304
                                                    ---------        ---------
      Current income taxes                             19,037          139,423
                                                    =========        =========

      Issue expenses totaling approximately $446,000 may be claimed at the rate of 20% per year with $210,000 until 2006, and $236,000 until 2010. To the extent that these expenses create a loss, which are available to be carried forward for seven years for losses up to and including 2003 and for ten years commencing in 2004 from the year the loss is incurred. The Company has not reflected the benefit of utilizing non-capital losses totaling approximately $14,500,000, nor a capital loss totaling $750,000 in the future as a deferred tax asset as at June 30, 2006. As at the completion of the June 30, 2006 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.

17.   COMPREHENSIVE LOSS

                                                      6/30/06         12/31/05
                                                      -------         --------
                                                            $                $
      Net loss                                     (1,335,929)      (2,835,306)
      Other comprehensive loss
         Cumulative adjustment to market value             --               --
         Foreign currency translation
            adjustments                                14,778           (8,909)
                                                   ----------       ----------
      Comprehensive loss                           (1,321,151)      (2,844,215)
                                                   ==========       ==========

      The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

18.   DISCONTINUED OPERATIONS

      Effective March 8, 2002, the Company sold its technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in the Company's technology division, including the employees of TidalBeach Inc. The Company will not have future revenues from either its Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. There was no technology revenue for the three months and six months ended June 30, 2006 and 2005. There was no income or losses from the technology division for the three and six months ended June 30, 2006. The net loss for the technology operations for the three and six months ended June 30, 2005 was nil and $5,000 respectively.

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

      There was no training revenue for the three and six months ended June 30, 2006 and 2005. There was no income or losses for the training division for the three and six months ended June 30, 2006 and 2005.

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

      There was no revenue attributable to the IT recruitment division for the three and six months ended June 30, 2006 and 2005. There was no income or losses for the IT recruitment division for the three and six months ended June 30, 2006. The net income for the IT division for the three and six months ended June 30, 2005, was $24,000 and $24,000 respectively.

      The following table presents the revenues, income (loss) from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc. and the IT recruitment division:

                                      Three months ended      Six months ended
                                                 June 30,              June 30,
                                                Restated              Restated
                                                    2005                  2005
                                        2006    (note 25)     2006    (note 25)
                                        ----    ---------     ----    ---------
                                                                 $           $
      Revenues                            --          --        --          --
      Loss from operations before
        income taxes                      --         (86)       --         (86)
      Provision for Income Taxes          --     (23,779)       --     (19,182)
      Income from discontinued
        operations                        --      23,693        --      19,096

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

19.   SCHEDULE OF NON-CASH ITEMS PER STATEMENT OF CASH FLOW

      The Company issued common shares and warrants for the following:

                                                Six Months ended June 30, 2006
                                                                    Restated
                                                        2006     2005 (note 25)
                                                        ----     --------------
                                                           $                  $
      Common stock issued for liabilities            249,624                 --
      Common stock issued for investment             763,000                 --
      Preferred stock issued for investment          699,687                 --
                                                   ---------                 --
                                                   1,712,311                 --
                                                   =========                 ==

20.   SEGMENTED INFORMATION

      a) Revenue and Gross Profit by Geographic Area

                                  Three months ended         Six months ended
                                             June 30,                 June 30,
                                            Restated                 Restated
                                                2005                     2005
                                    2006    (note 25)        2006    (note 25)
                                    ----    ---------        ----    ---------
                                       $            $           $           $
Revenue
  Canada                         406,321      677,360     839,230     974,004
  United States of America     3,387,502    2,926,510   5,864,907   6,232,805
                               ---------    ---------   ---------   ---------
                               3,793,823    3,603,870   6,704,137   7,206,809
                               =========    =========   =========   =========
Gross Profit
  Canada                         128,189       87,228     280,923     187,471
  United States of America     1,106,684      981,620   1,763,135   2,153,546
                               ---------      -------   ---------   ---------
                               1,234,873    1,068,848   2,044,058   2,341,017
                               =========    =========   =========   =========

      b) Net Income (Loss) by Geographic Area

                              Three months ended              Six months ended
                                         June 30,                      June 30,
                                        Restated                      Restated
                                            2005                          2005
                               2006     (note 25)          2006       (note 25)
                               ----     ---------          ----       ---------
                                  $             $             $              $

Canada                     (939,721)   (1,017,641)   (1,092,730)    (1,691,469)
United States of America    (24,553)      219,495      (243,199)       752,504
                           --------    ----------    ----------     ----------

                           (964,274)     (798,146)   (1,335,929)      (938,965)
                           =========   ==========    ==========     ==========

      c) Identifiable Assets by Geographic Area

                                          6/30/06                     12/31/05
                                          -------                     --------
                                                $                            $

Canada                                    804,246                      811,119
United States of America                8,084,338                    4,641,133
                                        ---------                    ---------
                                        8,888,584                    5,452,252
                                        =========                    =========

      d) Revenues from Major Customers and Concentration of Credit Risk

      The consolidated entity had the following revenues from major customers:

      For the three and six months ended June 30, 2006, one customer had sales of $306,080 and $718,694, respectively, representing approximately 8% and 11%, respectively, of total revenue.

      For the three and six months ended June 30, 2005, one customer had sales of $905,070 and $2,290,288, respectively, representing approximately 25% and 32%, respectively, of total revenue.

      e) Purchases from Major Suppliers

      There were no significant purchases from major suppliers.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

21.   EARNINGS PER SHARE

      The Company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of operations, of both basic and diluted earnings per share.

                                 Three months ended            Six months ended
                                            June 30,                    June 30,
                                           Restated                    Restated
                                               2005                        2005
                                  2006     (note 25)          2006     (note 25)
                                  ----     ---------          ----     ---------
                                     $             $             $            $
Numerator

Loss from continuing
operations                    (964,274)     (821,839)   (1,335,929)    (958,061)

Income from discontinued
operations                          --        23,693            --       19,096
                            ----------    ----------    ----------   ----------
Net loss                      (964,274)     (798,146)   (1,335,929)    (938,965)
                            ==========    ==========    ==========   ==========
Denominator

Weighted Average common
stock outstanding*           4,369,147     4,000,971     4,369,147    3,665,040
                            ==========    ==========    ==========   ==========
Basic and diluted loss per
common share from
continuing operations            (0.22)        (0.21)        (0.31)       (0.26)
                            ==========    ==========    ==========   ==========
Basic and diluted loss per
common share after
discontinued operations          (0.22)        (0.20)        (0.31)       (0.26)
                            ==========    ==========    ==========   ==========
Average common stock
outstanding*                 4,369,147     4,000,971     4,369,147    3,665,040

Average common stock
issuable                            --            --            --           --
                            ----------    ----------    ----------   ----------
Average common stock
outstanding assuming
dilution*                    4,369,147     4,000,971     4,369,147    3,665,040
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

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

22.   COMMITMENTS AND CONTINGENCIES

      a) Lease Commitments

      Minimum payments under operating leases for premises occupied by the Company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at June 30, 2006, for the next five years are as follows:

                2006     $230,912
                2007      462,835
                2008      260,861
                2009      140,477
                2010      140,477
          Thereafter           --
                               --
                       ----------
                       $1,235,561
                       ==========

      The lease commitments do not include an operating lease for premises that the Company is currently sub leasing to the purchaser of the United States training division. Subsequent to the year end, the Company was notified by the purchaser that they had failed to meet their rent obligations and currently had rent arrears of approximately $80,000. The lessor filed a claim against Thinkpath Training LLC and the Company demanding that the rent arrears be paid and the premises vacated immediately. On June 1, 2006, a default judgement was awarded to the lessor and entered against the Companys. On July 7, 2006, a motion to vacate the default judgement was denied. On July 27, 2006, the court agreed to the Company's motion to renew and reargue our prior motion seeking to vacate the default judgement on August 23, 2006. Although the Company intends to continue to defend this claim vigorously, it may be held liable for the rent arrears plus the balance of the lease which expires August 31, 2006 for a total of $300,000.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

23.   SUBSEQUENT EVENTS

      Subsequent to June 30, 2006, the Company entered into an agreement with Financial Media Relations, LLC, a California company, for the purpose of developing and implementing a marketing and investor relations program and the provision of business development and strategic advisory services. The term of the agreement is six months beginning July 1, 2006 at a cost of $5,000 per month. In addition, the Company issued 162,000* shares of its common stock, no par value, with "piggyback" registration rights.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

25.   RESTATEMENTS

      The accompanying financial statements for the three months and six months ended June 30, 2005 have been restated to correct accounting errors for the beneficial conversion feature on convertible debentures.

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

      The Company has amended its financial statements for the three and six months ended June 30, 2005 to limit the value of the beneficial conversion feature to the amount of proceeds allocated to the convertible debenture and to amortize the beneficial conversion feature from the date of issuance to the stated redemption date.

      The effect of this restatement was to decrease the Company's net loss by $22,383 and $26,652 respectively for the three and six month periods ended June 30, 2005. This restatement concerns a non-cash item.

      The following table quantifies the EPS impact of this restatement:

                                                                      Operating
                                                                       Earnings
                                                                          (Loss)
                                                             Amount   per Share
--------------------------------------------------------------------------------
Net loss for the three months ended June 30, 2005 as
reported in June 30, 2005 Form 10Q-SB                     $(820,529)      (0.04)
   to correct accounting error for recording beneficial
   conversion feature on convertible debentures              22,383       (0.00)
Revised net loss                                          $(798,146)      (0.04)

      The following table quantifies the EPS impact of this restatement:

                                                                      Operating
                                                                       Earnings
                                                                          (Loss)
                                                             Amount   per Share
--------------------------------------------------------------------------------
Net loss for the six months ended June 30, 2005 as
reported in June 30, 2005 Form 10Q-SB                     $(965,617)      (0.04)
   to correct accounting error for recording beneficial
   conversion feature on convertible debentures              26,652       (0.00)
Revised net loss                                          $(938,965)      (0.04)

26.   COMPARATIVE FIGURES

      Certain figures in the June 30, 2005 financial statements have been reclassified to conform with the basis of presentation used at June 30, 2006.

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

PLAN OF OPERATION

      We are focused on building relationships with customers in high growth industries such as defense and aerospace. We believe we are poised to benefit from the increased demand generated by aerospace and defense-related customers who we expect will increasingly rely on our project engineering design, expertise and technical staffing services. This year we will continue to solidify our relationships to actively increase new business opportunities with existing customers including General Dynamics, Lockheed Martin, Boeing, General Electric, United Defense and TACOM. We intend to continue to grow organically as well as through acquisitions over the next year. Acquisitions will be limited to profitable engineering companies, which must have an immediate accretive impact.

      On June 30, 2006, we completed the acquisition of The Multitech Group Inc.
(TMG), an engineering services firm located in New Jersey. The purchase price of $2,798,750 was based on five times the audited 2005 EBIT of TMG and was payable as follows: thirty percent in cash for a total of $839,625; twenty per cent in a two year subordinated note of $559,750 bearing annual interest at US prime, payable quarterly; twenty-five per cent in common stock for a total consideration of $699,688 or 3,369,188 common shares; and, twenty-five per cent in preferred stock for a total consideration of $669,688 or 700 preferred share which will be convertible into common shares after June 30, 2007. The acquisition was accounted for by the purchase method and the operations have been included in the consolidated operations from April 1, 2006.

      TMG has been providing reliable engineering design services in Material Handling, Pollution Control, Port Security, Government/Military, and Manufacturing since 1976. It also develops and implements Technical Documentation and Training programs.

      TMG's annual revenues are approximately $3.3 million with an EBIT of approximately $500,000 The acquisition adds some long-term, high profile clients including Fedex, U.S Postal Service, Siemens, Boeing, Smiths Detection, Sandvik, Port Authority of New York and New Jersey. The five TMG officers accepted employment agreements with Thinkpath in various capacities, including John W. Kennedy as Vice President of Business Development, James J. McLafferty as General Manager (New Jersey Office), Scott A. Nilssen as National Director of Marketing and Cecelia Kennedy as Contracts Staffing Manager (New Jersey Office).

                      STATEMENTS OF OPERATIONS--PERCENTAGES
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

                                                      Three Months Ended      Six Months Ended
                                                                 June 30,              June 30,
                                                         2006       2005       2006       2005
                                                         ----       ----       ----       ----
                                                            %          %          %          %
REVENUE                                                   100        100        100        100

COST OF SERVICES                                           67         70         70         68
                                                         ----       ----       ----       ----
GROSS PROFIT                                               33         30         30         32

EXPENSES
  ADMINISTRATIVE                                           23         18         22         17
  SELLING                                                  12          9         14         10
  DEPRECIATION AND AMORTIZATION                             5          2          4          2
  WRITE DOWN OF PROPERTY AND EQUIPMENT                     --         --         --         --
  DEBT FORGIVENESS                                         (2)        (2)        (1)        (1)
  FINANCING COSTS                                          15         --          7         --
                                                         ----       ----       ----       ----

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE           (21)         2        (15)         4
INTEREST CHARGES AND INCOME TAXES

  INTEREST CHARGES                                          4         23          5         16
                                                         ----       ----       ----       ----

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       (25)       (21)       (20)       (12)

INCOME TAXES                                               --          2         --          1
                                                         ----       ----       ----       ----

LOSS FROM CONTINUING OPERATIONS                           (25)       (23)       (20)       (13)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                 --          1         --         --
                                                         ----       ====       ----       ====

NET LOSS                                                  (25)       (22)       (20)       (13)
                                                         ====       ====       ====       ====

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

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

For the three months ended June 30, 2006, we derived 89% of our revenue in the United States compared to 81% for the three months ended June 30, 2005. This increase is largely attributable to the acquisition of TMG which contributed $750,000 in revenue since April 1, 2006. Consolidated revenues for the three months ended June 30, 2006 increased by $190,000 or 5% to $3,790,000 as compared to $3,600,000 for the three months ended June 30, 2005. Without the $750,000 contribution from TMG, the revenue from organic operations is down $560,000. This decrease is largely attributable to the decline in sales of approximately $600,000 from one major customer located in the United States who represented only 8% of our consolidated revenue for the three months ended June 30, 2006 compared to 25% for the three months ended June 30, 2005.

COSTS OF SERVICES

The direct costs of engineering services include wages, benefits, software training and project expenses. Costs of services for the three months ended June 30, 2006 increased by $20,000 or 1% to $2,560,000 as compared to $2,540,000 for the three months ended June 30, 2005. This increase is related to the increase in revenue. As a percentage of revenue, however, the cost of services for the three months ended June 30, 2006 decreased from 70% in 2005 to 67% in 2006.

GROSS PROFIT

Gross profit is calculated by subtracting all direct costs from net revenue. Gross profit for the three months ended June 30, 2006 increased by $160,000 or 15% to $1,230,000 compared to $1,070,000 for the three months ended June 30, 2005. As a percentage of revenue, gross profit for the three months ended June 30, 2006 was 33% compared to 30% in 2005. The increase is directly attributable to the increase in gross profit in Canada from 13% in 2005 to 32% in 2006 as result of the addition of several higher margin engineering service projects as well as contract placements.

EXPENSES

Total expenses for the three months ended June 30, 2006 increased by 103% or $1,021,000 to $2,030,000 compared to $1,000,000 for the three months ended June 30, 2005

ADMINISTRATIVE EXPENSES

Administrative expenses increased by $230,000 or 33% to $890,000 for the three months ended June 30, 2006 compared to $660,000 for the three months ended June 30, 2005. This increase is largely attributable to the acquisition of TMG including the salaries of the five officers and two support staff. As a percentage of revenue, administrative expenses for the three months ended June 30, 2006 was 23% compared to 18% in 2005.

SELLING EXPENSES

Selling expenses increased by $130,000, or 39%, to $460,000 for the three months ended June 30, 2006 compared to $330,000 for the three months ended June 30, 2005. This increase is attributable to the additional salaries of new sales staff hired during the later part of 2005 and early 2006 plus additional sales expenses from the acquisition of TMG. As a percentage of revenue, selling expenses for the three months ended June 30, 2006 was 12% compared to 9% in 2005.

DEPRECIATION AND AMORTIZATION

For the three months ended June 30, 2006, depreciation and amortization expenses increased by $90,000, or 100%, to $180,000 compared to $90,000 for the three months ended June 30, 2005. The 2006 increase is attributable to amortization of approximately $90,000 of additional capital assets and other assets including contracts and customer lists acquired with the TMG acquisition. As a percentage of revenue, depreciation and amortization expenses increased to 5% for the three months ended June 30, 2006 compared to 2% in 2005.

DEBT FORGIVENESS

On June 30, 2006 we reached a settlement with W. Terry Lyons with respect to the secured loan outstanding to him in the amount of $178,000 including accrued interest. In consideration of a monetary payment of $100,000 and execution of a Full and Final Release, Lyons released all rights and debt held by him and forgave the balance of the loan of $78,000 which is included in debt forgiveness. Debt forgiveness for the three months ended June 30, 2005 includes $66,000 of accrued interest on the 12% Senior Secured Convertible Debentures which was forgiven when the principal balance was repaid on June 27, 2005.

FINANCING COSTS AND MARK-TO-MARKET ADJUSTMENTS

During the three months ended June 30, 2006, we amortized $145,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. convertible debt financing closed on June 27, 2005. At June 30, 2006, the fair value of the derivates and embedded derivatives were marked-to-market with a total of $130,000 charged to financing costs.

On June 30, 2006, Laurus modified the terms of the convertible financing facility and removed the convertibility option, the interest adjustment clause and the conversion adjustment clause. In addition, the Registration Rights Agreement was modified so that the liquidated damages that may be charged for failure to file a registration statement at 2% per day shall no longer exceed 20% of the total debt owed to Laurus. Further, the Registration Rights Agreement was modified such that there must be an effective registration statement for the common stock issued upon the exercise of options and warrants since the convertibility option has been removed.

We accounted for the modifications under EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF Issue No. 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues". We concluded that the modifications had a material impact on future cash flows and therefore resulted in extinguishment of the old debt facility and creation of a new debt facility. Using an effective rate of 20% the new debt facility was recorded at fair value of $2,350,000 resulting in a loss of $690,000 on extinguishment of debt based on the book value of the old facility of $1,660,000.

Also, as the conversion right of the convertible financing facility was eliminated, the entire embedded derivative pertaining to the conversion option was reversed, resulting in a gain of $390,000.

During the three months ended June 30, 2006, we amortized $5,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. convertible debt financing closed on June 27, 2005.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST CHARGES AND INCOME TAXES For the three months ended June 30, 2006, loss from continuing operations before interest charges and income taxes increased by 1216% to a loss of $790,000 compared to income of $60,000 for the three months ended June 30, 2005.

INTEREST CHARGES

For the three months ended June 30, 2006, interest charges decreased by $660,000, or 80%, to $160,000 from $820,000 for the three months ended June 30, 2005. This decrease is largely attributable to the reduced interest expense on the beneficial conversion feature recognized on convertible debt which was repaid in June 2005. Included in the interest charges for the three months ended June 30, 2006 is $135,000 paid on the revolving facility and overadvance with Laurus Master Fund, Ltd., $25,000 on long-term debt and bank charges. Included in the interest charges for the three months ended June 30, 2005 is $720,000 related to the 12% senior secured convertible debentures, $60,000 paid on the receivable discount facility with Morrison Financial Services Limited and $40,000 paid on long-term debt and bank charges.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

For the three months ended June 30, 2006, loss from continuing operations before income taxes increased by $190,000 or 25% to a loss of $950,000 compared to a loss of $760,000 in 2005.

INCOME TAXES

Income tax expense for the three months ended June 30, 2006 was $10,000 compared to $60,000 in 2005.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations for the three months ended June 30, 2006 increased by $140,000 or 17% to a loss of $960,000 compared to a loss of $820,000 for the three months ended June 30, 2005.

LOSS FROM DISCONTINUED OPERATIONS

Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the three months ended June 30, 2006 and 2005.

Effective March 8, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in our technology division, including the employees of TidalBeach Inc. As we will not have future revenues from either its Njoyn or Secondwave products, the technology operations have been reported as discontinued. There was no technology revenue for the three months ended June 30, 2006 and 2005. The net loss for the technology operations for the three months ended June 30, was nil in 2006 and $5,000 in 2005.

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

As a result of these two transactions, we will not have future revenues from our training division and therefore the operations have been reported as discontinued. There was no revenue or losses attributable to the training division for the three months ended June 30, 2006 and 2005.

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

There was no revenue to the IT recruitment division for the three months ended June 30, 2006 and 2005. There was no losses or income attributable to the IT recruitment division for the three months ended June 30, 2006 and there was a gain of $24,000 for the three months ended June 30, 2005.

NET LOSS

For the three months ended June 30, 2006, net loss increased by $160,000 or 20% to a net loss of $960,000 compared to a net loss of $800,000 for the three months ended June 30, 2005.

THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2005

REVENUE

For the six months ended June 30, 2006, we derived 87% of our revenue in the United States compared to 86% for the six months ended June 30, 2005. Consolidated revenues for the six months ended June 30, 2006 decreased by $500,000 or 7% to $6,700,000 as compared to $7,200,000 for the six months ended June 30, 2005. This decrease is largely attributable to the aforementioned decline in sales of approximately $1,570,000 from one major customer who only represented 11% of our total revenue for the six months ended June 30, 2006 compared to 32% for the six months ended June 30, 2005.

COSTS OF SERVICES

Costs of services for the six months ended June 30, 2006 decreased by $210,000 or 4% to $4,660,000 as compared to $4,870,000 for the six months ended June 30, 2005. However, as a percentage of revenue, the cost of services for the six months ended June 30, 2006 increased from 68% in 2005 to 70% in 2006.

GROSS PROFIT

Gross profit for the six months ended June 30, 2006 decreased by $300,000 or 13% to $2,040,000 compared to $2,340,000 for the six months ended June 30, 2005. As a percentage of revenue, gross profit for the six months ended June 30, 2006 was 30% compared to 32% in 2005. The decrease in gross profit can be attributed to the aforementioned decrease in revenue.

EXPENSES

Total expenses for the six months ended June 30, 2006 increased by 49% or $1,010,000 to $3,060,000 compared to $2,050,000 for the six months ended June 30, 2005

ADMINISTRATIVE EXPENSES

Administrative expenses increased by $240,000 or 19% to $1,480,000 for the six months ended June 30, 2006 compared to $1,240,000 for the six months ended June 30, 2005. This increase is largely attributable to the acquisition of TMG including the salaries of the five officers and two support staff effective April 1, 2006. As a percentage of revenue, administrative expenses for the six months ended June 30, 2006 was 22% compared to 17% in 2005.

SELLING EXPENSES

Selling expenses increased by $250,000, or 36%, to $940,000 for the six months ended June 30, 2006 compared to $690,000 for the six months ended June 30, 2005. This increase is attributable to the additional salaries of new sales staff hired during the later part of 2005 and early 2006 plus additional sales expense from the acquisition of TMG. As a percentage of revenue, selling expenses for the six months ended June 30, 2006 was 14% compared to 10% in 2005.

DEPRECIATION AND AMORTIZATION

For the six months ended June 30, 2006, depreciation and amortization expenses increased by $90,000, or 53%, to $260,000 compared to $170,000 for the six months ended June 30, 2005. The 2006 increase is attributable to amortization of approximately $90,000 of additional capital assets and other assets including contracts and customer lists acquired with the TMG acquisition. As a percentage of revenue, depreciation and amortization expenses increased to 4% for the six months ended June 30, 2006 compared to 2% in 2005.

WRITE DOWN OF PROPERTY AND EQUIPMENT

During the six months ended June 30, 2005, we wrote down property and equipment in the amount of $5,000. The fair value of the impaired asset was generally estimated by discounting the expected future cash flows of the individual assets. Impairment was indicated by adverse change in market prices, current period cash flow losses combined with a history of losses, or a significant change in the manner in which the asset is to be used.

DEBT FORGIVENESS

Debt forgiveness for the six months ended June 30, 2006 includes $78,000 from the settlement of the W. Terry Lyons Loan on June 30, 2006. Debt forgiveness for the six months ended June 30, 2005 includes $66,000 of accrued interest on the 12% Senior Secured Convertible Debentures which was forgiven when the principal balance was repaid on June 27, 2005.

FINANCING COSTS AND MARK-TO-MARKET ADJUSTMENTS

During the six months ended June 30, 2006, we amortized $290,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. convertible debt financing closed on June 27, 2005. At June 30, 2006, the fair value of the derivates and embedded derivatives were marked-to-market with a total of $135,000 credited to financing costs. As a result of the modifications to the Laurus revolving facility on June 30, 2006, we recognized a loss on extinguishment of debt of $690,000 and a gain on the reversal of the embedded derivative of $390,000.

During the six months ended June 30, 2006, we amortized $5,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. convertible debt financing closed on June 27, 2005.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST CHARGES AND INCOME TAXES For the six months ended June 30, 2006, loss from continuing operations before interest charges and income taxes increased by $1,300,000 or 448% to a loss of $1,010,000 compared to income of $290,000 for the six months ended June 30, 2005.

INTEREST CHARGES

For the six months ended June 30, 2006, interest charges decreased by $880,000, or 75%, to $300,000 from $1,180,000 for the six months ended June 30, 2005. This decrease is largely attributable to the reduced interest expense on the beneficial conversion feature recognized on convertible debt which was repaid in June 2005. Included in the interest charges for the six months ended June 30, 2006 is $245,000 paid on the revolving facility and overadvance with Laurus Master Fund, Ltd., and $55,000 on long-term debt and bank charges. Included in the interest charges for the six months ended June 30, 2005 is $1,000,000 related to the 12% senior secured convertible debentures, $110,000 paid on the receivable discount facility with Morrison Financial Services Limited, $70,000 paid on long-term debt and bank charges.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

For the six months ended June 30, 2006, loss from continuing operations before income taxes increased by $430,000 or 48% to a loss of $1,320,000 compared to a loss of $890,000 in 2005.

INCOME TAXES

Income tax expense for the six months ended June 30, 2006 was $20,000 compared to $70,000 in 2005.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations for the six months ended June 30, 2006 increased by $380,000 or 40% to a loss of $1,340,000 compared to a loss of $960,000 for the six months ended June 30, 2005.

LOSS FROM DISCONTINUED OPERATIONS

Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the six months ended June 30, 2006 and 2005.

There was no technology revenue for the six months ended June 30, 2006 and 2005. The net loss for the technology operations for the six months ended June 30, was nil in 2006 and $5,000 in 2005.

There was no revenue or loss attributable to the training division for the six months ended June 30, 2006 and 2005.

There was no revenue to the IT recruitment division for the six months ended June 30, 2006 and 2005. There was no loss or income attributable to the IT recruitment division for the six months ended June 30, 2006 and there was a gain of $24,000 for the six months ended June 30, 2005.

NET LOSS

For the six months ended June 30, 2006, net loss increased by $400,000 or 43% to a net loss of $1,340,000 compared to a net loss of $940,000 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

With insufficient working capital from operations, our primary source of cash is a financing facility with Laurus Master Fund, Ltd. At June 30, 2006, the principal balance on the loan facility was $2,825,000.

At June 30, 2006, we had cash of $600,000 and a working capital deficiency of $1,790,000. At June 30, 2006, we had a cash flow deficiency from operations of $160,000. At June 30, 2005, we had cash of $610,000 and a working capital deficiency of $320,000. At June 30, 2005, we had a cash flow deficiency from operations of $90,000.

At June 30, 2006, we had a cash flow deficiency from investing activities of $1,190,000 related to cash paid for the acquisition of TMG net of cash acquired and related costs. At June 30, 2005, we had a cash flow deficiency from investing activities of $190,000 related to the purchase of property and equipment.

At June 30, 2006 we had cash flow from financing activities of $1,830,000 largely attributable to proceeds from the revolving facility with Laurus of $300,000, a term note with Laurus of $1,400,000 and the issuance of promissory notes to the TMG vendors of $560,000 less deferred costs of $120,000 and long-term debt repayment of $310,000. At June 30, 2005, we had cash flow from financing activities of $790,000 attributable primarily to proceeds from the convertible financing facility with Laurus of $3,100,000 less deferred financing costs of $230,000 and long-term debt repayment of $2,080,000.

On June 30, 2006, we reached a settlement with W. Terry Lyons with respect to the secured loan outstanding to him in the amount of $178,062 including accrued interest. In consideration of a monetary payment of $100,000 and execution of a Full and Final Release, Lyons released Thinkpath of all rights and debt held by him and forgave the balance of the loan of $78,062 which is included in debt forgiveness in the consolidated statement of operations.

On June 30, 2006, we repaid the balance owing on an SBA loan held by TMG in the amount of $84,083. This loan was personally guaranteed by the principal shareholders of TMG and collateralized by their personal residence and TMG's accounts receivables.

On June 30, 2006, we repaid an Officer's Loan to the vendors of TMG in the amount of $349,624 with a cash payment of $100,000 and 1,202,009* shares of our common stock, no par value per share, for consideration of $249,624.

On June 30, 2006, we received a secured term loan in the amount of $1,400,000 from Laurus Master Fund, Ltd. of which the proceeds were used to fund the acquisition of TMG. The loan is payable monthly starting October 1, 2006 in the amount of $42,424 per month. The loan bears interest at an annual rate equal to the Wall Street Journal prime rate plus 2%. The loan matures June 30, 2009. In connection with the financing, we issued Laurus a warrant to purchase up to 1,810,674 shares of our common stock at $.0001 per share. Laurus is prohibited from selling any of the warrants until June 30, 2007 and thereafter is prohibited from selling an amount of shares in excess of 15% of the daily volume of trading of our common stock on any day.

On June 30, 2006, we issued five unsecured promissory notes to the shareholders of TMG totaling $559,750 with quarterly payments of $69,969 starting September 30, 2006. The notes bear interest at an annual rate equal to the Wall Street Journal prime rate and mature on June 30, 2008.

On June 30, 2006, we assumed a motor vehicle loan as a result of the acquisition of TMG in the amount of $11,160 with monthly payments of $372 for 36 months starting January 14, 2006. The loan is secured by the motor vehicle and bears interest at 7.5% per annum. The loan matures on January 14, 2009.

At June 30, 2006, we held various capital leases in the amount of $23,993 secured by property and equipment with various payment terms and interest rates ranging from 10-22%. These leases mature between July 2006 and July 2007.

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

Despite our recurring losses and negative working capital, we believe that we have developed a business plan that, if successfully implemented, could improve our operational results and financial condition. However, we can give no assurances that our current cash flows from operations, if any, borrowings available under our receivable discount facility, and proceeds from the sale of securities, will be adequate to fund our expected operating and capital needs for the next twelve months. The adequacy of our cash resources over the next twelve months is primarily dependent on our operating results and the effectiveness of a registration statement registering the shares underlying the Laurus warrants which are subject to substantial uncertainties. Cash flow from operations for the next twelve months will depend, among other things, upon the effect of the current economic slowdown on our sales and management's ability to implement our business plan. The failure to return to profitability and optimize operating cash flow in the short term, and to successfully raise additional financing, could have a material adverse effect on our liquidity position and capital resources, which may force us to curtail our operations.

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

In December 2004, the FASB issued SFAS No. 123 (Revised), "Share-based Payment". This statement requires employers to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123 (Revised) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123 (Revised) becomes effective for annual reporting periods that begin after December 15, 2005. Effective January 1, 2006, we adopted this standard using the modified prospective method of transition. This method requires that issued financial statements be restated based on the amounts previously calculated and reported in the pro forma footnote disclosures required by SFAS No. 123. SFAS No. 123 (Revised) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123 (Revised), the expense attributable to an award will be measured in accordance with the company's measurement model at that award's date of grant. The total expense recorded in future periods will depend on several variables, including the number of shared-based awards that vest and the fair value of those vested awards.

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

Effective April 1, 2006, the Company acquired goodwill in the amount of 1,895,262 in connection to its acquisition of The Multitech Group Inc. which has been allocated to the Technical Publications and Engineering reporting unit.

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

RECENT EVENTS

Subsequent to June 30, 2006, we entered into an agreement with Financial Media Relations, LLC, a California company, for the purpose of developing and implementing a marketing and investor relations program and the provision of business development and strategic advisory services. The term of the agreement is six months beginning July 1, 2006 at a cost of $5,000 per month. In addition, we issued 162,000 shares of our common stock, no par value, with "piggyback" registration rights.

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

The lessor filed a claim against us and Thinkpath Training LLC demanding that the rent arrears be paid and the premises vacated immediately. On June 1, 2006, a default judgment was awarded to the lessor and entered against us. On July 7, 2006, our motion to vacate the default judgment was denied. On July 27, 2006, the court agreed to our motion to renew and reargue our prior motion seeking to vacate the default judgment on August 23, 2006. Although we intend to continue to defend this claim vigorously, we may be held liable for the rent arrears plus the balance of the lease which expires August 31, 2006 for a total of $300,000.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2006, we sold unregistered securities as described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. The purchasers of the securities in such transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. The purchasers of the securities in the transactions below were each sophisticated investors who were provided information about us and were able to bear the risk of loss of their entire investment.

On June 30, 2006, we issued 3,369,188 shares of our common stock, no par value per share, to the vendors of The Multitech Group Inc., for a total consideration of $669,689 as part of the acquisition price. We also issued 1,202,009 shares of our common stock, no par value per share, to the principal vendors as repayment of an Officer's Loan in the amount of $249,624.

On June 30, 2006, we issued 316,563 shares of our common stock, no par value per share, to Leventis Investments for a total consideration of $63,313 as partial payment of a buyer's fee for the TMG acquisition.

In connection with a financing, on June 30, 2006, we issued 1,810,674 common stock purchase warrants to Laurus Master Fund, Ltd. with an exercise price of $.0001 per share and which expire on June 30, 2016. Laurus is prohibited from selling any of the warrants until June 30, 2007 and thereafter is prohibited from selling an amount of shares in excess of 15% of the daily volume of trading of our common stock on any day.

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

      On July 10, 2006, the Company filed a report on Form 8-K to disclose its financing transaction with Laurus Master Fund, Ltd.

      On July 11, 2006, the Company filed a report on Form 8-K to disclose its acquisition of The Multitech Group Inc.

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

Dated: August 21, 2006       By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer