Form 10QSB
period 2006-09-30
THINKPATH INC
filed 2006-11-20
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
                                       OR

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

          AS OF NOVEMBER 20, 2006 THERE WERE 9,988,082 SHARES OF COMMON
                   STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES | | NO |X|

                                 THINKPATH INC.

               SEPTEMBER 30, 2006 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1. Financial Statements

        Interim Consolidated Balance Sheets as of September 30, 2006 and
        December 31, 2005.................................................. 4-5
        Interim Consolidated Statements of Operations for the three and
        nine months ended September 30, 2006 and 2005......................   6
        Interim Consolidated Statements of Changes in Stockholders' Equity
        for the nine months ended September 30, 2006 and the year ended
        December 31, 2005..................................................   7
        Interim Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2006 and 2005..................................   8
        Notes to Interim Consolidated Financial Statements................. 9-32

Item 2. Management's Discussion and Analysis or Plan of Operation..........33-48

Item 3. Controls and Procedures............................................   49

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................   49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........   50

Item 3. Defaults Upon Senior Securities ...................................   50

Item 4. Submission of Matters to a Vote of Security Holders ...............   50

Item 5. Other Information .................................................   50

Item 6. Exhibits and Reports on Form 8-K ..................................   51

ITEM 1. FINANCIAL STATEMENTS


                                 THINKPATH INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2006

                        (AMOUNTS EXPRESSED IN US DOLLARS)

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                      9/30/2006      12/31/2005
                                                      ---------      ----------
                                                              $               $
                                     ASSETS

CURRENT ASSETS
     Cash                                               113,895         123,056
     Accounts receivable (note 5)                     2,426,276       1,841,338
     Prepaid expenses                                   170,227         143,273
                                                     ----------      ----------
                                                      2,710,398       2,107,667

PROPERTY AND EQUIPMENT (note 6)                         770,210         577,689

GOODWILL (note 7)                                     4,402,814       2,507,552

OTHER ASSETS (note 8)                                   728,064         259,344
                                                     ----------      ----------
                                                      8,611,486       5,452,252
                                                     ==========      ==========


          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                       9/30/2006     12/31/2005
                                                       ---------     ----------
                                                               $              $
                                   LIABILITIES

CURRENT LIABILITIES
     Laurus revolving note (note 12)                   2,700,782             --
     Convertible financing -  Laurus  (note 12)               --      1,169,156
     Convertible financing - derivatives (note 12)            --        424,241
     Accounts payable (note 13)                        1,424,104      1,166,152
     Current portion of long-term debt (note 14)         788,928        124,326
                                                     -----------    -----------
                                                       4,913,814      2,883,875

     LONG-TERM DEBT (note 14)                            907,591         69,826
     CONVERTIBLE FINANCING - DERIVATIVES (note 12)       664,423        480,948
                                                     -----------    -----------
                                                       6,485,828      3,434,649
                                                     ===========    ===========
COMMITMENTS AND CONTINGENCIES (note 22)

                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (note 15)                               42,298,930     40,486,219

DEFICIT                                              (39,238,377)   (37,518,943)

ACCUMULATED OTHER COMPREHENSIVE LOSS (note 17)          (934,895)      (949,673)
                                                     -----------    -----------
                                                       2,125,658      2,017,603
                                                     -----------    -----------
                                                       8,611,486      5,452,252
                                                     ===========    ===========


          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (RESTATED) (AMOUNTS EXPRESSED IN US DOLLARS)

                                                                  3 months ended Sept 30,          9 months ended Sept 30,
                                                                                Restated                         Restated
                                                                 2006      2005 (note 25)          2006     2005 (note 25)
                                                                 ----      --------------          ----     --------------
                                                                    $                $                $                $
REVENUE                                                     3,498,968        3,169,632       10,203,105       10,376,441

COST OF SERVICES                                            2,333,733        2,253,380        6,993,813        7,131,372
                                                           ----------       ----------       ----------       ----------
GROSS PROFIT                                                1,165,235          916,252        3,209,292        3,245,069
                                                           ----------       ----------       ----------       ----------
EXPENSES
     Administrative                                           750,360          605,736        2,229,443        1,837,688
     Selling                                                  589,469          490,259        1,527,946        1,183,378
     Depreciation and amortization                            186,376           94,242          450,083          261,512
     Write down of property and equipment                          --               --               --            3,851
     Debt forgiveness                                              --               --          (78,062)         (66,150)
     Loss on sale of subsidiary                                16,160               --           16,160               --
     Financing costs and mark-to-market adjustments           (38,277)        (394,122)         415,271         (389,599)
                                                           ----------       ----------       ----------       ----------
                                                            1,504,088          796,115        4,560,841        2,830,680
                                                           ----------       ----------       ----------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INTEREST CHARGES AND INCOME TAXES                (338,853)         120,137       (1,351,549)         414,389

     Interest Charges                                         150,214           93,024          454,409        1,274,395
                                                           ----------       ----------       ----------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES                                            (489,067)          27,113       (1,805,958)        (860,006)

     Income Taxes (note 16)                                  (105,562)          24,406          (86,524)          95,348
                                                           ----------       ----------       ----------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                     (383,505)           2,707       (1,719,434)        (955,354)

INCOME FROM DISCONTINUED OPERATIONS (note 18)                      --               --               --           19,096
                                                           ----------       ----------       ----------       ----------
NET INCOME (LOSS)                                            (383,505)           2,707       (1,719,434)        (936,258)
                                                           ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     OUTSTANDING BASIC AND DILUTED*                         9,940,669        4,677,798        6,491,494        4,243,318
                                                           ==========       ==========       ==========       ==========
INCOME (LOSS) FROM CONTINUING OPERATIONS PER WEIGHTED
     AVERAGE COMMON STOCK BASIC AND DILUTED                     (0.04)              --            (0.26)           (0.23)
                                                           ==========       ==========       ==========       ==========
INCOME FROM DISCONTINUED OPERATIONS PER WEIGHTED
     AVERAGE COMMON STOCK BASIC AND DILUTED                        --               --               --               --
                                                           ==========       ==========       ==========       ==========
NET INCOME (LOSS) PER WEIGHTED AVERAGE COMMON STOCK
     BASIC AND DILUTED                                          (0.04)              --            (0.26)           (0.22)
                                                           ==========       ==========       ==========       ==========


* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND THE YEAR
ENDED DECEMBER 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

                                              COMMON      PREFERRED                                                   ACCUMULATED
                                               STOCK          STOCK        CAPITAL                                          OTHER
                                           NUMBER OF      NUMBER OF          STOCK                  COMPREHENSIVE   COMPREHENSIVE
                                              SHARES*        SHARES        AMOUNTS        DEFICIT            LOSS            LOSS
---------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2004                           2,720,493     39,686,047    (34,683,637)                       (940,764)
                                           ======================================================                     ===========
Net loss for the period                           --                            --     (2,835,306)     (2,835,306)

Other comprehensive loss, net of tax:
  Foreign currency translation adjustments                                                                 (8,909)         (8,909)
                                                                                                      -----------
Comprehensive loss                                                                                     (2,844,215)
                                                                                                      ===========
Common stock repurchased for
cancellation (note 11)                      (626,384)                     (123,110)             --

Conversion of 12% senior secured
convertible debentures                     1,235,100                       317,168              --

Interest on 12% senior secured
convertible debentures                       131,395                        21,448              --

Common stock issued for investment           246,450                       246,609              --

Common stock and warrants issued
for services                                 100,787                        98,057              --

Accrued liabilities settled through
the issuance of common stock                 930,481                       240,000              --

                                           ------------------------------------------------------                     -----------
Balance as of December 31, 2005            4,738,322                    40,486,219    (37,518,943)                       (949,673)
                                           ======================================================                     ===========
Net loss for the period                           --                            --     (1,719,434)     (1,719,434)

Other comprehensive loss, net of tax:
  Foreign currency translation adjustments                                                                 14,778          14,778
                                                                                                      -----------
Comprehensive loss                                                                                     (1,704,656)
                                                                                                      ===========
Common stock issued for investment         3,685,751                       763,000             --

Preferred stock issued for                                      700        699,687             --
investment

Common stock and warrants issued
for services                                 362,000                       100,400              --

Accrued liabilities settled through
the issuance of common stock               1,202,009                       249,624              --
                                           ======================================================                     ===========
Balance as of September 30, 2006           9,988,082            700     42,298,930    (39,238,377)                       (934,895)
                                           ======================================================                     ===========

* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (RESTATED)
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                               Nine Months Ended September 30,
                                                                                                     Restated
                                                                                         2006   2005 (note 25)
                                                                                         ----   --------------
                                                                                            $               $
Cash flows from operating activities
    Net loss                                                                       (1,719,434)       (936,258)

    Adjustments to reconcile net loss to net cash used in operating activities:
    Income from discontinued operations                                                    --         (19,096)
    Depreciation and amortization                                                     450,083         261,512
    Future income taxes                                                              (107,711)             --
    Beneficial conversion on issuance of convertible debt                                  --         474,302
    Interest on 12% senior secured convertible debentures                                  --          21,448
    Write off unamortized debt discount                                                    --         505,340
    Amortization of deferred financing costs                                          372,281         139,829
    Mark-to-market of derivatives                                                    (258,604)       (529,428)
    Loss on extinguishment of debt                                                    689,858              --
    Gain on reversal of embedded derivative                                          (388,263)             --
    Write down of property and equipment                                                   --           3,851
    Increase in accounts receivable                                                   (15,820)       (514,564)
    Increase in prepaid expenses                                                       (3,130)        (90,641)
    Increase in accounts payable                                                       30,586         100,250
    Common stock and warrants issued for services                                     100,400          98,057
    Debt forgiveness                                                                  (78,062)        (66,150)
                                                                                   ----------      ----------
    Net cash provided by (used in) operating activities                              (927,816)       (551,548)
                                                                                   ----------      ----------
Cash flows from investing activities
    Purchase of property and equipment                                                (15,226)       (210,862)
    Proceeds on sale of property and equipment                                             --           1,794
    Purchase of other assets                                                               --          (4,017)
    Proceeds on disposal of other assets                                               66,920              --
    Cash payment for acquisition net of cash acquired and related costs            (1,252,091)             --
                                                                                   ----------      ----------
    Net cash used in investing activities                                          (1,200,397)       (213,085)
                                                                                   ----------      ----------
Cash flows from financing activities
    Repayment of bank indebteness                                                          --         (81,656)
    Repayment of receivable discount facility                                              --        (722,331)
    Proceeds from revolving (convertible) financing facility                          593,471       3,129,006
    Deferred financing costs incurred                                                (125,271)       (230,792)
    Repayment of convertible debt                                                          --      (1,162,700)
    Repurchase of shares for cancellation                                                  --        (123,110)
    Proceeds from long-term debt                                                    1,959,750              --
    Repayment of long-term debt                                                      (314,472)        (85,342)
                                                                                   ----------      ----------
    Net cash provided by financing activities                                       2,113,478         723,075
                                                                                   ----------      ----------
Cash flow from used by discontinued operations                                             --          19,096

Effect of foreign currency exchange rate changes                                        5,574           8,583
                                                                                   ----------      ----------
Net increase (decrease) in cash                                                        (9,161)        (13,879)
Cash
    Beginning of period                                                               123,056         180,121
                                                                                   ----------      ----------
    End of period                                                                     113,895         166,242
                                                                                   ==========      ==========
SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                                     454,409         278,037
                                                                                   ==========      ==========
    Income taxes paid                                                                  21,187          95,348
                                                                                   ==========      ==========
SUPPLEMENTAL NON-CASH ITEMS:
    Common stock and warrants issued for liabilities and services                     350,024         338,057
                                                                                   ==========      ==========
    Common stock issued for investment                                                763,000              --
                                                                                   ==========      ==========
    Preferred stock issued for investment                                             699,687              --
                                                                                   ==========      ==========


          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

1.    MANAGEMENT'S INTENTIONS AND GOING CONCERN

      Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant recurring operating losses and working capital deficiencies. At September 30, 2006, the Company had a deficit of $39,238,377 and has suffered recurring losses from operations.

      With insufficient working capital from operations, the Company's primary source of cash is a $3,500,000 financing facility with Laurus Master Fund, Ltd. ("Laurus"). At September 30, 2006, the balance on the facility was $3,115,690 (note 12) . The facility consists of a revolving line of credit based on 90% of eligible accounts receivable which matures on June 27, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3%.

      As at November 20, 2006, management's plans to mitigate and alleviate its operating losses and working capital deficiencies include:

      a) Implement cost cutting measures as required to restore each office to profitability

      b) Continued focus on securing customers with high growth potential, such as those in the aerospace and defense industries;

      c) Complement organic growth with the acquisition of profitable engineering companies; and

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

3.    STOCK OPTION PLANS

                                                                       WEIGHTED
                                                                        AVERAGE
                                                      OPTIONS*   EXERCISE PRICE
                                                      --------   --------------
      a) Options outstanding at December 31, 2004         112
                                                    =========
         Options forfeited during the period               --
         Options expired during the period                (25)          $15,688
         Options granted during the period          1,864,572              $.19
                                                    ---------
         Options outstanding at December 31, 2005   1,864,659
                                                    =========
         Options forfeited during the period               --
         Options expired during the period                (87)           $3,475
         Options granted during the period                 --
                                                           --
         Options outstanding at September 30, 2006  1,864,572
                                                    =========

         Options exercisable December 31, 2005      1,864,659              $.19
         Options exercisable September 30, 2006     1,864,572              $.19
         Options available for future grant
            December 31, 2005                         137,015
         Options available for future grant
            September 30, 2006                        137,102

         * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      b) Range of Exercise Prices at September 30, 2006

                                       Weighted                        Weighted
                  Outstanding           Average       Options           Average
                      Options*   Remaining Life   Exercisable*   Exercise Price
                      --------   --------------   ------------   --------------
      $0.0001       1,864,572              9.07     1,864,572             $0.19

         * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      c) Change in Accounting Policy and Pro-forma net income

         At September 30, 2006, the Company has five stock-based employee compensation plans, which are described more fully in Note 15(d). Effective January 1, 2006, the Company's plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      There was no stock compensation expense for employee options recorded under FAS 123 (R) in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006. There was no stock compensation expense for employee options recorded under APB No. 25 in the Consolidated Statements of Operations for the three and nine months ended September 30, 2006.

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

      There was no stock compensation expense related to non-employee options for the three and nine month periods ended September 30, 2006 or 2005.

      PRO FORMA INFORMATION UNDER SFAS NO. 123 FOR PERIODS PRIOR TO ADOPTION OF FAS 123 ( R):

      The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                     Three months ended    Nine months ended
                                                          September 30,           September,
                                                               Restated             Restated
                                                         2005 (NOTE 25)       2005 (NOTE 25)
                                                         --------------       --------------
                                                                                           $
       Net income (loss) as reported                              2,707             (936,258)
       Deduct:  Total stock-based employee
       compensation expense determined under fair
       value based method for all awards net of                      --                   --
       related tax effects

       Pro forma net income (loss)                                2,707             (936,258)

       Income (loss) per share:
       Basic and diluted loss per share, as                        0.00                (0.22)
       reported

       Pro forma income (loss) per share                           0.00                (0.22)

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      The net acquired assets were valued as follows:

      Current assets                                           $ 23,616
      Property and equipment                                     11,240
      Other assets                                              100,909
      Liabilities assumed                                      (107,667)
                                                               --------

      Less: consideration                                       246,609
                                                               --------

      Goodwill                                                 $218,511
                                                               ========

      At December 31, 2005, the Company wrote off the goodwill from the acquisition of TBM Technologies Inc., for impairment based on reduced cash flow estimates.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      On June 30, 2006, the Company completed the acquisition of The
      Multitech Group Inc. (TMG), an engineering services firm located in New Jersey, effective April 1, 2006. The purchase price of $2,798,750 was based on five times the audited 2005 EBIT of TMG and was payable as follows: thirty percent in cash for a total of $839,625; twenty per cent in a two year subordinated note of $559,750 bearing annual interest at US prime, payable quarterly and guaranteed by the Company; twenty-five per cent in the Company's common shares for a total consideration of $699,688 or 3,369,188 common shares; and, twenty-five per cent in the Company's preferred shares for a total consideration of $669,688 or 700 preferred share which will be convertible into common shares after June 30, 2007. The acquisition was accounted for by the purchase method and the operations have been included in the consolidated operations from April 1, 2006.

      The net acquired assets were valued as follows:

      Current assets                           $  965,977
      Property and equipment                      378,715
      Other assets                                626,519
      Liabilities assumed                        (762,933)
                                               ----------
      Less: consideration including
        acquisition costs                       3,103,540
                                               ----------
      Goodwill                                 $1,895,262
                                               ==========

5.    ACCOUNTS RECEIVABLE

                                                  9/30/06      12/31/05
                                                  -------      --------
                                                        $             $
      Accounts receivable                       2,675,274     2,043,214
      Less: Allowance for doubtful accounts      (248,998)     (201,876)
                                               ----------    ----------
                                                2,426,276     1,841,338
                                               ==========    ==========

      Allowance for doubtful accounts
      Balance, beginning of period                201,876       179,648
      Provision                                    85,841        42,051
      Recoveries                                  (38,719)      (19,823)
                                               ----------    ----------
      Balance, end of period                      248,998       201,876
                                               ==========    ==========

6.    PROPERTY AND EQUIPMENT

                                                 9/30/06                12/31/05
                                     --------------------------------   --------
                                                 ACCUMULATED
                                          COST  AMORTIZATION      NET        NET
                                             $             $        $          $

      Furniture and equipment          221,052       186,318   34,734     31,734
      Computer equipment and
        software                     3,840,855     3,444,985  395,870    524,474
      Leasehold improvements            57,422        40,746   16,676     21,481
      Automobile                        43,425        43,425       --         --
      Fair Market Increment on
        Acquired Assets                358,810        35,880  322,930         --
                                     ---------     ---------  -------    -------
                                     4,521,564     3,751,354  770,210    577,689
                                     =========     =========  =======    =======
      Property and equipment
        under capital lease            248,871       178,669   70,202     99,408
                                     =========     =========  =======    =======

     Amortization of property and equipment for the three and nine months ended September 30, 2006 amounted to $80,277 and $234,028 respectively. These amounts include amortization of property and equipment under capital lease of $3,999 and $9,908 respectively for the three and nine months ended September 30, 2006.

     Amortization of property and equipment for the year ended December 31, 2005 amounted to $280,837 including amortization of property and equipment under capital lease of $44,275.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

7.    GOODWILL

      Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                                             9/30/06    12/31/05
                                                                             -------    --------
                                                             ACCUMULATED
                                               ACCUMULATED    IMPAIRMENT
                                       COST   AMORTIZATION        LOSSES         NET         NET
                                  --------------------------------------------------------------
                                          $              $             $           $           $
      Technical Publications &
      Engineering (CadCam Inc.,
      TBM Technologies Inc.
      and The Multitech Group
      Inc.)                       7,851,142        535,164     2,913,164   4,402,814   2,507,552
                                  ---------        -------     ---------   ---------   ---------

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

      Effective April 1, 2006, the Company acquired goodwill in the amount of $1,895,262 in connection to its acquisition of TMG (note 4) which has been allocated to the Technical Publications and Engineering reporting unit.

8.    OTHER ASSETS

                                                         9/30/06        12/31/05
                                                         -------        --------
                                                               $               $

      Cash surrender value of life insurance              13,291          66,920
      Deferred Financing Costs                           244,523         192,424
      Contracts                                          366,972              --
      Customer Lists                                     103,278              --
                                                         -------         -------

      Total                                              728,064         259,344
                                                         =======         =======

      Included in Other Assets are deferred financing costs related to the Laurus Convertible Financing Facility to be amortized over the three-year term of the debt, beginning July 1, 2005. Also included in Other Assets are contracts and customer lists related to the acquisition of The Multitech Group Inc. (note 4) to be amortized over two and three years respectively, beginning April 1, 2006. Amortization of other assets for the three and nine months ended September 30, 2006 amounted to $106,099 and $216,055 respectively.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      As the embedded derivatives are not standard and are not publicly quoted, a combination of Black-Scholes methodologies and Monte Carlo simulations were used. Valuations were performed at each quarter end and the conversion option, warrants and options were each valued separately. As the Company has no public rating or no public debt, it is very difficult to estimate the potential change of the credit spread between the issue date and valuation dates. Moreover, there is no evidence of any material event that could change significantly the credit spread of the issue. A constant credit spread equal to 300 basis points as per the issue date was therefore assumed in the valuation. For the valuation as of December 31, 2005 an assumption of 158% volatility was used and for the valuation at September 30, 2006, an assumption of 143% volatility was used.

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

                                                               Weighted
               Tranche       Notional     Conversion Price      Average
               -------       --------     ----------------     --------
              Tranche 1     1,000,000            0.4             0.1290

              Tranche 2     1,000,000            0.5             0.1613

              Tranche 3     1,100,000           0.53             0.1881
                            ---------                          --------
                Total       3,100,000                            0.4784
                            =========                          ========

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

      VALUATION RESULTS

          Derivative                         9/30/06       12/31/05
          ----------                         -------       --------
          Conversion Options                      --       $452,928
                                                  --
          Interest Adjustment Clause                       ($28,687)
          Warrants                          $602,270       $393,100

          Options                           $ 62,153       $ 87,848
                                            --------       --------
                                            $664,423       $905,189
                                            ========       ========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      During the nine months ended September 30, 2006, the Company amortized $372,281 of the initial value of the derivatives and embedded derivatives which are included in financing costs. The mark to market of the derivatives including the embedded derivatives at the end of each period was credited to financing costs in the amount of $258,604.

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

      EITF Issue No. 96-19 requires that the new debt be recorded at fair value and that amount should be used to determine the debt extinguishment gain or loss to be recognized and effective rate of the new debt. Using an effective rate of 20%, the fair value of the new facility was determined to be $2,351,271 which results in a loss of $689,858 on extinguishment of debt based on the book value of the old facility of $1,661,413. This loss is included in financing costs at September 30, 2006 in the consolidated statement of operations.

      As the conversion right of the convertible financing facility was eliminated, the entire embedded derivative pertaining to the conversion option was reversed, resulting in a gain of $388,264. This gain is included in financing costs at September 30, 2006 in the consolidated statement of operations.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      The Company concluded that the 20% cap added to the liquidated damages clause, does not represent an economically reasonable difference between registered and unregistered shares as the cap is based on the notional amount of financing outstanding which no longer has a convertibility feature and therefore has no relation to the shares that could be issued upon the exercise of options and warrants. Moreover, the maximum potential penalty that could arise under this clause based on the total debt outstanding to Laurus at September 30, 2006 was approximately $900,000 which is significant as compared to the total value of the shares that could be issued under the outstanding warrants and options at September 30, 2006 of approximately $750,000.

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

      On November 15, 2006, the Company executed an Omnibus Amendment No. 1 with Laurus Master Fund, Inc., whereby Laurus agreed to postpone the December and January principal payments on the Term Note (note 14) to be paid instead on the Maturity Date of June 30, 2009. In addition, they agreed to extend the overadvance until December 31, 2007 with a repayment schedule beginning July 1, 2007. In consideration of these modifications, the Company issued 940,750 common stock purchase warrants to Laurus with an exercise price of $0.23 per share which expire on November 15, 2013. Laurus also agreed to waive any penalties for failure to file and effect a registration statement registering the shares underlying their common stock purchase warrants until March 1, 2007.

      At the end of each period, the balance on the Laurus facility was as follows:

                                                    9/30/06        12/31/05
                                                    -------        --------
                                                          $               $
      Principal balance revolving note            3,115,690              --
      Principal balance convertible facility             --       2,522,219
      Deferred Financing Costs                     (414,908)     (1,353,063)
                                                  ---------      ----------

      Total                                       2,700,782       1,169,156
                                                  =========      ==========

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

13.   ACCOUNTS PAYABLE

      Included in accounts payable at the end of each period are the following:

                                                    9/30/06        12/31/05
                                                    -------        --------
                                                          $               $
     Trade payables                                 290,032         276,486
     Accrued payroll and payroll liabilities        562,365         266,343
     Accrued bonuses                                125,000         130,866
     Accrued professional fees                      282,497         245,368
     Other                                          164,210         247,089
                                                    -------         -------

                                                  1,424,104       1,166,152
                                                  =========       =========

14.   LONG-TERM DEBT

      i) September 30, 2006

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      The warrants issued with the term loan are subject to the modified Registration Rights Agreement (Note 12) including the 2% liquidated damages clause and therefore are classified as embedded derivatives under EITF 00-19. The warrants were valued as of June 30, 2006 using standard Black-Scholes methodology with a dilution effect. (Risk free interest rate of 5.38%; volatility of 142%; weighted average expected life of 10 years; weighted average fair value per share of $0.17). In accordance with APB 14, the value of these warrants should be extracted from the total cash received and the difference ascribed to the secured debt as follows:

      Cash received                1,400,000
      Warrants                      (304,763)
                                   ---------
      Secured Loan                 1,095,237
                                   =========

      Beginning July 1, 2006, the Company began amortizing the initial value of the embedded derivative over the three year term of the loan. During the three months ended September 30, 2006, the Company amortized $25,397 of the initial value of the embedded derivatives.

      On November 15, 2006, the Company executed an Omnibus Amendment No. 1 with Laurus Master Fund, Inc. (note 12), whereby Laurus agreed to postpone the December and January principal payments on the term note to be paid instead on the Maturity Date of June 30, 2009.

      On June 30, 2006, the Company issued five unsecured promissory notes to the shareholders of TMG totaling $559,750 with quarterly payments of $69,969 starting September 30, 2006. The notes bear interest at an annual rate equal to the Wall Street Journal prime rate and mature on June 30, 2008. At September 30, 2006, the Company and the note holders agreed to defer the quarterly payments due September 30, 2006 and December 31, 2006 until such a time that the Company's cash flow improves.

      On June 30, 2006, the Company assumed a motor vehicle loan as a result of the acquisition of TMG in the amount of $11,160 with monthly payments of $372 for 36 months starting January 14, 2006. The loan is secured by the motor vehicle and bears interest at 7.5% per annum. The loan matures on January 14, 2009. In July 2006, this liability was assumed by a TMG employee.

      At September 30, 2006, the Company held various capital leases in the amount of $16,135 secured by property and equipment with various payment terms and interest rates ranging from 10-22%. These leases mature between October 2006 and July 2007.

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

                                                9/30/06            12/31/05
                                                -------            --------
                                                      $                   $
      a) Included therein:

      Laurus Term Loan                       $1,400,000                  --
      Promissory Notes - TMG                    559,750                  --
      Terry Lyons                                    --             163,987
      Capital Leases                             16,135              30,165
                                             ----------             -------
                                              1,975,885             194,152

      Less: deferred financing costs on
            Laurus Term Loan                    279,366                  --
      Less: current portion                     788,928             124,326
                                             ----------             -------
                                                907,591              69,826
                                             ==========             =======

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      b) Future principal payments obligations as at September 30, 2006, were as follows:

            2006               232,778
            2007               754,682
            2008               649,026
            2009               339,400
            2010                    --
                            ----------
                            $1,975,886
                            ==========

      c) Interest expense related to long-term debt for the three and nine months ended September 30, 2006 was $51,336 and $85,985 respectively. Interest expense related to long-term debt was $53,132 for the year ended December 31, 2005.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      On July 1, 2006, the Company issued 162,000* shares of its common stock, no par value, with "piggyback" registration rights to Financial Media Relations, LLC, a California company, for the purpose of developing and implementing a marketing and investor relations program and the provision of business development and strategic advisory services. The term of the agreement is six months beginning July 1, 2006 and also includes a monthly cash fee of $5,000.

      On July 21, 2006, the Company issued 200,000* shares of its common stock, no par value, as director compensation.

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      c) Warrants

      For each of the periods presented, the following warrants for the purchase of one common share per warrant (as adjusted for 1:5,000 reverse stock split on June 29, 2005) at the following prices per common share and expiry dates were outstanding:

      Number of warrants*                        Exercise price
            9/30/06          12/31/05                 per share     Expiry date
      -------------------------------------------------------------------------
                 --                --                $16,200.00            2004
                 --                --             $16,250.00 to            2005
                                                     $18,550.00
                 --                --                $12,300.00            2005
                 --                --    $3,150.00 to $5,000.00            2005
                 --                20                 $7,500.00            2006
                 --               213                 $2,750.00            2006
                 --                --                   $400.00            2007
            500,000           500,000                     $0.41            2007
            100,000           100,000                     $1.20            2007
                124               124                   $200.00            2009
              2,400             2,400                    $87.50            2009
                 --                --                     $3.75            2009
                 --                --                     $2.00            2009
                229               229                     $1.25            2009
              1,714             1,714                    $87.50            2010
              2,857             2,857                    $43.75            2010
             13,333            13,333                     $3.75            2010
                 --                --                     $2.00            2010
              9,083             9,083                     $1.25            2010
                 --                --                     $1.00            2010
                 --                --                     $2.00            2011
                 --                --                     $1.40            2011
             47,388            47,388                     $1.25            2011
             62,500            62,500                     $1.00            2011
          1,050,000         1,050,000                     $0.55            2011
          1,050,000         1,050,000                     $0.60            2011
            500,000                --                     $0.01            2012
          1,810,674                --                    $.0001            2016
      -------------------------------------------------------------------------
          5,150,302         2,839,861
      -------------------------------------------------------------------------

      A summary of changes to number of issued warrants is as follows:

      Outstanding at December 31, 2004                1,811,389*
                                                     ----------
      Issued                                          2,700,000
      Cancelled                                      (1,671,189)
      Exercised                                              --
      Expired                                              (339)
                                                     ----------
      Outstanding at December 31, 2005                2,839,861*
                                                     ----------
      Issued                                          2,310,674
      Cancelled                                              --
      Exercised                                              --
      Expired                                              (233)
                                                     ----------
      Outstanding at September 30, 2006               5,150,302*
                                                     ==========

      On June 27, 2005, a total of 1,671,189* warrants held by the debenture holders were cancelled in consideration of payment in full of the principal balance owing of $1,162,700.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

      d) Stock Options

      The Company's Board of Directors and shareholders have approved the adoption of the 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option Plan and 2005 Stock Option Plan. Under the plans, a total of 2,001,674 options were authorized to be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. At September 30, 2006, 1,864,572 options remain outstanding and 137,102 options are available for future grant. At December 31, 2005, 1,864,659 options remain outstanding and 137,015 options are available for future grant.

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

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      e) Preferred Stock

         On June 30, 2006, the Company issued 700 shares of Series D preferred stock to the Vendors of TMG for a total consideration of $669,689. The Series D preferred stock is convertible into common stock at the option of the holder, one year from issuance by dividing $669,689 by the market price of the Company's common stock prior to conversion.

   DEFERRED INCOME TAXES AND INCOME TAXES

      a) Deferred Income Taxes

         The components of the deferred tax liability benefit by source of temporary differences that gave rise to the benefit are as follows:

                                                         9/30/06      12/31/05
                                                         -------      --------
                                                               $             $

      Losses available to offset future income taxes   5,988,000     5,221,000
      Deferred costs and customer lists                   33,000        33,000
      Share and debt issue costs                          49,300       126,000
      Property and equipment                             762,000       949,000
                                                       ---------     ---------
                                                       6,832,300     6,329,000

      Less: valuation allowance                        6,832,300     6,329,000
                                                       ---------     ---------
                                                             --            --
                                                       =========     =========

      b) Current Income Taxes

         Current income taxes consist of:
                                                         9/30/06      12/31/05
                                                       ---------     ---------
      Amounts calculated at statutory rates            $(730,858)    $(581,881)
                                                       ---------     ---------

      Permanent differences                              141,334       304,304
      Valuation allowance                                503,000       417,000
                                                       ---------     ---------
                                                         644,334       721,304
                                                       ---------     ---------

      Current income taxes                                21,187       139,423
      Deferred income taxes                             (107,711)           --
                                                       ---------     ---------
      Income taxes                                       (86,524)      139,423
                                                       =========     =========

      Issue expenses totaling approximately $368,000 may be claimed at the rate of 20% per year with $123,000 until 2006, and $245,000 until 2010. To the extent that these expenses create a loss, which are available to be carried forward for seven years for losses up to and including 2003 and for ten years commencing in 2004 from the year the loss is incurred. The Company has not reflected the benefit of utilizing non-capital losses totaling approximately $14,900,000, nor a capital loss totaling $750,000 in the future as a deferred tax asset as at September 30, 2006. As at the completion of the September 30, 2006 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.

17.   COMPREHENSIVE LOSS

                                                        9/30/06       12/31/05
                                                        -------       --------
                                                              $              $
      Net loss                                       (1,719,434)    (2,835,306)
      Other comprehensive loss
         Cumulative adjustment to market value               --             --
         Foreign currency translation adjustments        14,778         (8,909)
                                                     ----------     ----------

      Comprehensive loss                             (1,704,656)    (2,844,215)
                                                     ==========     ==========

      The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

18.   DISCONTINUED OPERATIONS

      Effective March 8, 2002, the Company sold its technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in the Company's technology division, including the employees of TidalBeach Inc. The Company will not have future revenues from either its Njoyn or Secondwave products and therefore the technology operations have been reported as discontinued. There was no technology revenue for the three months and nine months ended September 30, 2006 and 2005. There was no income or losses from the technology division for the three and nine months ended September 30, 2006. The net loss for the technology operations for the three and nine months ended September 30, 2005 was nil and $5,000 respectively.

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

      There was no revenue or income from the training division for the three and nine months ended September 30, 2006 and 2005. Effective June 27, 2003, the Company signed an agreement with Brainhunter.com Ltd., an Ontario company, for the purchase of certain assets of the Toronto IT recruitment division for a nominal amount of cash and the assumption of all employee liabilities. The gain on disposal of $190,627 has been reflected in the Income (loss) from discontinued operations in 2003. Of the $190,627, $146,627 was received in cash on closing with the balance of $44,000 due in a promissory note payable by June 27, 2004. On June 8, 2005, the Company collected approximately $40,000 on the promissory note and forgave the balance. As a result of this transaction, the Company will not have future revenues from its IT recruitment division and therefore the operations have been reported as discontinued.

      There was no revenue attributable to the IT recruitment division for the three and nine months ended September 30, 2006 and 2005. There was no income or losses for the IT recruitment division for the three and nine months ended September 30, 2006. The net income for the IT division for the three and nine months ended September 30, 2005, was nil and $24,000 respectively.

      The following table presents the revenues, income (loss) from operations and other components attributable to the discontinued operations of Njoyn Software Incorporated, TidalBeach Inc., Thinkpath Training Inc. and Thinkpath Training US Inc. and the IT recruitment division:

                                            Three months ended Sept 30,     Nine months ended Sept 30,
                                                              Restated                       Restated
                                                  2006   2005 (Note 25)           2006  2005 (Note 25)
                                                  ----   -------------            ----  -------------
                                                                                     $              $
      Revenues                                      --              --              --             --
                                                  ----            ----            ----       --------

      Loss from operations before income            --              --              --           (86)
      taxes

      Provision for Income Taxes                    --              --              --       (19,182)
                                                  ----            ----            ----       --------

      Income from discontinued operations           --              --              --         19,096
                                                  ====            ====            ====       ========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

19.   SCHEDULE OF NON-CASH ITEMS PER STATEMENT OF CASH FLOW

      The Company issued common shares and warrants for the following:

                                       Nine Months ended September 30, 2006
                                                                   Restated
                                                     2006     2005 (Note 25)
                                                     ----     --------------
                                                        $                  $
      Common stock and warrants issued for        350,024            338,057
        liabilities and services
      Common stock issued for investment          763,000                 --
      Preferred stock issued for investment       699,687                 --
                                                ---------            -------
                                                1,812,711            338,057
                                                =========            =======

20.   SEGMENTED INFORMATION

      a) Revenue and Gross Profit by Geographic Area

                                         Three months ended Sept 30,      Nine months ended Sept 30,
                                                           Restated                        Restated
                                              2006    2005 (Note 25)          2006    2005 (Note 25)
                                              ----   --------------           ----    -------------
                                                 $                $              $                $
      Revenue
        Canada                             419,949          500,706      1,259,179        1,474,710
        United States of America         3,079,019        2,668,926      8,943,926        8,901,731
                                         ---------        ---------     ----------       ----------
                                         3,498,968        3,169,632     10,203,105       10,376,441
                                         =========        =========     ==========       ==========
      Gross Profit
        Canada                             156,892          107,673        440,214          282,944
        United States of America         1,008,343          808,579      2,769,078        2,962,125
                                         ---------        ---------     ----------       ----------
                                         1,165,235          916,252      3,209,292        3,245,069
                                         =========        =========     ==========       ==========

      b) Net Income (Loss) by Geographic Area

                                        Three months ended Sept 30,       Nine months ended Sept 30,
                                                           Restated                        Restated
                                              2006    2005 (Note 25)          2006    2005 (Note 25)
                                              ----    -------------           ----    -------------
                                                 $                $              $                $
      Canada                              (298,501)         (26,045)    (1,391,231)      (1,717,513)
      United States of America             (85,004)          28,752       (328,203)         781,255
                                         ---------        ---------     ----------       ----------
                                          (383,505)          2,707      (1,719,434)        (936,258)
                                         =========        =========     ==========       ==========

      c) Identifiable Assets by Geographic Area

                                                                           9/30/06         12/31/05
                                                                           -------         --------
                                                                                 $                $
      Canada                                                               741,431          811,119
      United States of America                                           7,870,055        4,641,133
                                                                        ----------       ----------
                                                                         8,611,486        5,452,252
                                                                        ==========       ==========

      d) Revenues from Major Customers and Concentration of Credit Risk

      The consolidated entity had the following revenues from major customers:

      For the three and nine months ended September 30, 2006, one customer had sales of $321,106 and $1,039,710, respectively, representing approximately 9% and 10%, respectively, of total revenue.

      For the three and nine months ended September 30, 2005, one customer had sales of $806,950 and $3,097,238, respectively, representing approximately 25% and 30%, respectively, of total revenue.

      e) Purchases from Major Suppliers

      There were no significant purchases from major suppliers.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

21.   EARNINGS PER SHARE

      The Company has adopted Statement No. 128, Earnings Per Share, which requires presentation, in the consolidated statement of operations, of both basic and diluted earnings per share.

                                             Three months ended Sept 30,   Nine months ended Sept 30,
                                                               Restated                     Restated
                                                    2006  2005 (Note 25)         2006  2005 (Note 25)
                                                    ----  -------------          ----  -------------
                                                       $              $             $              $
      NUMERATOR
      Income (loss) from continuing             (383,505)         2,707    (1,719,434)      (955,354)
      operations

      Income  from discontinued operations            --             --            --         19,096
                                              ----------     ----------    ----------     ----------

      Net income (loss)                         (383,505)         2,707    (1,719,434)      (936,258)
                                              ==========     ==========    ==========     ==========

      DENOMINATOR
      Weighted Average common stock
      outstanding*                             9,940,669      4,677,798     6,491,494      4,243,318
                                              ==========     ==========    ==========     ==========

      Basic and diluted loss per common
      share from continuing operations             (0.04)          0.00         (0.26)         (0.23)
                                              ==========     ==========    ==========     ==========

      Basic and diluted loss per common
      share after discontinued operations          (0.04)          0.00         (0.26)         (0.23)
                                              ==========     ==========    ==========     ==========

      Average common stock outstanding*        9,940,669      4,677,798     6,491,494      4,243,318
      Average common stock issuable                   --             --            --             --
                                              ----------     ----------    ----------     ----------

      Average common stock outstanding
      assuming dilution*                       9,940,669      4,677,798     6,491,494      4,243,318
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

      * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

22.   COMMITMENTS AND CONTINGENCIES

      a) Lease Commitments

      Minimum payments under operating leases for premises occupied by the Company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at September 30, 2006, for the next five years are as follows:

                     2006      $  115,456
                     2007         462,835
                     2008         260,861
                     2009         140,477
                     2010         140,477
               Thereafter              --
                               ----------
                               $1,120,106
                               ==========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

      The lease commitments do not include an operating lease for premises in New York that the Company sub leased to the purchaser of the United States training division. In April 2006, the Company was notified by the purchaser that they had failed to meet their rent obligations and had accumulated rent arrears of approximately $80,000. The lessor filed a claim against Thinkpath Training LLC and the Company demanding that the rent arrears be paid and the premises vacated immediately. On June 1, 2006, a default judgement was awarded to the lessor and entered against the Company. On July 7, 2006, the Company's motion to vacate the default judgement was denied. On July 27, 2006, the court agreed to the Company's motion to renew and reargue its prior motion seeking to vacate the default judgement on August 23, 2006. Upon reargument on September 7, 2006, the court vacated the judgement and dismissed the petition. On September 21, 2006, the Company received notice from the landlord demanding payment of the current arrears of approximately $360,000 in unpaid rent and additional charges and its intent to commence legal proceedings against the Company in the event that such payment is not made. The Company continues to defend this claim vigorously.

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

      b) On November 3, 2005, the Company terminated the service agreement of the vendors of TBM Technologies Inc., acquired on January 17, 2005, for what it believes is a material breach of the agreement by the vendors. The vendors are seeking termination pay from the Company in the amount of approximately $40,000. The Company has filed a counterclaim for losses suffered as well as jeopardy to its reputation by the actions of the vendors.

      c) The Company is party to various lawsuits arising from the normal course of business and its restructuring activities. No material provision has been recorded in the accounts for possible losses or gains. Should any expenditure be incurred by the Company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.

23.   SUBSEQUENT EVENTS

      Subsequent to September 30, 2006, the Company entered into an extension and amendment of the employment agreement with Declan A. French whereby he will continue to serve as the Chairman of the Board and Chief Executive Officer for a period of two years commencing November 28, 2006. The agreement shall continue upon a year-to-year basis unless terminated by either the Company or Mr. French upon ninety days written notice and may be amended by the Compensation Committee of the Board of Directors as it deems necessary. Under the terms of the agreement, Mr. French will be paid a base salary of $200,000 and is eligible for a minimum bonus of $100,000 determined by the Company's EBITDA (earnings before interest, taxes, depreciation and amortization) as a percentage of annual gross revenue. In the event of a change in control of the Company, all stock options and warrants held by Mr. French shall become vested, accelerate and become immediately exercisable. In addition, the Company will be required to issue a number of shares of its common stock as equal to the lesser of 19% of the issued and outstanding or such number of shares as divided by $500,000. All shares issued to Mr. French under the terms of his employment agreement will have demand registration rights subject to the agreement of any senior lender with similar rights. Upon termination of the agreement for any reason other than for cause, Mr. French will be entitled to receive an amount equal to three years salary.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

25.   RESTATEMENTS

      The accompanying financial statements for the three months and nine months ended September 30, 2005 have been restated to correct accounting errors for the beneficial conversion feature on convertible debentures.

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

      The Company has amended its financial statements for the three and nine months ended September 30, 2005 to limit the value of the beneficial conversion feature to the amount of proceeds allocated to the convertible debenture and to amortize the beneficial conversion feature from the date of issuance to the stated redemption date.

      The effect of this restatement was to decrease the Company's net loss by $537,042 and $563,694 respectively for the three and nine month periods ended September 30, 2005. This restatement concerns a non-cash item.

      The following table quantifies the EPS impact of this restatement:

                                                                      Operating
                                                                      Earnings
                                                                      (Loss)
                                                           Amount     Per Share
      -------------------------------------------------------------------------
      Net loss for the three months ended
        September 30, 2005 as reported in
        September 30, 2005 Form 10Q-SB                  $(534,335)    (0.11)
        to correct accounting error for recording
        beneficial conversion feature on convertible
        debentures                                        537,042      0.11
                                                        -------------------
      Revised net income                                $   2,707      0.00
                                                        ===================

      The following table quantifies the EPS impact of this restatement:

                                                                      Operating
                                                                      Earnings
                                                                      (Loss)
                                                           Amount     Per Share
      -------------------------------------------------------------------------
      Net loss for the nine months ended
        September 30, 2005 as reported in
        September 30, 2005 Form 10Q-SB                $(1,499,952)    (0.35)
        to correct accounting error for recording
        beneficial conversion feature on convertible
        debentures                                        563,694      0.13
                                                      ---------------------
      Revised net loss                                $  (936,258)    (0.22)
                                                      =====================

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

26.   COMPARATIVE FIGURES

      Certain figures in the September 30, 2005 financial statements have been reclassified to conform with the basis of presentation used at September 30, 2006.

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

OVERVIEW

      Thinkpath provides engineering services including design, build, drafting, technical publishing and documentation, and on-site engineering support to customers in the defense, aerospace, automotive, material handling, health care and manufacturing industries.

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

      TMG's annual revenues are approximately $3.3 million with an EBIT of approximately $500,000 The acquisition added some long-term, high profile clients including Fedex, U.S Postal Service, Siemens, Boeing, Smiths Detection, Sandvik, Port Authority of New York and New Jersey. The five TMG officers accepted employment agreements with Thinkpath in various capacities, including John W. Kennedy as Vice President of Business Development, James J. McLafferty as General Manager (New Jersey Office), Scott A. Nilssen as National Director of Marketing and Cecelia Kennedy as Contracts Staffing Manager (New Jersey Office).

                      STATEMENTS OF OPERATIONS--PERCENTAGES
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                  Three Months Ended       Nine Months Ended
                                                             Sept 30,                Sept 30,

                                                       2006     2005           2006     2005
                                                       ----     ----           ----     ----
                                                          %        %              %        %
REVENUE                                                 100      100            100      100

COST OF SERVICES                                         67       71             69       69
                                                       ----     ----           ----     ----
GROSS PROFIT                                             33       29             31       31
EXPENSES
  ADMINISTRATIVE                                         21       19             22       18
  SELLING                                                17       15             15       11
  DEPRECIATION AND AMORTIZATION                           5        3              4        3
  WRITE DOWN OF PROPERTY AND EQUIPMENT                   --       --             --       --
  LOSS ON SALE OF SUBSIDIARY                             --       --             --       --
  DEBT FORGIVENESS                                       --       --             (1)      (1)
  FINANCING COSTS                                        (1)     (12)             4       (4)
                                                       ----     ----           ----     ----

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
INTEREST CHARGES AND INCOME TAXES                        (9)       4            (13)       4

  INTEREST CHARGES                                        4        3              4       12
                                                       ----     ----           ----     ----

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES                                            (13)       1            (17)      (8)

INCOME TAXES                                             (3)       1             (1)       1
                                                       ----     ----           ----     ----

LOSS FROM CONTINUING OPERATIONS                         (10)      --            (18)      (9)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS               --       --             --       --
                                                       ====     ====           ====     ====

NET LOSS                                                (10)      --            (18)      (9)
                                                       ====     ====           ====     ====

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

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

For the three months ended September 30, 2006, we derived 88% of our revenue in the United States compared to 84% for the three months ended September 30, 2005. This increase is largely attributable to the acquisition of TMG which contributed $600,000 in revenue during the third quarter. Consolidated revenues for the three months ended September 30, 2006 increased by $330,000 or 10% to $3,500,000 as compared to $3,170,000 for the three months ended September 30, 2005. Not including the $600,000 contribution from TMG, the revenue from organic operations is down $270,000. This decrease is largely attributable to the decline in sales of approximately $490,000 from one major customer located in the United States who represented only 9% of our consolidated revenue for the three months ended September 30, 2006 compared to 25% for the three months ended September 30, 2005.

COSTS OF SERVICES

The direct costs of engineering services include wages, benefits, software training and project expenses. Costs of services for the three months ended September 30, 2006 increased by $80,000 or 3% to $2,330,000 as compared to $2,250,000 for the three months ended September 30, 2005. This increase is related to the increase in revenue. As a percentage of revenue, however, the cost of services for the three months ended September 30, 2006 decreased from 71% in 2005 to 67% in 2006.

GROSS PROFIT

Gross profit is calculated by subtracting all direct costs from net revenue. Gross profit for the three months ended September 30, 2006 increased by $250,000 or 27% to $1,170,000 compared to $920,000 for the three months ended September 30, 2005. As a percentage of revenue, gross profit for the three months ended September 30, 2006 was 33% compared to 29% in 2005. The increase is a result of the addition of several higher margin engineering service projects as well as contract placements in both Canada and the United States.

EXPENSES

Total expenses for the three months ended September 30, 2006 increased by 88% or $700,000 to $1,500,000 compared to $800,000 for the three months ended September 30, 2005

ADMINISTRATIVE EXPENSES

Administrative expenses increased by $145,000 or 24% to $750,000 for the three months ended September 30, 2006 compared to $605,000 for the three months ended September 30, 2005. This increase is largely attributable to the acquisition of TMG including the salaries of the five officers and two support staff. As a percentage of revenue, administrative expenses for the three months ended September 30, 2006 was 21% compared to 19% in 2005.

SELLING EXPENSES

Selling expenses increased by $100,000, or 20%, to $590,000 for the three months ended September 30, 2006 compared to $490,000 for the three months ended September 30, 2005. This increase is attributable to the additional salaries of new sales staff hired during the later part of 2005 and early 2006 plus additional sales expenses from the acquisition of TMG. As a percentage of revenue, selling expenses for the three months ended September 30, 2006 was 17% compared to 15% in 2005.

DEPRECIATION AND AMORTIZATION

For the three months ended September 30, 2006, depreciation and amortization expenses increased by $100,000, or 111%, to $190,000 compared to $90,000 for the three months ended September 30, 2005. The 2006 increase is attributable to amortization of approximately $90,000 of additional capital assets and other assets including contracts and customer lists acquired with the TMG acquisition. As a percentage of revenue, depreciation and amortization expenses increased to 5% for the three months ended September 30, 2006 compared to 3% in 2005.

LOSS ON SALE OF SUBSIDIARY

In July 2006, we were assessed by Canada Customs and Revenue Agency and required to pay Goods and Services Tax of approximately $16,000 on the sale of our Toronto IT recruitment division to Brainhuner.com Ltd. which occurred on June 27, 2003.

FINANCING COSTS AND MARK-TO-MARKET ADJUSTMENTS

During the three months ended September 30, 2006, we amortized $85,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. convertible debt financing closed on June 27, 2005. At the end of the quarter, the fair value of the derivates and embedded derivatives were marked-to-market with a total of $120,000 credited to financing costs.

During the three months ended September 30, 2005, we amortized $135,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. debt instruments. At the end of the quarter, the fair value of the derivates and embedded derivatives were marked-to-market with a total of $530,000 credited to financing costs.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST CHARGES AND INCOME
TAXES

For the three months ended September 30, 2006, loss from continuing operations before interest charges and income taxes increased by 383% to a loss of $340,000 compared to income of $120,000 for the three months ended September 30, 2005.

INTEREST CHARGES

For the three months ended September 30, 2006, interest charges increased by $60,000 or 67% to $150,000 from $90,000 for the three months ended September 30, 2005. This increase is largely attributable to interest being charged on the new term loan from Laurus Master Fund, Ltd of approximately $40,000 for the quarter and on the promissory notes held by the TMG shareholders of approximately $10,000 for the quarter.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

For the three months ended September 30, 2006, loss from continuing operations before income taxes increased by $520,000 or 1733% to a loss of $490,000 compared to income of $30,000 in 2005.

INCOME TAXES

Income taxes for the three months ended September 30, 2006 includes a revaluation of the deferred tax liability of $107,711 which was offset by taxes paid of $2,149. Income tax expenses in 2005 was $24,000.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Loss from continuing operations for the three months ended September 30, 2006 increased by $380,000 or 1268% to a loss of $383,000 compared to income of $3,000 in 2005.

LOSS FROM DISCONTINUED OPERATIONS

Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the three months ended September 30, 2006 and 2005.

Effective March 8, 2002, we sold our technology division, Njoyn Software Incorporated to Cognicase Inc., a Canadian company. As part of the transaction, Cognicase assumed all of the staff in our technology division, including the employees of TidalBeach Inc. As we will not have future revenues from either its Njoyn or Secondwave products, the technology operations have been reported as discontinued. There was no revenue or income from the technology division for the three months ended September 30, 2006 and 2005.

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

As a result of these two transactions, we will not have future revenues from our training division and therefore the operations have been reported as discontinued. There was no revenue or income attributable to the training division for the three months ended September 30, 2006 and 2005.

Effective June 27, 2003, we signed an agreement with Brainhunter.com Ltd., an Ontario company, for the purchase of certain assets of the Toronto IT recruitment division for a nominal amount of cash and the assumption of all employee liabilities. The gain on disposal was $190,627 of which we received $146,627 on closing with the balance of $44,000 due in a promissory note payable by June 27, 2004. On June 8, 2005, we collected approximately $40,000 on the promissory note and forgave the balance. In July 2006, we recognized a tax expense of approximately $16,000 on the sale of the IT recruitment division which is included in the Loss on Sale of Subsidiary in the consolidated statement of operations at September 30, 2006.

As a result of this sale, we will not have future revenues from its IT recruitment division and therefore the operations have been reported as discontinued. There was no revenue attributable to the IT recruitment division for the three months ended September 30, 2006 and 2005. There was no income attributable to the IT recruitment division for the three months ended September 30, 2006 and 2005.

NET INCOME (LOSS)

For the three months ended September 30, 2006, net loss increased by $380,000 or 1268% to a net loss of $383,000 compared to income of $3,000 for the three months ended September 30, 2005.

THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUE

For the nine months ended September 30, 2006, we derived 88% of our revenue in the United States compared to 86% for the nine months ended September 30, 2005. Consolidated revenues for the nine months ended September 30, 2006 decreased by $180,000 or 2% to $10,200,000 as compared to $10,380,000 for the nine months ended September 30, 2005. This decrease is largely attributable to the aforementioned decline in sales of approximately $2,060,000 from one major customer who only represented 10% of our total revenue for the nine months ended September 30, 2006 compared to 30% for the nine months ended September 30, 2005.

COSTS OF SERVICES

Costs of services for the nine months ended September 30, 2006 decreased by $140,000 or 2% to $6,990,000 as compared to $7,130,000 for the nine months ended September 30, 2005. As a percentage of revenue, the cost of services for the nine months ended September 30, 2006 was 69% which is consistent with the same period in 2005.

GROSS PROFIT

Gross profit for the nine months ended September 30, 2006 decreased by $40,000 or 1% to $3,210,000 compared to $3,250,000 for the nine months ended September 30, 2005. As a percentage of revenue, gross profit for the nine months ended September 30, 2006 was 31% which is consistent with the same period in 2005.

EXPENSES

Total expenses for the nine months ended September 30, 2006 increased by 61% or $1,730,000 to $4,560,000 compared to $2,830,000 for the nine months ended September 30, 2005

ADMINISTRATIVE EXPENSES

Administrative expenses increased by $390,000 or 21% to $2,230,000 for the nine months ended September 30, 2006 compared to $1,840,000 for the nine months ended September 30, 2005. This increase is largely attributable to the acquisition of TMG including the salaries of the five officers and two support staff effective April 1, 2006. As a percentage of revenue, administrative expenses for the nine months ended September 30, 2006 was 22% compared to 18% in 2005.

SELLING EXPENSES

Selling expenses increased by $350,000, or 30%, to $1,530,000 for the nine months ended September 30, 2006 compared to $1,180,000 for the nine months ended September 30, 2005. This increase is attributable to the additional salaries of new sales staff hired during the later part of 2005 and early 2006 plus additional sales expense from the acquisition of TMG. As a percentage of revenue, selling expenses for the nine months ended September 30, 2006 was 15% compared to 11% in 2005.

DEPRECIATION AND AMORTIZATION

For the nine months ended September 30, 2006, depreciation and amortization expenses increased by $190,000, or 73%, to $450,000 compared to $260,000 for the nine months ended September 30, 2005. The 2006 increase is attributable to amortization of approximately $180,000 of additional capital assets and other assets including contracts and customer lists acquired with the TMG acquisition. As a percentage of revenue, depreciation and amortization expenses increased to 4% for the nine months ended September 30, 2006 compared to 3% in 2005.

WRITE DOWN OF PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2005, we wrote down property and equipment in the amount of approximately $4,000. The fair value of the impaired asset was generally estimated by discounting the expected future cash flows of the individual assets. Impairment was indicated by adverse change in market prices, current period cash flow losses combined with a history of losses, or a significant change in the manner in which the asset is to be used.

DEBT FORGIVENESS

On June 30, 2006 we reached a settlement with W. Terry Lyons with respect to the secured loan outstanding to him in the amount of $178,000 including accrued interest. In consideration of a monetary payment of $100,000 and execution of a Full and Final Release, Lyons released all rights and debt held by him and forgave the balance of the loan of $78,000 which is included in debt forgiveness. Debt forgiveness for the nine months ended September 30, 2005 includes $66,000 of accrued interest on the 12% Senior Secured Convertible Debentures which was forgiven when the principal balance was repaid on June 27, 2005.

FINANCING COSTS AND MARK-TO-MARKET ADJUSTMENTS

During the nine months ended September 30, 2006, we amortized $370,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. convertible debt financing closed on June 27, 2005. During the nine months ended September 30, 2006, the fair value of the derivatives and embedded derivatives were marked-to-market at each period end with a total of $260,000 credited to financing costs.

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

During the nine months ended September 30, 2005, we amortized $140,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. debt instruments. At September 30, 2005 the fair value of the derivatives and embedded derivatives were marked-to-market with a total of $530,000 credited to financing costs.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST CHARGES AND INCOME
TAXES

For the nine months ended September 30, 2006, loss from continuing operations before interest charges and income taxes increased by $1,760,000 or 429% to a loss of $1,350,000 compared to income of $410,000 for the nine months ended September 30, 2005.

INTEREST CHARGES

For the nine months ended September 30, 2006, interest charges decreased by $820,000, or 65%, to $450,000 from $1,270,000 for the nine months ended
September 30, 2005. This decrease is largely attributable to the reduced interest expense on the beneficial conversion feature recognized on convertible debt which was repaid in June 2005. Included in the interest charges for the nine months ended September 30, 2006 is $330,000 paid on the revolving facility and overadvance with Laurus Master Fund, Ltd., and $120,000 on long-term debt and bank charges. Included in the interest charges for the nine months ended September 30, 2005 is $1,000,000 related to the 12% senior secured convertible debentures, $110,000 paid on the receivable discount facility with Morrison Financial Services Limited, $70,000 paid on long-term debt and bank charges.

Included in the interest charges for the nine months ended September 30, 2005 is the write off of the unamortized debt discount remaining on the 12% Senior Secured Convertible Debentures which were repaid in June 2005 in the amount of $500,000. Also included is $470,000 in beneficial conversion expense related to the 12% Senior Secured Convertible Debentures and $20,000 in interest paid on the debentures. The balance of $280,000 consists of interest paid to Morrison Financial Servcies, Ltd. on the receivable discount facility which was repaid in June 2005 and interest paid on long-term debt including Terry Lyons and capital leases.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

For the nine months ended September 30, 2006, loss from continuing operations before income taxes increased by $940,000 or 110% to a loss of $1,800,000 compared to a loss of $860,000 in 2005.

INCOME TAXES

Income taxes for the nine months ended September 30, 2006 includes revaluation of the deferred tax liability of $107,711 which was offset by tax expenses of $20,000 income tax expense for 2005 was $95,000.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations for the nine months ended September 30, 2006 increased by $760,000 or 79% to a loss of $1,720,000 compared to a loss of $960,000 for the nine months ended September 30, 2005.

LOSS FROM DISCONTINUED OPERATIONS

Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the nine months ended September 30, 2006 and 2005.

There was no technology revenue for the nine months ended September 30, 2006 and 2005. The net loss for the technology operations for the nine months ended September 30, was nil in 2006 and $5,000 in 2005.

There was no revenue or income attributable to the training division for the nine months ended September 30, 2006 and 2005.

There was no revenue to the IT recruitment division for the nine months ended September 30, 2006 and 2005. There was no loss or income attributable to the IT recruitment division for the nine months ended September 30, 2006 and there was a gain of $24,000 related to a tax credit for the nine months ended September 30, 2005.

NET LOSS

For the nine months ended September 30, 2006, net loss increased by $780,000 or 83% to a net loss of $1,720,000 compared to a net loss of $940,000 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

With insufficient working capital from operations, our primary source of cash is a financing facility with Laurus Master Fund, Ltd. At September 30, 2006, the principal balance on the loan facility was $3,115,690.

At September 30, 2006, we had cash of $110,000 and a working capital deficiency of $2,200,000. At September 30, 2006, we had a cash flow deficiency from operations of $930,000. At September 30, 2005 we had cash of $170,000 and a working capital deficiency of $200,000. At September 30, 2005, we had a cash flow deficiency from operations of $550,000.

At September 30, 2006, we had a cash flow deficiency from investing activities of $1,200,000 related to cash paid for the acquisition of TMG in June 2006 net of cash acquired and related costs. At September 30, 2005, we had a cash flow deficiency from investing activities of $210,000 related to the purchase of property and equipment.

At September 30, 2006 we had cash flow from financing activities of $2,110,000 largely attributable to proceeds from the revolving facility with Laurus of $590,000, a term note with Laurus of $1,400,000 and the issuance of promissory notes to the TMG vendors of $560,000 less deferred costs of $125,000 and long-term debt repayment of $315,000. At September 30, 2005, we had cash flow from financing activities of $720,000 attributable primarily to proceeds from the convertible financing facility with Laurus of $3,130,000 less deferred financing costs of $230,000 and debt repayment of $2,180,000.

At September 30, 2006, we held a secured term loan in the amount of $1,400,000 with Laurus Master Fund, Ltd. The loan is payable monthly starting October 1, 2006 in the amount of $42,424 per month. The loan bears interest at an annual rate equal to the Wall Street Journal prime rate plus 2%. The loan matures June 30, 2009. On November 15, 2006, we executed an Omnibus Amendment No. 1 with Laurus Master Fund, Inc., whereby Laurus agreed to postpone the December and January principal payments on the term note to be paid instead on the Maturity Date of June 30, 2009.

On September 30, 2006, we held five unsecured promissory notes to the shareholders of TMG totaling $559,750 with quarterly payments of $69,969 to start September 30, 2006. The notes bear interest at an annual rate equal to the Wall Street Journal prime rate and mature on June 30, 2008. At September 30, 2006, both parties agreed to defer the quarterly payments due September 30, 2006 and December 31, 2006 until such a time that the company's cash flow improves.

In July 2006, we transferred a motor vehicle loan assumed as a result of the acquisition of TMG in the amount of $11,160 to a TMG employee.

At September 30, 2006, we held various capital leases in the amount of $16,135 secured by property and equipment with various payment terms and interest rates ranging from 10-22%. These leases mature between February 2007 and July 2007.

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

Effective Apri1, 2006, the Company acquired goodwill in the amount of $1,895,262 in connection to its acquisition of The Multitech Group Inc. which has been allocated to the Technical Publications and Engineering reporting unit.

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

RECENT EVENTS

On November 15, 2006 we entered into an extension and amendment of the employment agreement with Declan A. French whereby he will continue to serve as our Chairman of the Board and Chief Executive Officer for a period of two years commencing November 28, 2006. The agreement shall continue upon a year-to-year basis unless terminated by either the company or Mr. French upon ninety days written notice and may be amended by the Compensation Committee of the Board of Directors as it deems necessary. Under the terms of the agreement, Mr. French will be paid a base salary of $200,000 and is eligible for a minimum bonus of $100,000 determined by the company's EBITDA (earnings before interest, taxes, depreciation and amortization) as a percentage of annual gross revenue. In the event of a change in control of the company, all stock options and warrants held by Mr. French shall become vested, accelerate and become immediately exercisable. In addition, we will be required to issue a number of shares of our common stock as equal to the lesser of 19% of the issued and outstanding or such number of shares as divided by $500,000. All shares issued to Mr. French under the terms of his employment agreement will have demand registration rights subject to the agreement of any senior lender with similar rights. Upon termination of the agreement for any reason other than for cause, Mr. French will be entitled to receive an amount equal to three years salary.

On November 15, 2006, we executed an Omnibus Amendment No. 1 with Laurus Master Fund, Inc., whereby Laurus agreed to postpone the December and January principal payments on the Term Note to be paid instead on the Maturity Date of June 30, 2009. In addition, they agreed to extend the overadvance until December 31, 2007 with a repayment schedule beginning July 1, 2007. In consideration of these modifications, we issued 940,750 common stock purchase warrants to Laurus with an exercise price of $0.23 per share which expire on November 15, 2003. Laurus also agreed to waive any penalties for failure to file and effect a registration statement registering the shares underlying their common stock purchase warrants until March 1, 2007.

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

On November 3, 2005, the Company terminated the service agreement of the vendors of TBM Technologies Inc., acquired on January 17, 2005, for what it believes is a material breach of the agreement by the vendors. The vendors are seeking termination pay from the Company in the amount of approximately $40,000. The Company filed a counterclaim for losses suffered as well as jeopardy to its reputation by the actions of the vendors.

In November 2002, we sold certain assets of our training division to Thinkpath Training LLC. Pursuant to this agreement, Thinkpath Training LLC assumed certain liabilities including the property lease in New York for this division which expires August 31, 2006. In April 2006, we were notified by Thinkpath Training LLC that they had failed to meet their rent obligations and currently had rent arrears of approximately $80,000.

The lessor filed a claim against Thinkpath Training LLC and us demanding that the rent arrears be paid and the premises vacated immediately. On June 1, 2006, a default judgement was awarded to the lessor and entered against the Company. On July 7, 2006, our motion to vacate the default judgement was denied. On July 27, 2006, the court agreed to our motion to renew and reargue our prior motion seeking to vacate the default judgement on August 23, 2006. Upon reargument on September 7, 2006, the court vacated the judgement and dismissed the petition. On September 21, 2006, we received notice from the lessor demanding payment of the current arrears of approximately $360,000 in unpaid rent and additional charges and its intent to commence legal proceedings against us in the event that such payment is not made. We continue to defend this claim vigorously.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, we sold unregistered securities as described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. The purchasers of the securities in such transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. The purchasers of the securities in the transactions below were each sophisticated investors who were provided information about us and were able to bear the risk of loss of their entire investment.

On July 1, 2006, we issued 162,000* shares of our common stock, no par value, with "piggyback" registration rights to Financial Media Relations, LLC, a California company, for the purpose of developing and implementing a marketing and investor relations program and the provision of business development and strategic advisory services. The term of the agreement is six months beginning July 1, 2006 and also includes a monthly cash fee of $5,000.

On July 21, 2006, we issued 200,000* shares of our common stock to David Barnes, no par value, as director compensation.

*Adjusted for reverse split of Company's stock (1:5000) on June 29, 2005.

We believe all of the above issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

10.52 Letter of Engagement between Thinkpath Inc. and Financial Media Relations, LLC dated July 7, 2005

10.53 Common Stock Purchase Warrant issued to Laurus Master Fund, Ltd. dated November 15, 2006

10.54 Omnibus Amendment No. 1 between Thinkpath Inc. and Laurus Master Fund, Ltd. dated November 15, 2006

10.55 Employment Agreement between Thinkpath Inc. and Laurus Master Fund, Ltd. dated November 15, 2006

Exhibit 31.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification by the Chief Executive Officer pursuant to 1350, as adopted pursuant to Sect. 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification by the Chief Financial Officer pursuant to 1350, as adopted pursuant to Sect. 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THINKPATH INC.


Dated: November 20, 2006     By: /s/ Declan French      By: /s/ Kelly Hankinson
                             ---------------------      -----------------------
                             Declan French              Kelly L. Hankinson
                             Chief Executive Officer    Chief Financial Officer