Form 10KSB
period 2006-12-31
THINKPATH INC
filed 2007-04-17
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2006

                        COMMISSION FILE NUMBER 001-14813

                                 THINKPATH INC.
                ------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           ONTARIO, CANADA                              52-209027
-------------------------------                     -----------------
(JURISDICTION OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

       16 FOUR SEASONS PLACE, SUITE 215, TORONTO, ONTARIO, CANADA M9B 6E5
              --------------------------------------------- -------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (416) 622-5200
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

THE ISSUER'S REVENUES FOR THE MOST RECENT FISCAL YEAR WERE $13,503,812.

THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING STOCK HELD BY NON-AFFILIATES BASED UPON THE LAST SALE PRICE ON APRIL 16, 2007 WAS APPROXIMATELY $1,391,813.

AS OF APRIL 16, 2007 THERE WERE 9,826,082 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, ISSUED AND OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT.  YES____ NO X

                                                  THINKPATH INC.

                                       INDEX TO ANNUAL REPORT ON FORM 10-KSB



PART I

Item 1.  Description of Business                                             4-7
Item 2.  Description of Property                                               8
Item 3.  Legal Proceedings                                                     8
Item 4.  Submission of Matters to a Vote of Security Holders                   8

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters              9
Item 6.  Management's Discussion and Analysis or Plan of Operation         10-23
Item 7.  Financial Statements                                             F1-F31
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 24
Item 8A. Controls and Procedures                                              24
Item 8B. Other Information                                                    24

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                 25-29
Item 10. Executive Compensation                                            29-32
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Shareholder Matters                           33
Item 12. Certain Relationships and Related Transactions                       34
Item 13. Exhibits                                                          35-37
Item 14. Principal Accountant Fees and Services                               38

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

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 16, 2007, the exchange rate was Cdn$0.8792 per US$1.00.




Year ended December 31,             2006             2005
                                    ----             ----

Rate at end of year              $0.8581             $0.8580
Average rate during year          0.8821              0.8262
High                              0.9148              0.8748
Low                               0.8475              0.7851

                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS

Unless otherwise indicated, all reference to "Thinkpath", "us", "our" and "we" refer to Thinkpath Inc. and its wholly-owned subsidiaries: Thinkpath US Inc. (formerly Cad Cam Inc.), an Ohio corporation, Thinkpath Michigan Inc. (formerly Cad Cam of Michigan Inc.), a Michigan corporation, Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.), an Ohio corporation, The Multitech Group Inc. (a New Jersey company). In addition, Thinkpath owns 100% (unless otherwise noted) of the following companies which are currently inactive: Systemsearch Consulting Services Inc., an Ontario corporation, International Career Specialists Ltd., an Ontario corporation, Thinkpath Training Inc. (formerly ObjectArts Inc.), an Ontario corporation, Thinkpath Training US Inc. (formerly ObjectArts US Inc.), a New York corporation, and TidalBeach Inc., an Ontario corporation.

                                     HISTORY

We are a global provider of engineering services including design, build, drafting, technical publishing and documentation, and on-site engineering support. Our customers are in the defense, aerospace, automotive, material handling, air pollution control, medical devices/health care and electronics industries.

For over 29 years, Thinkpath Inc. has been helping companies achieve success with their design and engineering objectives. With offices and design centers located in the United States and Canada and a partner in India, Thinkpath's team of highly-skilled professionals are well suited to meet our clients project engineering and staff augmentation needs.

                                     VISION

Our vision is to build lasting partnerships with our clients by delivering cost effective and quality project engineering services; thus allowing us national and international scope as a respected, listed public company. This vision will be attained by providing an enjoyable work environment for our employees while ensuring financial strength and sustainable growth of the company for the benefit of our stakeholders.

                                     MISSION

Our mission is to enable time-pressed organizations to capitalize on the power and value of our expertise, by developing high quality custom solutions, in all our service offerings.

                                    STRATEGY

Thinkpath is repositioning in growth industries and targeting customers with high growth potential, such as defense, aerospace and material handling. We are poised to benefit from increased demand generated by customers in these industries who will increasingly rely on our project engineering design and technical staffing services. We will continue to solidify our relationships with existing anchor clients to actively increase new business opportunities. We will continue to grow organically and through the acquisition of small profitable engineering companies.

                                    SERVICES

Thinkpath currently provides a very broad range of engineering services to a wide range of industries from automotive to aerospace. We utilize Pro/E, CATIA, Unigraphics, Solidworks and Ansys as our primary design and analysis tools, and these services range from providing complete program management and delivery of outsourced projects at our in-house centers of excellence to providing skilled technical resources to work at client sites. Our experience covers a wide range of engineering disciplines including aeronautical, electrical, mechanical and structural. Industries served range from aerospace, military, automotive to medical and high-tech.

Going forward, we will narrow the focus of our services to providing:

     o    Mechanical, Structural and Electrical Design
     o    Technical Documentation and Training
     o    Stress Analysis and Simulation

We will focus our marketing on the following industries
     o    Military and other Heavy Vehicles
     o    Medical Devices
     o    Material Handling and Logistics


                                    CUSTOMERS

Our customers are large high-growth corporations from a wide variety of industries across North America. These customers include both Fortune 50 and Fortune 500 companies. The majority of our relationships are long-term built on exceptional service, rigorous quality standards, and highly competitive pricing.

The following is a partial listing of our clients:

General Motors Corporation: 26 years
Cummins Engine Inc.: 19 years
Siemens: 14 years
Hill-Rom Inc.: 13 years
General Dynamics Corporation: 12 years
Lockheed Martin Aeronautics Corporation: 8 years
ABB: 3 years
Remy America: 3 years

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

                            EMPLOYEES AND CONSULTANTS

EMPLOYEES

As of April 16, 2007, we have 168 full-time employees, including 14 sales personnel, 16 administrative personnel and 138 engineers and technicians.

As of December 31, 2006 we had 161 full-time employees, including 16 sales personnel, 16 administrative personnel and 129 engineers and technicians. Our staff at December 31, 2005 consisted of 170 full-time employees, including 17 sales personnel, 18 administrative personnel and 135 engineers and technicians.

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

CONSULTANTS

We enter into consulting agreements with engineering professionals at hourly rates based on each individual's technical skills and experience. As of April 16, 2007, we have 8 professionals engaged to perform services for our customers. As of December 31, 2006, approximately 7 professionals were performing services for our customers. As of December 31, 2005, approximately 20 professionals were performing services for our customers.

                                  RECENT EVENTS

On February 28, 2007, we executed an Omnibus Amendment No. 2 with Laurus Master Fund, Ltd., whereby Laurus agreed to postpone the March 2007 through to August 2007 principal payments on the Term Note with the postponed principal to be amortized equally over the remaining term of the loan beginning September 1, 2007. In addition, the over advance was increased to $1,690,000 and the stated amount of the revolver note was increased to $3,650,000. In consideration of these modifications, we issued 2,426,870 common stock purchase warrants to Laurus with an exercise price of $0.01 per share expiring on February 28, 2027. The agreement also amended the exercise price of the options issued in June 2005 and the warrants issued in June 2006 from $0.0001 to $0.01. Pursuant to this amendment, Laurus charged a transaction fee of $5,250.

On March 21, 2007, we executed an Omnibus Amendment No. 3 with Laurus whereby the revolver note was increased to $4,000,000. Any principal indebtedness outstanding on the revolver in excess of $3,650,000 will bear interest at an annual rate equal to The Wall Street Journal prime rate plus 23% ("contract rate") but never less than 8%. Pursuant to this amendment, Laurus charged a transaction fee of $12,250.

On March 30, 2007, we executed an Omnibus Amendment No. 4 with Laurus whereby the expiration date of the warrants issued in January 2006 was amended from January 26, 2012 to January 26, 2026.

On April 5, 2007, we signed a term sheet with Trafalgar Capital Specialized Investment Fund of Luxembourg-Strassen to raise a minimum of $1,000,000 to a maximum of $8,000,000 through an offering of convertible debt. We will issue a series of 12% Convertible Promissory Notes convertible into common shares pursuant to Regulation `S" at a 10% discount to the lowest of the daily volume weighted average price during the preceding 10 days. The first tranche of $330,000 is anticipated to close at the end of April 2007, the proceeds of which will be used for working capital. On April 10, 2007, we paid to Trafalgar a structuring fee of $10,000. Upon closing, we must pay an additional structuring fee of $10,000, a due diligence fee of $7,500 and a transaction fee of 2,000,000 shares of our common stock, no par value.

ITEM 2.  DESCRIPTION OF PROPERTY

We maintain our headquarters in 2,000 square foot offices located at 16 Four Seasons Place, Suite 215, Toronto, Ontario, Canada. We have sub-leased such facility until June 30, 2007. We pay annual rent of $30,000. We lease additional offices at the following locations:

                                                                    Current Rent
Location                    Square Feet     Lease Expiration          Per Annum
--------                   -------------   -------------------       -----------
Cincinnati, OH                 2,720              05/31/08            $36,000
Columbus, IN                   4,750              01/31/10            $45,125
Dayton, OH                     6,421              12/31/10            $95,352
Detroit, MI                   16,173              09/30/08            $92,995
South Plainfield, NJ           4,976              12/31/07            $61,929


The lease commitments do not include an operating lease for premises in New York that we sub-leased to the purchaser of the United States training division. In April 2006, we were notified by the purchaser that they had failed to meet their rent obligations and had accumulated rent arrears of approximately $80,000. The lessor filed a claim against Thinkpath Training LLC, the sub tenant, and Thinkpath Inc. demanding that the rent arrears be paid and the premises vacated immediately. On June 1, 2006, a default judgment was awarded to the lessor and entered against us. On July 7, 2006, our motion to vacate the default judgment was denied. On July 27, 2006, the court agreed to our motion to renew and reargue our prior motion seeking to vacate the default judgment on August 23, 2006. Upon reargue on September 7, 2006, the court vacated the judgment and dismissed the petition. On September 21, 2006, we received notice from the landlord demanding payment of the current arrears of approximately $360,000 in unpaid rent and additional charges and its intent to commence legal proceedings against us in the event that such payment is not made. In March 2007, the Lessor filed a motion for summary judgment. We were granted an extension until May 2007, to have a hearing on this motion. We continue to defend this claim vigorously, although we are also working to reach a settlement with the Lessor.

The lease commitments do not include an operating lease for premises located in the Brampton, Ontario that were vacated in February 2007. We have not made any payments on this lease since November 2006 and will attempt to negotiate a settlement with the landlord for early termination. We may be liable for a lease balance of $173,913 which expires April 2008. On March 1, 2007, we relocated our Canadian operations to Toronto, Ontario and entered a short-term sub lease which expires June 30, 2007 with an option to renew for an indeterminate period.

In February 2007, we provided the landlord of our Cincinnati office the required 120 days notice of our intent to terminate the lease.


ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except for the following, we are currently not aware of nor have any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

On November 3, 2005, we terminated the service agreement of the vendors of TBM Technologies Inc., acquired on January 17, 2005, for what it believes is a material breach of the agreement by the vendors. The vendors are seeking termination pay in the amount of approximately $40,000. We have filed a counterclaim for losses suffered as well as jeopardy to its reputation by the actions of the vendors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock began trading on the Nasdaq SmallCap Market on June 8, 1999, when we completed our initial public offering. Our common stock is currently listed on the Over-the-Counter Bulletin Board (OTC.BB) under the symbol "THPHF". Effective June 29, 2005, we implemented a one-for-five thousand reverse split of our common stock. At the time of the reverse stock split, each five thousand shares of our issued and outstanding common stock were combined into one share of our common stock. The reverse stock split did not change our number of authorized shares of common stock. The one-for-five thousand reverse split was approved by our shareholders at our Annual General Meeting on April 22, 2005, and subsequently approved by our Board of Directors. All common share and per share amounts throughout this report have been adjusted to give effect to this reverse stock split. As of December 31, 2006 we had 9,826,082 shares of common stock outstanding on a fully-diluted basis.

The following table sets forth the high and low sale prices for our common stock as reported on the OTC:BB during the current year to date and the years ended December 31, 2006 and 2005.


                                                 HIGH                LOW
                                                ------               ---
Fiscal 2007
First Quarter                                    $0.22             $0.14
Second Quarter (through to April 16, 2007)       $0.14             $0.10

Fiscal 2006
First Quarter                                    $0.29             $0.16
Second Quarter                                   $0.29             $0.15
Third Quarter                                    $0.37             $0.16
Fourth Quarter                                   $0.27             $0.17

Fiscal 2005

First Quarter                                    $1.00             $0.05
Second Quarter                                   $1.00             $0.05
Third Quarter                                    $0.60             $0.26
Fourth Quarter                                   $0.49             $0.22

As of April 16, 2007, we had 179 holders of record.

On April 16, 2007, the last sale price of our common stock as reported on the OTC:BB was $0.10.

The source of these high and low prices is the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

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

OVERVIEW

Thinkpath provides engineering services including design, build, drafting, technical publishing and documentation, and on-site engineering support to customers in the defense, aerospace, automotive, material handling, healthcare and manufacturing industries.

We were incorporated under the laws of the Province of Ontario, Canada in 1994. In September 1999, we acquired an engineering services company CadCam Inc. and its two subsidiaries, CadCam Michigan Inc. and CadCam Technical Services Inc. CadCam Inc. was founded in 1977.

Our principal executive offices are located at 16 Four Seasons Place, Toronto, Ontario, Canada and our website is WWW.THINKPATH.COM.


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

                     STATEMENTS OF OPERATIONS--PERCENTAGES
                         FOR THE YEAR ENDED DECEMBER 31,

                                                                 2006      2005
                                                                 ----      ----
                                                                   %         %
REVENUE                                                           100       100

COST OF SERVICES                                                   68        68
                                                                 ----      ----
GROSS PROFIT                                                       32        32
EXPENSES
  ADMINISTRATIVE                                                   22        20
  SELLING                                                          15        11
  DEPRECIATION AND AMORTIZATION                                     5         3
  WRITE DOWN OF GOODWILL                                           15        11
  WRITE DOWN OF OTHER ASSETS                                        2      --
  WRITE DOWN OF PROPERTY AND EQUIPMENT                              1      --
  FINANCING COSTS                                                   4        (3)
  DEBT FORGIVENESS                                                 (1)     --
  LOSS ON SALE OF SUBSIDIARY                                     --        --
                                                                 ----      ----
LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST
  CHARGES AND INCOME TAXES                                        (31)      (10)

  INTEREST CHARGES                                                  5        10
                                                                 ----      ----

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               (36)      (20)

INCOME TAXES                                                     --           1
                                                                 ----      ----

LOSS FROM CONTINUING OPERATIONS                                   (36)      (21)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                       --        --
                                                                 ----      ----

NET LOSS                                                          (36)      (21)
                                                                 ====      ====

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

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

For years ended December 31, 2006 and 2005 we derived 87% of our revenue in the United States. Consolidated revenues for the year ended December 31, 2006 increased by $225,000 or 2% to $13,500,000 as compared to $13,275,000 for the year ended December 31, 2005. This increase is largely attributable to the acquisition of TMG which contributed $2,600,000 in revenue since the effective date of April 1, 2006. Not including the contribution from TMG, the revenue from organic operations is down approximately $2,375,000. This decrease is largely attributable to the decline in sales of approximately $2,400,000 from one major customer located in the United States who represented only 10% of our consolidated revenue for the year ended December 31, 2006 compared to 29% for the year ended December 31, 2005.

COSTS OF SERVICES
The direct costs of engineering services include wages, benefits, software training and project expenses. Costs of services for the year ended December 31, 2006 increased by $170,000 or 2% to $9,220,000 as compared to $9,050,000 for the year ended December 31, 2005. This increase is related to the aforementioned increase in revenue. As a percentage of revenue, the cost of services for the year ended December 31, 2006 is 68% which is consistent with the year ended December 31, 2005.


GROSS PROFIT
Gross profit is calculated by subtracting all direct costs from net revenue. Gross profit for the year ended December 31, 2006 increased by $55,000 or 1% to $4,280,000 as compared to $4,225,000 for the year ended December 31, 2005. This increase is related to the increase in revenue. As a percentage of revenue, gross profit for the year ended December 31, 2006 is 32% which is consistent with the year ended December 31, 2005.

EXPENSES
Total expenses for the year ended December 31, 2006 increased by 52% or $2,910,000 to $8,460,000 compared to $5,550,000 for the year ended December 31, 2005.

ADMINISTRATIVE EXPENSES
Administrative expenses increased by $290,000 or 11% to $2,910,000 for the year ended December 31, 2006 compared to $2,620,000 for the year ended December 31, 2005. This increase is largely attributable to the acquisition of TMG and the related administrative salaries, office expenses and insurance premiums. As a percentage of revenue, administrative expenses for the year ended December 31, 2006 was 22% compared to 20% for the year ended December 31, 2005.

SELLING EXPENSES
Selling expenses increased by $490,000, or 31%, to $2,050,000 for the year ended December 31, 2006 compared to $1,560,000 for the year ended December 31, 2005. This increase is largely attributable to the acquisition of TMG and the related salaries of sales staff as well as business development and travel expenses. As a percentage of revenue, selling expenses for the year ended December 31, 2006 was 15% compared to 11% for the year ended December 31, 2005.

DEPRECIATION AND AMORTIZATION
For the year ended December 31, 2006, depreciation and amortization expenses increased by $260,000, or 70%, to $630,000 compared to $370,000 for the year ended December 31, 2005. The increase is largely attributable to the amortization of $215,000 on additional capital assets and other assets including contracts and customer lists acquired with the TMG acquisition. As a percentage of revenue, depreciation and amortization expenses increased to 5% for the year ended December 31, 2006 compared to 3% for the year ended December 31, 2005.

WRITE DOWN OF GOODWILL
At December 31, 2006, we performed our annual impairment test for goodwill by first comparing the carrying value of the net assets to the fair value of the Technical Publications and Engineering unit. The fair value was determined to be less than the carrying value, and therefore a second step was performed to compute the amount of the impairment. In this process, a fair value for goodwill was estimated, based in part on the fair value of the operations, and was compared to its carrying value. The shortfall of the fair value below carrying value was approximately $2,040,000 which represents the amount of goodwill impairment.

At December 31, 2005, we performed our annual impairment test for goodwill by first comparing the carrying value of the net assets to the fair value of the Technical Publications and Engineering unit. The fair value was determined to be less than the carrying value, and therefore a second step was performed to compute the amount of the impairment. In this process, a fair value for goodwill was estimated, based in part on the fair value of the operations, and was compared to its carrying value. The shortfall of the fair value below carrying value was approximately $1,240,000 which represents the amount of goodwill impairment. During the fourth quarter 2005, conditions were present that clearly indicated an impairment of the goodwill of TBM Technologies Inc, including adverse changes in legal factors and business climate as well as the projection of continued cash flow losses. As a result of these conditions the full amount of goodwill of approximately $220,000 was written off.

WRITE DOWN OF OTHER ASSETS
At December 31, 2006, we wrote off the balance of unamortized customer lists in the amount of approximately $305,000 acquired with the TMG acquisition on June 30, 2006 for impairment. At December 31, 2005, we wrote off the balance of unamortized customer lists in the amount of approximately $55,000 acquired with the TBM acquisition on January 17, 2005 for impairment.

WRITE DOWN OF PROPERTY AND EQUIPMENT
At December 31, 2006, we wrote down property and equipment in the amount of approximately $110,000. The fair value of the impaired asset was generally estimated by discounting the expected future cash flows of the individual assets. Impairment was indicated by adverse change in market prices, current period cash flow losses combined with a history of losses, or a significant change in the manner in which the asset is to be used.

At December 31, 2005, we wrote down property and equipment in the amount of approximately $5,000. The fair value of the impaired asset was generally estimated by discounting the expected future cash flows of the individual assets. Impairment was indicated by adverse change in market prices, current period cash flow losses combined with a history of losses, or a significant change in the manner in which the asset is to be used.

FINANCING COSTS AND MARK-TO-MARKET ADJUSTMENTS
During the year ended December 31, 2006, we amortized $465,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. revolving debt facility and term loan. During the year ended December 31, 2006, the fair value of the derivatives and embedded derivatives were marked-to-market at each period end with a total of $290,000 credited to financing costs.

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

On November 15, 2006, we executed an Omnibus Amendment No. 1 with Laurus whereby they agreed to postpone the December and January principal payments on the Term Note to be paid instead on the Maturity Date of June 30, 2009. In addition, they agreed to increase the overadvance by $43,000 and extend the overadvance until December 31, 2007 with a repayment schedule beginning July 1, 2007. In consideration of these modifications, we issued 940,750 common stock purchase warrants to Laurus with an exercise price of $0.23 per share which expire on November 15, 2013. Laurus also agreed to waive any penalties for failure to file and effect a registration statement registering the shares underlying their common stock purchase warrants until March 1, 2007. The fair value of the warrants issued on November 15, 2006 was determined to be $190,848 and were allocated as follows: 368,904 warrants as compensation for the deferral of the two principal payments on the term loan ($74,839 in fair value) and 571,846 warrants for the increase in and extension of the over advance ($116,009 in fair value).

During the year ended December 31, 2005, we amortized $275,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. debt instruments. At the end of each quarter, the fair value of the derivates and embedded derivatives were marked-to-market with a total of approximately $720,000 credited to financing costs during the year.

DEBT FORGIVENESS
On June 30, 2006 we reached a settlement with W. Terry Lyons with respect to the secured loan outstanding to him in the amount of $178,000 including accrued interest. In consideration of a monetary payment of $100,000 and execution of a Full and Final Release, Lyons released all rights and debt held by him and forgave the balance of the loan of $78,000 which is included in debt forgiveness. Debt forgiveness for the year ended December 31, 2005 includes $66,000 of accrued interest on the 12% Senior Secured Convertible Debentures which was forgiven when the principal balance was repaid on June 27, 2005.

LOSS ON SALE OF SUBSIDIARY
In July 2006, the Company was assessed by Canada Customs and Revenue Agency and required to pay Goods and Services Tax of approximately $16,000 on the sale of its Toronto IT recruitment division to Brainhuner.com Ltd. which occurred on June 27, 2003 and which the Company failed to collect or remit.

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST CHARGES AND INCOME TAXES
For the year ended December 31, 2006, loss from continuing operations before interest charges and income taxes increased by $2,850,000 or 214% to a loss of $4,180,000 compared to a loss of $1,330,000 for the year ended December 31, 2005.

INTEREST CHARGES
For the year ended December 31, 2006, interest charges decreased by $690,000, or 50%, to $700,000 from $1,390,000 for the year ended December 31, 2005. This decrease is largely attributable to the reduced interest expense on the beneficial conversion feature recognized on convertible debt which was repaid in June 2005. Included in the interest charges for the year ended December 31, 2006 is $500,000 paid on the revolving facility, overadvance and term loan with Laurus Master Fund, Ltd., and $190,000 on long-term debt and bank charges.

Included in the interest charges for the year ended December 31, 2005 is the write off of the unamortized debt discount remaining on the 12% Senior Secured Convertible Debentures which were repaid in June 2005 in the amount of $505,000. Also included is $470,000 in beneficial conversion expense and $20,000 in interest paid on the debentures. The balance of $395,000 consists of interest paid on the revolving note facility and overadvance with Laurus Master Fund, Ltd., to Morrison Financial Services, Ltd. on the receivable discount facility which was repaid in June 2005, and on long-term debt and bank charges.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
For the year ended December 31, 2006, loss from continuing operations before income taxes increased by $2,150,000 or 79% to a loss of $4,870,000 compared to a loss of $2,720,000 for the year ended December 31, 2005.

INCOME TAXES
Income taxes for the year ended December 31, 2006 includes a revaluation of the deferred tax liability of approximately $110,000 which was offset by tax expenses of $120,000. Income tax expense for the year ended December 31, 2005 was $140,000.

LOSS FROM CONTINUING OPERATIONS
Loss from continuing operations for the year ended December 31, 2006 increased by $2,020,000 or 71% to a loss of $4,880,000 compared to a loss of $2,860,000 for the year ended December 31, 2005.

LOSS FROM DISCONTINUED OPERATIONS
Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the years ended December 31, 2006 and 2005.

There was no revenue from discontinued operations for the years ended December 31, 2006 or 2005. For the year ended December 31, 2006, there was income from discontinued operations of $30,000 related to credits on various accounts payables or tax liabilities. For the year ended December 31, 2005, there was income from discontinued operations of $20,000 related to credits on various accounts payables or tax liabilities.

NET LOSS
For the year ended December 31, 2006, net loss increased by $2,025,000 or 71% to a net loss of $4,860,000 compared to a net loss of $2,835,000 for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

With insufficient working capital from operations, our primary source of cash is a revolving note facility with Laurus Master Fund, Ltd.

On January 26, 2006, we executed an Overadvance Side Letter with Laurus Master Fund, Ltd., whereby Laurus increased the overadvance amount on the revolving note to $1,200,000 ("Second Overadvance"). The second overadvance bore interest at the prime rate as published by the Wall Street Journal plus 2%. The second overadvance was to expire on July 27, 2006. In the event that the overadvance was not repaid in full by this date, the interest rate was to be increased by an additional 1% per month. In consideration of the Second Overadvance, we issued 500,000 additional common stock purchase warrants with an exercise price of $0.01 per share expiring on January 26, 2012.

On November 15, 2006, we executed an Omnibus Amendment No. 1 with Laurus Master Fund, Inc., whereby Laurus agreed to increase the overadvance by $43,000 and extend the overadvance until December 31, 2007 with a repayment schedule beginning July 1, 2007. In consideration of these modifications, we issued 571,846 common stock purchase warrants to Laurus with an exercise price of $0.23 per share expiring on November 15, 2013. Laurus also agreed to waive any penalties for failure to file and effect a registration statement registering the shares underlying their common stock purchase warrants until March 1, 2007.

On February 28, 2007, we executed an Omnibus Amendment No. 2 with Laurus Master Fund, Inc., whereby the over advance was increased to $1,690,000 and the stated amount of the revolver note was increased to $3,650,000. In consideration of these modifications, the Company issued 2,426,870 common stock purchase warrants to Laurus with an exercise price of $0.01 per share expiring on February 28, 2027.

On March 21, 2007, we executed an Omnibus Amendment No. 3 with Laurus Master Fund, Inc., whereby the revolver note was increased to $4,000,000. Any principal indebtedness outstanding on the revolver in excess of $3,650,000 will bear interest at an annual rate equal to The Wall Street Journal prime rate plus 23% ("contract rate") but never less than 8%.

At December 31, 2006, the principal balance on the revolving note facility was $3,387,330 including an overadvance position in the amount of $1,394,325.

On June 30, 2006, we received a secured term loan in the amount of $1,400,000 from Laurus Master Fund Ltd., the proceeds of which were used to fund the acquisition of TMG. The loan is payable monthly starting October 1, 2006 in the amount of $42,424 per month. The loan bears interest at an annual rate equal to the Wall Street Journal prime rate plus 2%. The loan matures June 30, 2009. On November 15, 2006, we executed an Omnibus Amendment No. 1 with Laurus Master Fund, Inc., whereby Laurus agreed to postpone the December and January principal payments on the term note to be paid instead on the Maturity Date of June 30, 2009. In consideration of these modifications, we issued 368,904 common stock purchase warrants to Laurus with an exercise price of $.23 per share expiring on November 15, 2013. On February 28, 2007, we executed an Omnibus Amendment No. 2 with Laurus Master Fund, Inc., whereby Laurus agreed to further postpone the March 2007 through to August 2007 principal payments on the Term Note with the postponed principal to be amortized equally over the remaining term of the loan beginning September 1, 2007. At December 31, 2006, the balance on the secured term loan was $1,315,151.

On June 30, 2006, we issued five unsecured promissory notes to the shareholders of TMG totaling $559,750 with quarterly payments of $69,969 which were to start September 30, 2006. The notes bear interest at an annual rate equal to the Wall Street Journal prime rate and mature on June 30, 2008. As at December 31, 2006, we failed to make any scheduled principal payments on the notes due to cash flow constraints.

On June 30, 2006, we reached a settlement with W. Terry Lyons with respect to the secured loan outstanding to him in the amount of $178,062 including accrued interest. In consideration of a monetary payment of $100,000 and execution of a Full and Final Release, Lyons released us of all rights and debt held by him and forgave the balance of the loan of $78,062 which is included in debt forgiveness in the consolidated statement of operations.

On June 30, 2006, we repaid the balance owing on an SBA loan held by TMG in the amount of $84,083. This loan was personally guaranteed by the principal shareholders of TMG and collateralized by their personal residence and TMG's accounts receivables.

On June 30, 2006, we repaid an Officer's Loan to the vendors of TMG in the amount of $349,624 with a cash payment of $100,000 and 1,202,009 shares of our common stock, no par value per share, for consideration of $249,624.

On June 30, 2006, we assumed a motor vehicle loan as a result of the acquisition of TMG in the amount of $11,160 with monthly payments of $372 for 36 months starting January 14, 2006. The loan is secured by the motor vehicle and bears interest at 7.5% per annum. The loan matures on January 14, 2009. In July 2006, the loan was transferred to a TMG employee.

At December 31, 2006, we held various capital leases in the amount of $7,178 secured by property and equipment with various payment terms and interest rates ranging from 10-22%. These leases mature between February 2007 and July 2007.

At December 31, 2006, we had cash of $110,000, a working capital deficiency of $2,840,000 and a cash flow deficiency from operations of $1,020,000. At December 31, 2005 we had cash of $120,000, a working capital deficiency of $780,000 and cash flow from operations of $80,000.

At December 31, 2006, we had a cash flow deficiency from investing activities of $1,200,000 largely related to cash paid for the acquisition of TMG in June 2006 net of cash acquired and related costs. At December 31, 2005 we had a cash flow deficiency from investing activities of $360,000 largely related to the purchase of property and equipment.

At December 31, 2006 we had cash flow from financing activities of $2,290,000 largely attributable to proceeds from the revolving facility with Laurus of $865,000, a term note with Laurus of $1,400,000 and the issuance of promissory notes to the TMG vendors of $560,000 less deferred costs of $125,000 and long-term debt repayment of $410,000. At December 31, 2005, we had cash flow from financing activities of $130,000 attributable primarily to proceeds from the convertible financing facility with Laurus of $2,500,000 less deferred financing costs of $190,000 and debt repayment of $2,180,000.

Although we believe that our current working capital and cash flows from continuing operations will be adequate to meet our anticipated cash requirements for the next twelve months, we have accrued liabilities and potential settlements of outstanding claims that may require additional funds. We will have to raise these funds through equity or debt financing. On April 5, 2007, we signed a term sheet with Trafalgar Capital Specialized Investment Fund of Luxembourg-Strassen to raise a minimum of $1,000,000 to a maximum of $8,000,000 through an offering of convertible debt. We will issue a series of 12% Convertible Promissory Notes convertible into common shares pursuant to Regulation `S" at a 10% discount to the lowest of the daily volume weighted average price during the preceding 10 days. The first tranche of $330,000 is anticipated to close at the end of April 2007, the proceeds of which will be used for working capital.

There can be no assurance that we will be able to close this financing or that additional financing will be available or that such financing will be obtainable on terms favorable to us and would not be dilutive.

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

The report of the independent registered public accounting firm on the Company's December 31, 2006 financial statements included in this form 10-KSB states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

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


In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.


In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of the 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.


In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of the 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.


In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158") which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its consolidated balance sheet. Under SFAS 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. We are currently evaluating the impact that the adoption of SFAS 158 will have on our consolidated financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FASB Staff Position ("FSP") addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with

Characteristics of both Liabilities and Equity , and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles ("GAAP") without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP.


For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted.


In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of the 2008 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.



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

Effective April 1, 2006, we acquired goodwill in the amount of $1,895,262 in connection to its acquisition of The Multitech Group which has been allocated to the Technical Publications and Engineering reporting unit.

At December 31, 2006, we performed our annual impairment test for goodwill by first comparing the carrying value of the net assets to the fair value of the Technical Publications and Engineering unit. The fair value was determined to be less than the carrying value, and therefore a second step was performed to compute the amount of the impairment. In this process, a fair value for goodwill was estimated, based in part on the fair value of the operations, and was compared to its carrying value. The shortfall of the fair value below carrying value was $2,043,496 which represents the amount of goodwill impairment.


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

ITEM 7. FINANCIAL STATEMENTS





                                 THINKPATH INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2006 AND 2005
                             TOGETHER WITH REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                        (AMOUNTS EXPRESSED IN US DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THINKPATH INC.


We have audited the accompanying consolidated balance sheets of Thinkpath Inc. (incorporated in Ontario) as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficiency) for each of the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thinkpath Inc. as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2006 and 2005 in conformity with generally accepted accounting principles in the United States of America.

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



Schwartz Levitsky Feldman LLP
Chartered Accountants
Licensed Public Accountants

Toronto, Ontario, Canada
April 5, 2007


THINKPATH INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                        2006            2005
                                                          $               $

                                           ASSETS

CURRENT ASSETS
     Cash                                                114,041         123,056
     Accounts receivable (note 5)                      2,150,413       1,841,338
     Prepaid expenses                                    132,814         143,273
                                                       ---------       ---------
                                                       2,397,268       2,107,667

PROPERTY AND EQUIPMENT (note 6)                          590,283         577,689

GOODWILL (note 7)                                      2,359,318       2,507,552

OTHER ASSETS (note 8)                                    302,508         259,344
                                                       ---------       ---------
                                                       5,649,377       5,452,252
                                                       =========       =========











              The accompanying notes are an integral part of these
                       consolidated financial statements.


THINKPATH INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                                    2006           2005
                                                                     $              $

                                       LIABILITIES

CURRENT LIABILITIES
     Laurus revolving note (note 10)                              2,921,792           --
     Convertible financing -  Laurus  (note 10)                        --        1,169,156
     Convertible financing - derivatives (note 10)                     --          424,241
     Accounts payable (note 11)                                   1,493,223      1,166,152
     Current portion of long-term debt (note 12)                    824,709        124,326
                                                                -----------     ----------
                                                                  5,239,724      2,883,875


     LONG-TERM DEBT (note 12)                                       730,976         69,826
     CONVERTIBLE FINANCING - DERIVATIVES (note 10)                  817,303        480,948
                                                                -----------     ----------

                                                                  6,788,003      3,434,649
                                                                ===========     ==========

COMMITMENTS AND CONTINGENCIES (note 20)

                            STOCKHOLDERS' EQUITY (DEFICIENCY)


CAPITAL STOCK (note 13)                                          42,266,530     40,486,219

DEFICIT                                                         (42,376,656)   (37,518,943)

ACCUMULATED OTHER COMPREHENSIVE LOSS                             (1,028,500)      (949,673)
                                                                -----------     ----------
                                                                 (1,138,626)     2,017,603
                                                                -----------     ----------
                                                                  5,649,377      5,452,252
                                                                ===========     ==========






              The accompanying notes are an integral part of these
                       consolidated financial statements.


THINKPATH INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                          2006          2005
                                                            %             %

REVENUE                                                13,503,812     13,275,118

COST OF SERVICES                                        9,220,006      9,050,538
                                                       ----------     ----------
GROSS PROFIT                                            4,283,806      4,224,580
                                                       ----------     ----------
EXPENSES
     Administrative                                     2,907,039      2,620,315
     Selling                                            2,051,067      1,558,888
     Depreciation and amortization                        634,819        370,756
     Write down of goodwill                             2,043,496      1,459,691
     Write down of other assets                           305,811         53,799
     Write down of property and equipment                 107,073          3,851
     Financing costs and mark-to-market adjustments       473,244       (447,873)
     Debt forgiveness                                     (78,062)       (66,150)
     Loss on sale of subsidiary                            16,053           --
                                                       ----------     ----------
                                                        8,460,540      5,553,277
                                                       ----------     ----------
LOSS FROM CONTINUING OPERATIONS BEFORE
     INTEREST CHARGES AND INCOME TAXES                 (4,176,734)    (1,328,697)

     Interest Charges                                     696,268      1,388,964
                                                       ----------     ----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES    (4,873,002)    (2,717,661)

     Income Taxes (note 14)                                11,243        139,423
                                                       ----------     ----------

LOSS FROM CONTINUING OPERATIONS                        (4,884,245)    (2,857,084)

INCOME FROM DISCONTINUED OPERATIONS (note 16)              26,532         21,778
                                                       ----------     ----------

NET LOSS                                               (4,857,713)    (2,835,306)
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     OUTSTANDING BASIC AND DILUTED*                     7,372,826      4,369,147
                                                       ==========     ==========

LOSS FROM CONTINUING OPERATIONS PER WEIGHTED
     AVERAGE COMMON STOCK BASIC AND DILUTED                 (0.66)         (0.65)
                                                       ==========     ==========

INCOME FROM DISCONTINUED OPERATIONS PER WEIGHTED
     AVERAGE COMMON STOCK BASIC AND DILUTED                  0.00           0.00
                                                       ==========     ==========

NET LOSS PER WEIGHTED AVERAGE COMMON STOCK
     BASIC AND DILUTED                                      (0.66)         (0.65)
                                                       ==========     ==========





* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

              The accompanying notes are an integral part of these
                       consolidated financial statements.


THINKPATH INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                         PREFERRED                                                   ACCUMULATED
                                        COMMON STOCK         STOCK        CAPITAL                                          OTHER
                                           NUMBER OF     NUMBER OF         STOCK                    COMPREHENSIVE  COMPREHENSIVE
                                             SHARES*        SHARES        AMOUNTS        DEFICIT             LOSS           LOSS
                                        ------------   -----------    -----------    -----------    -------------  --------------

Balance as of December 31, 2004           2,720,493                    39,686,047    (34,683,637)                        (940,764)
                                        ========================================================                      ===========

Net loss for the year                          --                           --        (2,835,306)      (2,835,306)

Other comprehensive loss, net of tax:
  Foreign currency translation adjustments                                                                 (8,909)         (8,909)
                                                                                                      -----------

Comprehensive loss                                                                                     (2,844,215)
                                                                                                      ===========
Common stock repurchased for
cancellation (note 9)                      (626,384)                     (123,110)          --

Conversion of 12% senior secured
convertible debentures                    1,235,100                       317,168           --

Conversion of interest on 12%
senior secured convertible                  131,395                        21,448           --
debentures

Common stock issued for acquisition         246,450                       246,609           --

Common stock and warrants issued
for services                                100,787                        98,057           --

Accrued liabilities settled through
the issuance of common stock                930,481                       240,000           --

                                        --------------------------------------------------------                      -----------
Balance as of December 31, 2005           4,738,322                    40,486,219    (37,518,943)                        (949,673)
                                        ========================================================                      ===========

Net loss for the year                          --                           --        (4,857,713)      (4,857,713)

Other comprehensive loss, net of tax:
  Foreign currency translation adjustments                                                                (78,827)        (78,827)
                                                                                                      -----------

Comprehensive loss                                                                                     (4,936,540)
                                                                                                      ===========

Common stock issued for acquisition       3,685,751                       763,000           --

Preferred stock issued for                                     700        699,687           --
acquisition

Common stock issued for services            200,000                        68,000           --

Accrued liabilities settled through
the issuance of common stock              1,202,009                       249,624           --

                                        ========================================================                      ===========
Balance as of December 31, 2006           9,826,082            700     42,266,530    (42,376,656)                      (1,028,500)
                                        ========================================================                      ===========

* Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005






              The accompanying notes are an integral part of these
                       consolidated financial statements.


THINKPATH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                                                      2006             2005
                                                                                        $                $
                                                                                  ----------    ----------
Cash flows from operating activities
    Net loss                                                                      (4,857,713)   (2,835,306)

    Adjustments to reconcile net loss to net cash used in operating activities:
    Income from discontinued operations                                              (26,532)      (21,778)
    Depreciation and amortization                                                    634,819       370,756
    Deferred income taxes                                                           (107,711)         --
    Beneficial conversion on issuance of convertible debt                               --         474,302
    Interest on 12% senior secured convertible debentures                               --          21,448
    Write off unamortized debt discount                                                 --         505,340
    Amortization of deferred financing costs                                         465,471       275,135
    Mark-to-market of derivatives                                                   (293,822)     (723,008)
    Loss on extinguishment of debt                                                   689,858          --
    Gain on reversal of embedded derivative                                         (388,263)         --
    Write down of property and equipment                                             107,073         3,851
    Write down of other assets                                                       305,811        53,799
    Write down of goodwill                                                         2,043,496     1,459,691
    Loss on sale of subsidiary                                                        16,053          --
    Debt forgiveness                                                                 (78,062)      (66,150)
    Common stock and warrants issued for services                                     68,000        98,057
    Decrease in accounts receivable                                                  245,797       419,183
    Decrease (increase) in prepaid expenses                                           31,814       (54,658)
    Increase in accounts payable                                                     123,610        97,079
                                                                                  ----------    ----------
    Net cash (used in) provided by operating activities                           (1,020,301)       77,741
                                                                                  ----------    ----------

Cash flows from investing activities
    Purchase of property and equipment                                               (29,483)     (354,565)
    Proceeds on sale of property and equipment                                          --           1,802
    Purchase of other assets                                                            --          (5,358)
    Proceeds on disposal of other assets                                              77,594          --
    Cash payment for acquisition net of cash acquired and related costs           (1,252,091)         --
                                                                                  ----------    ----------
    Net cash used in investing activities                                         (1,203,980)     (358,121)
                                                                                  ----------    ----------
Cash flows from financing activities
    Repayment of bank indebteness                                                       --         (82,019)
    Repayment of receivable discount facility                                           --        (728,416)
    Proceeds from revolving (convertible) financing facility                         865,111     2,522,219
    Deferred financing costs incurred                                               (125,270)     (192,424)
    Repayment of convertible debt                                                       --      (1,162,700)
    Repurchase of shares for cancellation                                               --        (123,110)
    Proceeds from long-term debt                                                   1,959,750          --
    Repayment of long-term debt                                                     (413,587)     (100,561)
                                                                                  ----------    ----------
    Net cash provided by financing activities                                      2,286,004       132,989
                                                                                  ----------    ----------

Cash flow from used by discontinued operations                                        26,532        21,778
                                                                                  ----------    ----------

Effect of foreign currency exchange rate changes                                     (97,270)       68,548
                                                                                  ----------    ----------

Net decrease in cash                                                                  (9,015)      (57,065)
Cash
    Beginning of year                                                                123,056       180,121
                                                                                  ----------    ----------
    End of year                                                                      114,041       123,056
                                                                                  ==========    ==========

SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                                    696,268       392,692
                                                                                  ==========    ==========
    Income taxes paid                                                                 11,243       139,423
                                                                                  ==========    ==========

SUPPLEMENTAL NON-CASH ITEMS:
    Common stock and warrants issued for liabilities and services                    249,624        98,057
                                                                                  ==========    ==========
    Common stock issued for acquisition                                              763,000          --
                                                                                  ==========    ==========
    Preferred stock issued for acquisition                                           699,687          --
                                                                                  ==========    ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


1.     MANAGEMENT'S INTENTIONS AND GOING CONCERN

     Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant recurring operating losses and working capital deficiencies. At December 31, 2006, the Company had a deficit of $42,376,656 and has suffered recurring losses from operations.

     With insufficient working capital from operations, the Company's primary source of cash is a $4,000,000 financing facility with Laurus Master Fund, Ltd. ("Laurus"). At December 31, 2006, the balance on the facility was $3,387,330 (note 10). The facility consists of a revolving line of credit based on 90% of eligible accounts receivable which matures on June 27, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3%.

     As at April 16, 2007, management's plans to mitigate and alleviate its operating losses and working capital deficiencies include:

     a)   Raise additional working capital via equity financing
     b) Ongoing cost cutting measures as required to restore each office to profitability
     c) Continued focus on securing customers with high growth potential, such as those in the aerospace and defense industries;
     d) Complement organic growth with the acquisition of profitable engineering companies; and

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



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

     At December 31, 2006, the Company recorded a charge of $2,043,496 for the impaired goodwill of the Technical Publications and Engineering unit based on reduced cash flow estimates.

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

     l. Foreign Currency

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


     m) Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material. Estimates are used when recording accruals of expenses and revenue, allowance for doubtful accounts, and valuations of long-lived assets, goodwill and convertible financing derivatives. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

     r) Recent Pronouncements

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


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


     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The company is currently evaluating the impact that FIN 48 will have on its financial statements.


     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of the 2009 fiscal year. The company is currently evaluating the impact that FAS 157 will have on its financial statements.


     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of the 2007 fiscal year. The company does not expect the adoption of SAB 108 to have a significant impact on its financial statements.


     In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158") which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its consolidated balance sheet. Under SFAS 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. The company is currently evaluating the impact that the adoption of SFAS 158 will have on its consolidated financial statements.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


     In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FASB Staff Position ("FSP") addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities , and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles ("GAAP") without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP.


     For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted.


     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of the 2008 fiscal year. The company is currently evaluating the impact that FAS 159 will have on its financial statements.

     s) Advertising Costs

     Advertising costs are expensed as incurred.


     3.      STOCK OPTION PLANS


                                                                               WEIGHTED AVERAGE
                                                                   OPTIONS*      EXERCISE PRICE
                                                                   --------      --------------

     a)  Options outstanding at December 31, 2004                       112              $6,100
                                                                  =========
          Options forfeited during the year                               -
          Options expired during the year                              (25)             $15,688
          Options granted during the year                         1,864,572                $.19
                                                                  ---------
          Options outstanding at December 31, 2005                1,864,659                $.19
                                                                  =========
          Options forfeited during the year                        (25,000)               $0.27
          Options expired during the year                              (87)              $3,470
          Options granted during the year                                 -
                                                                          -
          Options outstanding at December 31, 2006                1,839,572                $.19
                                                                  =========


          Options exercisable December 31, 2005                   1,864,659                $.19
          Options exercisable December 31, 2006                   1,839,572                $.19
          Options available for future grant December 31, 2005      137,015
          Options available for future grant December 31, 2006      162,102

         * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



     b) Range of Exercise Prices at December 31, 2006


                                            WEIGHTED                          WEIGHTED
                         OUTSTANDING         AVERAGE          OPTIONS          AVERAGE
                            OPTIONS*  REMAINING LIFE     EXERCISABLE*   EXERCISE PRICE
                            --------  --------------     ------------   --------------

     $0.0001 - $0.24       1,839,572            8.81        1,839,572            $0.19


     * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005



     c) Change in Accounting Policy and Pro-forma net income

       At December 31, 2006, the Company has five stock-based employee compensation plans, which are described more fully in note 13(d). Effective January 1, 2006, the Company's plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

       There was no stock compensation expense for employee options recorded under FAS 123 (R) in the Consolidated Statement of Operations for the year ended December 31, 2006. There was no stock compensation expense for employee options recorded under APB No. 25 in the Consolidated Statements of Operations for the year ended December 31, 2006.

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

       There was no stock compensation expense related to non-employee options for the year ended December 31, 2006.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


     PRO FORMA INFORMATION UNDER SFAS NO. 123 FOR PERIODS PRIOR TO ADOPTION OF FAS 123 ( R):

       The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                                         2005
                                                                         ----
                                                                            $

       Net income (loss) as reported                              (2,835,306)
       Deduct:  Total stock-based employee
       compensation expense determined under fair
       value based method for all awards net of                       377,373
       related tax effects

       Pro forma net income (loss)                                (3,212,679)

       Income (loss) per share:
       Basic and diluted loss per share, as                            (0.65)
       reported

       Pro forma income (loss) per share                               (0.74)


     d) Black-Scholes Assumptions

     The fair value of each option grant used for purposes of estimating the pro forma amounts summarized above is estimated on the date of grant using the Black-Scholes option price model with the weighted average assumptions shown in the following table:

                                                           2005 GRANTS
                                                           -----------
    Risk free interest rates                               4.43 - 4.56%
    Volatility factors                                      116 - 137%
    Weighted average expected life                           10 years
    Weighted average fair value per share                     $0.25
    Expected dividends                                          --

     On June 27, 2005, the Company granted Laurus Master Fund, Ltd. an option to purchase up to 379,572* shares of its common stock, no par value per share, at an exercise price of $.0001 per share. The options are exercisable at any time and in any amount for a period of ten years from the date of issuance. On February 28, 2007 the option price was amended from $0.0001 per share to $0.01 per share.

     On November 22, 2005, the Company issued a total of 1,460,000 options at an exercise price of $.24 per share to its Management and Directors under the 2005 Stock Option Plan which was approved by the Company's shareholders at its Annual General Meeting on April 22, 2005, and subsequently approved by its Board of Directors. The options vest immediately and expire in 2015.

     On December 12, 2005, the Company issued 25,000 options at an exercise price of $.27 per share to Mr. Tom Luther, Vice President Sales, under the 2005 Stock Option Plan. The options vested immediately and were to expire in 2015. These options were forfeited in April 2006 upon Mr. Luther's termination.

     There have been no other options granted since 2005.

     * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



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

     The net acquired assets were valued as follows:

          Current assets                                       $23,616
          Property and equipment                                11,240
          Customer lists                                       100,909
          Liabilities assumed                                 (107,667)
                                                             ---------
                                                                28,098

          Less: consideration                                  246,609
                                                               -------

          Goodwill                                            $218,511
                                                              ========

     At December 31, 2005, the Company wrote off the goodwill from the acquisition of TBM Technologies Inc., for impairment based on reduced cash flow estimates.

     On June 30, 2006, the Company acquired The Multitech Group Inc. (TMG), an engineering services firm located in New Jersey, effective April 1, 2006. The purchase price of $2,798,750 was based on five times the audited 2005 EBIT of TMG and was payable as follows: thirty percent in cash for a total of $839,625; twenty per cent in a two year subordinated note of $559,750 bearing annual interest at US prime, payable quarterly and guaranteed by the Company; twenty-five per cent in the Company's common shares for a total consideration of $699,688 or 3,369,188 common shares; and, twenty-five per cent in the Company's preferred shares for a total consideration of $669,688 or 700 preferred share which will be convertible into common shares after June 30, 2007. The acquisition was accounted for by the purchase method and the operations have been included in the consolidated operations from April 1, 2006.

     The net acquired assets were valued as follows:

     Current assets                                           $965,977
     Property and equipment                                    378,715
     Cash surrender value of life insurance                     13,291
     Customer lists                                            123,934
     Contracts                                                 489,294
     Liabilities assumed                                      (762,933)
                                                             ---------
                                                             1,208,278
     Less: consideration including
     acquisition costs                                       3,103,540
                                                             ---------


     Goodwill                                               $1,895,262
                                                            ==========

     At December 31, 2006, the Company wrote off the goodwill of $1,895,262 allocated to the acquisition of TMG, for impairment based on reduced cash flow estimates.


5.     ACCOUNTS RECEIVABLE
                                                     2006                  2005
                                                     ----                  ----
                                                        $                     $
     Accounts receivable                        2,366,916             2,043,214
     Less:  Allowance for doubtful accounts      (216,503)             (201,876)
                                                ---------             ---------
                                                2,150,413             1,841,338
                                                =========             =========

     Allowance for doubtful accounts
     Balance, beginning of period                 201,876               179,648
     Provision                                     92,662                42,051
     Recoveries                                   (78,035)              (19,823)
                                                 --------              --------
     Balance, end of period                       216,503               201,876
                                                  =======               =======

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



6.      PROPERTY AND EQUIPMENT

                                                                2006                                  2005
                                            ---------------------------------------------   ---------------

                                                              ACCUMULATED
                                                   COST      AMORTIZATION            NET               NET
                                                      $                 $              $                 $
     Furniture and equipment                    215,002           158,005         56,997            31,734
     Computer equipment and software          3,999,131         3,481,001        518,130           524,474
     Leasehold improvements                      57,423            42,267         15,156            21,481
     Automobile                                  43,425            43,425             --                --
                                                 ------            ------             --                --
                                              4,314,981         3,724,698        590,283           577,689
                                              =========         =========        =======           =======
     Property and equipment
      under capital lease included
      in the above                              126,092            88,987         37,105            99,408
                                                =======            ======         ======            ======


     Amortization of property and equipment for the year ended December 31, 2006 amounted to $312,189, including amortization of property and equipment under capital lease of $25,759.

     Amortization of property and equipment for the year ended December 31, 2005 amounted to $280,837 including amortization of property and equipment under capital lease of $44,275.


7.      GOODWILL

     Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                                                       2006         2005
                                                                                     --------     --------
                                                                  ACCUMULATED
                                                 ACCUMULATED       IMPAIRMENT
                                      COST      AMORTIZATION           LOSSES             NET          NET
                                 ---------- ----------------- ---------------- --------------- ------------
                                         $                 $                $               $            $
     Technical Publications &
     Engineering (Thinkpath US
     Inc.,  TBM Technologies
     Inc. and The Multitech
     Group Inc.)                 7,851,142           535,164        4,956,660       2,359,318    2,507,552
                                 ---------           -------        ---------       ---------    ---------


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

     During the fourth quarter 2005, conditions were present that clearly indicated an impairment of the goodwill of TBM Technology Inc., including adverse changes in legal factors (see note 20) and business climate as well as the projection of continued cash flow losses. As a result of these conditions, the full amount of goodwill of $218,511 was written off.

     On an ongoing basis, absent any impairment indicators, the Company expects to perform a goodwill impairment test as of the end of the fourth quarter of every year.

     Effective April 1, 2006, the Company acquired goodwill in the amount of $1,895,262 in connection to its acquisition of TMG (note 4) which has been allocated to the Technical Publications and Engineering reporting unit.

     At December 31, 2006, the Company performed its annual impairment test for goodwill by first comparing the carrying value of the net assets to the fair value of the Technical Publications and Engineering unit. The fair value was determined to be less than the carrying value, and therefore a second step was performed to compute the amount of the impairment. In this process, a fair value for goodwill was estimated, based in part on the fair value of the operations, and was compared to its carrying value. The shortfall of the fair value below carrying value was $2,043,496 which represents the amount of goodwill impairment.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



8.    OTHER ASSETS
                                                        2006            2005
                                                        ----            ----
                                                           $               $

     Cash surrender value of life insurance               --          66,920
     Deferred Financing Costs                        209,559         192,424
     Customer Lists                                   92,949              --
                                                      ------         -------

     Total                                           302,508         259,344
                                                     =======         =======

     Included in Other Assets are deferred financing costs related to the Laurus Convertible Financing Facility to be amortized over the three-year term of the debt, beginning July 1, 2005. Also included in Other Assets are customer lists related to the acquisition of The Multitech Group Inc. (note
     4) to be amortized over three years, beginning April 1, 2006. Previously included in Other Assets were contracts related to the acquisition of the The Multitech Group Inc. (note 4) which were being amortized over two years. At December 31, 2006, the contracts asset balance in the amount of $305,811 was determined to be impaired and written off. During the year ended December 31, 2006, the Company received cash of $77,594 on the surrender value of life insurance policies held on two employees. Amortization of other assets for the year ended December 31, 2006 amounted to $322,630.

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


10.   LAURUS REVOLVING NOTE (CONVERTIBILE FINANCING) FACILITY

     On June 27, 2005, the Company closed a $3,500,000 convertible financing facility with Laurus Master Fund, Ltd. ("Laurus"). The facility consisted of a secured convertible note ("Minimum Borrowing Note") based on 90% of eligible accounts receivable which matured on June 27, 2008 and bore interest at an annual rate equal to The Wall Street Journal prime rate plus 3% ("contract rate") but never less than 8%. At closing, the Company received $2,100,000 in proceeds from the facility based on its eligible accounts receivable ("formula amount") and an additional $1,000,000 ("overadvance") granted in excess of the formula amount. The overadvance bore interest at the prime rate as published by the Wall Street Journal plus 2% and held an expiration date of December 27, 2005. In the event that the overadvance was not repaid in full by this date, the interest rate was to increase by an additional 1% per month.

     Laurus had the option to convert into common stock at anytime all or any portion of the principal and interest and fees payable at a fixed conversion price as follows:

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

     Should the Company complete a subsequent financing at a lower price than the original issue, the conversion prices of the three tranches above would be adjusted to 80%, 100% and 105% of the new lower price. This feature would modify the number of shares that the Company would issue on conversion of the notes.

     The Company had the option of prepaying the note at any time by paying to the holder a sum of money equal to 130% of the principal amount of the note.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



     In connection with the financing, the Company issued warrants to purchase up to 2,100,000* shares of its common stock with 1,050,000* at an exercise price of $0.55 per share and 1,050,000 at an exercise price of $0.60 per share. The warrants vested immediately and expire on June 27, 2011. The Company also issued options to purchase up to 379,572* shares of its common stock, no par value per share, at an exercise price of $.0001 per share. The options vested immediately and expire on June 27, 2015. On February 28, 2007 the option price was amended from $0.0001 per share to $0.01 per share.

     The financing included a Registration Rights Agreement which prescribes that the Company shall have caused a registration statement to be filed with the SEC, in respect of the securities covered by the Minimum Borrowing Note, Warrants and Options within 30 days of closing and to cause the registrations to become effective within 90 days of closing. In the event that the Company failed to file such registration statement, the agreement also provided that the Company shall pay liquidated damages and interest to Laurus.

     The Company determined that the conversion option embedded in the note and the warrants and options attached to the note qualify as embedded derivatives under the guidance of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and as such should be accounted for separately at inception at their fair value and subsequently marked to market. The total of the embedded derivatives was separated from the debt based on the initial amount of $3,100,000. The initial value of the derivatives and "embedded derivatives" is offset against the Laurus financing and is being amortized over a 3-year period subject to the expected availability. The conversion right and interest adjustment clause found in the note were considered one embedded derivative and the warrants and options were each considered separate derivatives.

     As the embedded derivatives were not standard and are not publicly quoted, a combination of Black-Scholes methodologies and Monte Carlo simulations were used. Valuations were performed at each quarter end and the conversion option, warrants and options were each valued separately. For the valuation as of December 31, 2005 an assumption of 158% volatility was used and for the valuation at December 31, 2006, an assumption of 100% volatility was used.

     CONVERSION OPTION
     As the issue was a floating rate note, it was inferred that it would substantially always be equal to par ($3,100,000 USD). The implied number of conversion options would be derived by dividing the notional by the average conversion price. As shown in the table below, the conversion price was calculated using the weighted average conversion price for each tranche. This option was valued using a standard Black-Scholes model.


                                                                      WEIGHTED
             TRANCHE           NOTIONAL        CONVERSION PRICE       AVERAGE
             -------           --------        ----------------       -------
            Tranche 1         1,000,000              0.4              0.1290
            Tranche 2         1,000,000              0.5              0.1613
            Tranche 3         1,100,000              0.53             0.1881
                         ----------------                        -------------
              Total           3,100,000                               0.4784
                         ================                        =============

     The interest rate adjustment clause contained in the conversion option set that if the stock price exceeded the prevailing conversion price by a certain level, interest payments on the floating rate note would be reduced. This clause diminished the conversion options fair value as the holder would be penalized when the conversion option was in the money. The fair value for this clause is dependant on the expected behaviour of the prime rate and the Company's stock price. This clause was valued using a Monte Carlo simulation model using a mean reversion process to simulate the prime rate and a standard Geometric Brownian motion process for the Company's stock price.

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



     AMENDMENTS
     On December 8, 2005, the Company and Laurus entered into an amendment of the Security Agreement pursuant to which Laurus agreed to waive (i) any event of default by the Company relating to the Company's non-payment of any liquidated damages associated with its non-filing of its Registration Statement and (ii) any liquidated damages associated with its non-filing of its Registration Statement that had accrued and were due and payable as of the date of December 8, 2005. In addition, the filing and effective dates for the Registration Statement were extended to January 31, 2006 and March 30, 2006, respectively.

     The Company failed to file and cause to be effective a registration statement by March 30, 2006. Laurus agreed to waive the event of default and associated liquidated damages and to extend the filing deadline until July 1, 2006.

     On January 26, 2006, the Company and Laurus executed an Overadvance Side Letter whereby Laurus increased the overadvance amount on the revolving note to $1,200,000 ("Second Overadvance"). The second overadvance bore interest at the prime rate as published by the Wall Street Journal plus 2%. The second overadvance was to expire on July 27, 2006. In the event that the overadvance was not repaid in full by this date, the interest rate was to be increased by an additional 1% per month. In consideration of the Second Overadvance, the Company issued 500,000 additional common stock purchase warrants with an exercise price of $0.01 per share which expire on January 26, 2012. Using the standard Black-Scholes methodology, these warrants were valued to be $98,588 which is being offset against the Laurus financing and is being amortized over the remaining term of the debt. On March 30, 2007, the expiration date of these warrants was amended to January 26, 2026.

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

     EITF Issue No. 96-19 requires that the new debt be recorded at fair value and that amount should be used to determine the debt extinguishment gain or loss to be recognized and effective rate of the new debt. Using an effective rate of 20%, the fair value of the new facility was determined to be $2,351,271 which results in a loss of $689,858 on extinguishment of debt based on the book value of the old facility of $1,661,413. This loss is included in financing costs at December 31, 2006 in the consolidated statement of operations.

     As the conversion right of the convertible financing facility was eliminated, the entire embedded derivative pertaining to the conversion option was reversed, resulting in a gain of $388,264. This gain is included in financing costs at December 31, 2006 in the consolidated statement of operations.

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

     The Company concluded that the 20% cap added to the liquidated damages clause, does not represent an economically reasonable difference between registered and unregistered shares as the cap is based on the notional amount of financing outstanding which no longer has a convertibility feature and therefore has no relation to the shares that could be issued upon the exercise of options and warrants. Moreover, the maximum potential penalty that could arise under this clause based on the total debt outstanding to Laurus at June 30, 2006 was approximately $980,000 which is significant as compared to the total value of the shares that could be issued under the outstanding warrants and options June 30, 2006 of approximately $960,000.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




     Under the Security Agreement, the Company is also subject to a 2% penalty (with no cap) if its stock would stop trading for failure to make timely filings with the SEC. In consideration of this penalty, which could be interpreted as a form of net cash settlement, and the assessment of the liquidated damages clause, the Company concluded that the criteria for reclassification to equity in EITF 00-19 was not met and therefore the warrants and options would remain embedded derivatives.

     On November 15, 2006, the Company executed an Omnibus Amendment No. 1 with Laurus Master Fund, Inc., whereby Laurus agreed to postpone the December and January principal payments on the Term Note (note 12) to be paid instead on the Maturity Date of June 30, 2009. In addition, they agreed to increase the overadvance by $43,000 and extend the overadvance until December 31, 2007 with a repayment schedule beginning July 1, 2007. In consideration of these modifications, the Company issued 940,750 common stock purchase warrants to Laurus with an exercise price of $0.23 per share which expire on November 15, 2013. Laurus also agreed to waive any penalties for failure to file and effect a registration statement registering the shares underlying their common stock purchase warrants until March 1, 2007.

     The fair value of the warrants issued on November 15, 2006 was determined to be $190,848 and were allocated as follows: 368,904 warrants as compensation for the deferral of the two principal payments on the term loan ($74,839 in fair value) and 571,846 warrants for the increase in and extension of the over advance ($116,009 in fair value).

     The Company considered the additional modifications to the revolving credit facility and term loan and whether they should be accounted for under EITF 96-19 or EITF 98-14. EITF 96-19 requires that modifications be evaluated by comparing the present value of the cash flows under the old debt with the present value of the cash flows under the new debt - both discounted at the effective interest rate of the old debt. The fair value of the additional warrants issued on the term loan ($74,839) is considered as a cash flow at inception of the new debt and as the difference was only 5% this modification was not considered an extinguishment of the old debt. As a result, there were no changes in the accounting required and the fair value of the additional warrants will be amortized over the remaining life of the term loan using the effective interest method.

     The revolving line of credit was modified such that the total borrowing capacity has been increased. Under EITF 98-14, the debtor should compare the product of the remaining term and the maximum available credit of the old arrangement with the borrowing capacity of the new arrangement. If the borrowing capacity of the new arrangement is greater than or equal to the borrowing capacity of the old arrangement, then any unamortized deferred costs, any fees paid to the creditor, and any third-party costs incurred should be associated with the new arrangement. Since the total borrowing capacity has increased as a result of the modifications, the fair value of the warrants associated with the overadvance would be deferred and amortized over the remaining term of the facility.

     In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FASB Staff Position ("FSP") addresses an issuer's accounting for registration payment arrangements. This FSP can significantly modify the accounting treatment for instruments that are subject to registration rights agreements such as the company's warrants. The FSP essentially states that registration rights agreements that contain contingent obligations to make payments should be evaluated as a contingency under FAS 5. Furthermore, the FSP states that: "a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement."

     Prior to the application of this FSP, the company determined the appropriate accounting for the warrants by considering both its ability to settle the warrants by issuing unregistered shares and to pay the liquidated damages. Considering both elements together, the company concluded that because the registration rights agreement contained a 2% per month liquidated damages clause if the underlying shares were not registered with the SEC, that the provision of EITF 00-19 paragraph 14 could not be met since it would be uneconomical to issue unregistered shares and to pay the penalty. Therefore, the warrants were considered liability instruments under EITF 00-19 and accounted for at fair value.

     Under the FSP, the company had to evaluate whether the warrants could be settled in unregistered shares and that the 2% penalty payable in the event that the company's shares are delisted is included in the scope of the FSP, then an impediment to classifying the warrants as equity instruments under FAS 133/EITF 00-19 would be removed. The next step in the analysis was to consider whether the warrants met the definition of a derivative under FAS
     133. In order for the warrants not to b considered an embedded derivative then they must a) be indexed to the company's own stock and b) classified in stockholders' equity The company determined that since its functional currency is Canadian and the warrants are exercisable in US dollars, the warrants should be considered indexed to both the company's share price and the exchange rate. As the warrants do not qualify for the exemption in paragraph 11 (a) of FAS 133, they should continue to be recorded as liabilities at fair value, with the variations recorded in earnings

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




     VALUATION RESULTS FOR THE YEARS ENDED DECEMBER 31,

          DERIVATIVE                            2006           2005
          ----------                            ----           ----
          Conversion Options                      --       $452,928
          Interest Adjustment Clause              --       ($28,687)
          Warrants                          $747,848       $393,100
          Options                            $69,455        $87,848
                                             -------        -------

                                            $817,303       $905,189
                                            ========       ========

     During the year ended December 31, 2006, the Company amortized $465,471 of the initial value of the derivatives and embedded derivatives which are included in financing costs. The mark to market of the derivatives including the embedded derivatives at the end of each period was credited to financing costs in the amount of $293,822.

     During the year ended December 31, 2005 the Company amortized $275,135 of the initial value of the derivatives and embedded derivatives which are included in financing costs. The mark to market of the derivatives including the embedded derivatives at the end of each period was credited to financing costs in the amount of $723,008.

     At the end of each period, the balance on the Laurus facility was as follows:

                                                          2006           2005
                                                          ----           ----
                                                             $              $
     Principal balance revolving note                3,387,330             --
     Principal balance convertible facility                 --      2,522,219
     Deferred Financing Costs                        (465,538)    (1,353,063)
                                                     ---------    ----------

     Total                                           2,921,792      1,169,156
                                                     =========      =========


     On February 28, 2007, the Company executed an Omnibus Amendment No. 2 with Laurus Master Fund, Inc., whereby Laurus agreed to further postpone the March 2007 through to August 2007 principal payments on the Term (note 12) with the postponed principal to be amortized equally over the remaining term of the loan beginning September 1, 2007. In addition, the over advance was increased to $1,690,000 and the stated amount of the revolver note was increased to $3,650,000. In consideration of these modifications, the Company issued 2,426,870 common stock purchase warrants to Laurus with an exercise price of $0.01 per share which expire on February 28, 2027. The agreement also amended the exercise price of the options issued in June 2005 and the warrants issued in June 2006 from $0.0001 to $0.01.

     On March 21, 2007, the Company executed an Omnibus Amendment No. 3 with Laurus Master Fund, Inc., whereby the revolver note was increased to $4,000,000. Any principal indebtedness outstanding on the revolver in excess of $3,650,000 will bear interest at an annual rate equal to The Wall Street Journal prime rate plus 23% ("contract rate") but never less than 8%.

     * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005



11.  ACCOUNTS PAYABLE

     Included in accounts payable at the end of each period are the following:

                                                          2006             2005
                                                          ----             ----
                                                             $                $
     Trade payables                                    410,912          276,486
     Accrued payroll and payroll liabilities           369,455          266,343
     Accrued bonuses                                    75,987          130,866
     Accrued professional fees                         361,269          245,368
     Other                                             275,600          247,089
                                                       -------          -------

                                                     1,493,223        1,166,152
                                                     =========        =========

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



12.  LONG-TERM DEBT

         i) December 31, 2006

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

     On June 30, 2006, the Company repaid the balance owing on an SBA loan held by TMG in the amount of $84,083 pursuant to the purchase agreement. This loan was personally guaranteed by the principal shareholders of TMG and collateralized by their personal residence and TMG's accounts receivables.

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

     The warrants issued with the term loan are subject to the modified Registration Rights Agreement (note 10) including the 2% liquidated damages clause and therefore are classified as embedded derivatives under EITF 00-19. The warrants were valued as of June 30, 2006 using standard Black-Scholes methodology with a dilution effect. (Risk free interest rate of 5.38%; volatility of 142%; weighted average expected life of 10 years; weighted average fair value per share of $0.17). In accordance with APB 14, the value of these warrants should be extracted from the total cash received and the difference ascribed to the secured debt as follows:

     Cash received               1,400,000
     Warrants                     (304,763)
                            ----------------
     Secured Loan                1,095,237
                            ================

     Beginning July 1, 2006, the Company began amortizing the initial value of the embedded derivative over the three year term of the loan.

     On November 15, 2006, the Company executed an Omnibus Amendment No. 1 with Laurus Master Fund, Inc. (note 10), whereby Laurus agreed to postpone the December and January principal payments on the term note to be paid instead on the Maturity Date of June 30, 2009. The fair value of the warrants issued in consideration of this amendment was determined to be $74,839 and will be amortized over the remaining life of the term loan using the effective interest method.

     On February 28, 2007, the Company executed an Omnibus Amendment No. 2 with Laurus Master Fund, Inc. (note 10), whereby Laurus agreed to postpone the March 2007 through to August 2007 principal payments with the postponed principal to be amortized equally over the remaining term of the loan beginning September 1, 2007. In addition, the exercise price of the warrants issued in June 2006 was amended from $0.0001to $0.01 per share.

     During the year ended December 31, 2006, the Company amortized $53,208 of the initial value of the warrants attached to the term note.

     On June 30, 2006, the Company issued five unsecured promissory notes to the shareholders of TMG totaling $559,750 with quarterly payments of $69,969 starting September 30, 2006. The notes bear interest at an annual rate equal to the Wall Street Journal prime rate and mature on June 30, 2008. At December 31, 2006, the Company had failed to make any scheduled principal payments on the notes due to cash flow constraints. Included in interest expense in the consolidated statement of operations is $31,121 in interest and default penalties on the promissory notes accrued but unpaid as of December 31, 2006.

     On June 30, 2006, the Company assumed a motor vehicle loan as a result of the acquisition of TMG in the amount of $11,160 with monthly payments of $372 for 36 months starting January 14, 2006. The loan is secured by the motor vehicle and bears interest at 7.5% per annum. The loan matures on January 14, 2009. In July 2006, this liability was assumed by a TMG employee.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



     At December 31, 2006, the Company held various capital leases in the amount of $7,178 secured by property and equipment with various payment terms and interest rates ranging from 10-22%. These leases mature between February 2007 and July 2007.

     ii) December 31, 2005

     At December 31, 2005, the Company had a loan balance of $163,987 with Terry Lyons with monthly payments of $10,000. The loan bears interest at US prime plus 14%. The loan was secured by the Company's assets and subordinated to Laurus Master Fund, Ltd. The loan was to mature in July 2007.

     At December 31, 2005, the Company held various capital leases in the amount of $30,165 secured by property and equipment with various payment terms and interest rates ranging from 10-22%. These leases mature between March 2006 and July 2007.

                                                           2006           2005
                                                           ----           ----
                                                              $              $
     a) Included therein:

     Laurus Term Loan                                 1,315,151             --
     Promissory Notes - TMG                             559,750             --
     Terry Lyons                                             --        163,987
     Capital Leases                                       7,178         30,165
                                                          -----         ------
                                                      1,882,079        194,152

     Less:  deferred financing costs on
     Laurus Term Loan                                   326,394             --
     Less:  current portion                             824,709        124,326
                                                        -------        -------

                                                        730,976         69,826
                                                        =======         ======

     b) Future principal payments obligations as at December 31, 2006, were as follows:

                                      2007             824,709
                                      2008             648,549
                                      2009             408,821
                                      2010                  --
                                      2011                  --
                                                     ---------
                                                     1,882,079
                                                     =========

     c) Interest expense related to long-term debt for the year ended December 31, 2006 was $140,612. Interest expense related to long-term debt was $53,132 for the year ended December 31, 2005.


13.    CAPITAL STOCK

       a)  Authorized Shares

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

    b)  Issued Shares

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

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



     On July 1, 2005 the Company issued 294,118 shares of its common stock, no par value per share, to Declan French in consideration of $100,000 extra compensation as approved by the shareholders at the Annual General Meeting on April 22, 2005. The shares were issued based on the closing price of $0.34 on July 1, 2005. The extra compensation was awarded in consideration of Mr. French's personal guarantees and indemnification of certain of the Company's debts as well as his acceptance of shares in lieu of cash for prior bonuses and debt payments.

     Also, on July 1, 2005, the Company issued 636,363 shares of its common stock, no par value per share, to Declan French in consideration of $140,000 in accrued bonuses from the years 2003 and 2004 as per his employment agreement. The shares were issued based on the lowest intraday price of $0.22 on July 1, 2005.

     On July 7, 2005, the Company entered into an agreement with Financial Media Relations, LLC, a California company, for the purpose of developing and implementing a marketing and investor relations program and the provision of business development and strategic advisory services. The term of the agreement is twelve months at a cost of $20,500 on execution and $12,500 per month thereafter. In addition, the Company issued 100,000 shares of common stock, no par value per share, and warrants to purchase 500,000 shares of common stock exercisable at $0.41 per share and 100,000 shares of common stock exercisable at $1.20 per share. The warrants shall be exercisable for a period of two years, shall vest immediately and be deemed earned upon issuance, and all warrants shall have "piggyback" registration rights. Using the Black-Scholes pricing model, the fair value of the warrants was determined to be $57,057 and is included in selling expenses at December 31, 2005.

     On October 24, 2005, the Company issued 787 shares of its common stock, no par value per share, to various shareholders to account for post-split rounding.

     On June 30, 2006, the Company issued 3,369,188 shares of its common stock, no par value per share, to the selling shareholders of TMG for a total consideration of $699,687. The Company also issued 1,202,009 shares of its common stock, no par value per share, to the Vendors of TMG as repayment of an Officer's Loan in the amount $249,624.

     On June 30, 2006, the Company issued 316,563 shares of its common stock, no par value per share, to Leventis Investments for a total consideration of $63,313 as partial payment of a buyer's fee for the TMG acquisition.

     On July 1, 2006, the Company issued 162,000 shares of its common stock, no par value, with "piggyback" registration rights to Financial Media Relations, LLC (FMR), a California company, for the purpose of developing and implementing a marketing and investor relations program and the provision of business development and strategic advisory services. The term of the agreement is six months beginning July 1, 2006 and also includes a monthly cash fee of $5,000. Subsequent to December 31, 2006, the Company notified FMR that it was terminating the contract and canceling the 162,000 shares for FMR's failure to deliver any services.

     On July 21, 2006, the Company issued 200,000 shares of its common stock, no par value, as director compensation.

     At December 31, 2006, the Company had a total of 9,826,082 shares of common stock issued and outstanding.

     * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

c) Warrants

     For each of the periods presented, the following warrants for the purchase of one common share per warrant (as adjusted for 1:5,000 reverse stock split on June 29, 2005) at the following prices per common share and expiry dates were outstanding:

     Number of warrants*
            2006              2005       Exercise price per     Expiry date
                                                      share
     ------------ ----------------- ------------------------ ---------------
              --                20                $7,500.00            2006
              --               213                $2,750.00            2006
         500,000           500,000                    $0.41            2007
         100,000           100,000                    $1.20            2007
             124               124                  $200.00            2009
           2,400             2,400                   $87.50            2009
             229               229                    $1.25            2009
           1,714             1,714                   $87.50            2010
           2,857             2,857                   $43.75            2010
          13,333            13,333                    $3.75            2010
           9,083             9,083                    $1.25            2010
          47,388            47,388                    $1.25            2011
          62,500            62,500                    $1.00            2011
       1,050,000         1,050,000                    $0.55            2011
       1,050,000         1,050,000                    $0.60            2011
         500,000                --                    $0.01            2012
       1,810,674                --                   $.0001            2016
         940,750                --                    $0.23            2013
     ------------ ----------------- ------------------------ ---------------

       6,091,052         2,839,861
     ------------ ----------------- ------------------------ ---------------

     A summary of changes to number of issued warrants is as follows:

     Outstanding at December 31, 2004                        1,811,389*
                                                            ------------
     Issued                                                  2,700,000
     Cancelled                                              (1,671,189)
     Exercised                                                     --
     Expired                                                      (339)
                                                            -----------
     Outstanding at December 31, 2005                        2,839,861*
                                                            -----------
     Issued                                                  3,251,424
     Cancelled                                                     --
     Exercised                                                     --
     Expired                                                      (233)
                                                            -----------
     Outstanding at December 31, 2006                        6,091,052
                                                           ============


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

     As disclosed in note 13(b), on July 7, 2005, the Company issued warrants to purchase 500,000 shares of common stock exercisable at $0.41 per share and 100,000 shares of common stock exercisable at $1.20 per share to Financial Media Relations LLC. The warrants shall be exercisable for a period of two years, shall vest immediately and be deemed earned upon issuance, and all warrants shall have "piggyback" registration rights. Using the Black-Scholes pricing model, the fair value of the warrants was determined to be $57,057 and is included in selling expenses.

     As disclosed in note 10, on January 26, 2006, the Company issued 500,000 additional common stock purchase warrants to Laurus Master Fund, Ltd. with an exercise price of $0.01 per share and expire on January 26, 2012. On March 30, 2007, the expiration date of these warrants was amended to January 26, 2026.

     As disclosed in note 12, on June 30, 2006, the Company issued 1,810,674 common stock purchase warrants to Laurus Master Fund, Ltd. with an exercise price of $.0001 per share and which expire on June 30, 2016. Laurus is prohibited from selling any of the warrants until June 30, 2007 and thereafter is prohibited from selling an amount of shares in excess of 15% of the daily volume of trading of the Company's common stock on any day. On February 28, 2007 the exercise price of these warrants was amended to $0.01 per share.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)



     As disclosed in note 10, on November 15, 2006, the Company issued 940,750 common stock purchase warrants to Laurus Master Fund, Ltd with an exercise price of $.23 per share and which expire on November 15, 2013.

     As disclosed in note 10, on February 28, 2007, the Company issued 2,426,870 common stock purchase warrants to Laurus Master Fund, Ltd with an exercise price of $.01 per share and which expire on February 28, 2027.

     * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005

     d) Stock Options

     The Company's Board of Directors and shareholders have approved the adoption of the 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option Plan and 2005 Stock Option Plan. Under the plans, a total of 2,001,674 options were authorized to be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. At December 31, 2006, 1,839,572 options remain outstanding and 162,102 options are available for future grant. At December 31, 2005, 1,864,659 options were outstanding and 137,015 options were available for future grant.

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

     On June 27, 2005, the Company issued Laurus Master Fund, Ltd. an option to purchase up to 379,572* shares of its common stock, no par value per share, at an exercise price of $.0001 per share. The options are exercisable at any time and in any amount for a period of ten years from the date of issuance. On February 28, 2007, the exercise price of these options was amended to $0.01 per share.

     On November 22, 2005, the Company issued a total of 1,460,000 options at an exercise price of $.24 per share to its Management and Directors under the 2005 Stock Option Plan which was approved by the Company's shareholders at its Annual General Meeting on April 22, 2005, and subsequently approved by its Board of Directors. The options vest immediately and expire in 2015.

     On December 12, 2005, the Company issued 25,000 options at an exercise price of $.27 per share to Mr. Tom Luther, Vice President Sales, under the 2005 Stock Option Plan. The options vest immediately and expire in 2015. These options were forfeited in April 2006 upon Mr. Luther's termination.

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

14. DEFERRED INCOME TAXES AND INCOME TAXES

a)       Deferred Income Taxes

         The components of the deferred tax liability benefit by source of temporary differences that gave rise to the benefit are as follows:

                                                            2006           2005
                                                            ----           ----
                                                               $              $

     Losses available to offset future income taxes    7,543,000      6,593,000
     Deferred costs and customer lists                    33,000         33,000
     Share and debt issue costs                           12,000        126,000
     Property and equipment                              999,000        949,000
                                                         -------        -------
                                                       8,587,000      7,701,000

     Less:  valuation allowance                        8,587,000      7,701,000
                                                       ---------      ---------
                                                              --             --
                                                       =========      =========


     b)     Current Income Taxes

              Current income taxes consist of:
                                                            2006           2005
                                                            ----           ----
                                                               $              $
     Amounts calculated at statutory rates           (1,938,583)    (1,078,353)
                                                     -----------    -----------

     Permanent differences                             1,063,826      (571,224)
     Valuation allowance                                 886,000      1,789,000
                                                         -------      ---------
                                                       1,949,826      1,217,776
                                                       ---------      ---------

     Current income taxes                                 11,243        139,423
     Deferred income taxes                                    --             --
                                                              --             --
     Income taxes                                         11,243        139,423
                                                          ======        =======


     Issue expenses totaling approximately $239,000 may be claimed at the rate of 20% per year until 2010. To the extent that these expenses create a loss, which are available to be carried forward for seven years for losses up to and including 2003 and for ten years commencing in 2004 from the year the loss is incurred. The Company has not reflected the benefit of utilizing non-capital losses totaling approximately $18,860,000, nor a capital loss totaling $750,000 in the future as a deferred tax asset as at December 31, 2006. As at the completion of the December 31, 2006 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.



15.  COMPREHENSIVE LOSS
                                                           2006            2005
                                                           ----            ----
                                                              $               $
     Net loss                                       (4,857,713)     (2,835,306)
     Other comprehensive loss
        Foreign currency translation adjustments       (78,827)         (8,909)
                                                       --------         -------

     Comprehensive loss                             (4,936,540)     (2,844,215)
                                                    ===========     ===========


     The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

16.    DISCONTINUED OPERATIONS

     Operations of the technology, training and IT recruitment divisions have been reported as discontinued for the years ended December 31, 2006 and 2005.

     There was no revenue from discontinued operations for the years ended December 31, 2006 or 2005. For the year ended December 31, 2006, there was income from discontinued operations of $30,000 related to credits on various accounts payables or tax liabilities. For the year ended December 31, 2005, there was income from discontinued operations of $20,000 related to credits on various accounts payables or tax liabilities.

     The following table presents the revenues, income (loss) from operations and other components attributable to the discontinued operations of the technology, training and IT recruitment divisions:

                                                                              2006                    2005
                                                                              ----                    ----
     Revenues                                                                   --                      --

     Income from operations before income taxes                              5,557                   2,596

     Recovery of income taxes                                              (20,975)                (19,182)
                                                                          --------                --------

     Income from discontinued operations                                    26,532                  21,778
                                                                            ======                  ======



17.    SCHEDULE OF NON-CASH ITEMS PER STATEMENT OF CASH FLOW

     The Company issued common shares and warrants for the following:

                                                                              2006                    2005
                                                                              ----                    ----
                                                                                 $                       $
     Common stock and warrants issued for
     liabilities and services                                              249,624                  98,057
     Common stock issued for investment                                    763,000                      --
     Preferred stock issued for investment                                 699,687                      --
                                                                           -------                  ------
                                                                         1,712,311                  98,057
                                                                         =========                  ======



18.     SEGMENTED INFORMATION

     a) Revenue and Gross Profit by Geographic Area
                                                                              2006                    2005
                                                                              ----                    ----
                                                                                 $                       $
     Revenue
       Canada                                                            1,704,241               1,792,080
       United States of America                                         11,799,571              11,483,038
                                                                        ----------              ----------
                                                                        13,503,812              13,275,118
                                                                        ==========              ==========
     Gross Profit
       Canada                                                              645,969                 384,181
       United States of America                                          3,637,837               3,840,399
                                                                         ---------               ---------
                                                                         4,283,806               4,224,580
                                                                         =========               =========

     b) Net Loss by Geographic Area
                                                                              2006                    2005
                                                                              ----                    ----
                                                                                 $                       $
     Canada                                                            (1,174,598)             (1,798,414)
     United States of America                                          (3,683,115)             (1,036,892)
                                                                       -----------             -----------
                                                                       (4,857,713)             (2,835,306)
                                                                       ===========             ===========


     c)   Identifiable Assets by Geographic Area
                                                                              2006                    2005
                                                                              ----                    ----
                                                                                 $                       $
     Canada                                                                606,087                 811,119
     United States of America                                            5,043,290               4,641,133
                                                                         ---------               ---------
                                                                         5,649,377               5,452,252
                                                                         =========               =========

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




     d) Revenues from Major Customers and Concentration of Credit Risk

     The consolidated entity had the following revenues from major customers:

     For the year ended December 31, 2006, one customer had sales of $1,379,580, representing approximately 10% of total revenue.

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

                                                          2006           2005
                                                          ----           ----
                                                             $              $
     NUMERATOR
     Income (loss) from continuing operations       (4,884,245)    (2,857,084)

     Income  from discontinued operations               26,532         21,778
                                                        ------         ------

     Net income (loss)                              (4,857,713)    (2,835,306)
                                                   ===========    ===========

     DENOMINATOR
     Weighted Average common stock outstanding*      7,372,826      4,369,147
                                                     =========      =========

     Basic and diluted loss per common share from
     continuing operations                               (0.66)         (0.65)
                                                        ======         ======

     Basic and diluted loss per common share after
     discontinued operations                             (0.66)         (0.65)
                                                        ======         ======


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

     * Adjusted for reverse split of Company's stock (1:5,000) on June 29, 2005


20.    COMMITMENTS AND CONTINGENCIES

a) Lease Commitments

     Minimum payments under operating leases for premises occupied by the Company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at December 31, 2006, for the next five years are as follows:

                     2007         343,427
                     2008         213,256
                     2009         140,471
                     2010          99,112
                     2011              --
                                  -------
                                  796,266
                                  =======

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)


     The lease commitments do not include an operating lease for premises in New York that the Company sub leased to Thinkpath Training LLC, the purchaser of the United States training division. Thinkpath Training LLC is a non-related company and its principal officer is the daughter of the Company's Chief Executive Officer, Declan French.

     In April 2006, the Company was notified by the purchaser that they had failed to meet their rent obligations and had accumulated rent arrears of approximately $80,000. The lessor filed a claim against Thinkpath Training LLC, the sub tenant, and the Company demanding that the rent arrears be paid and the premises vacated immediately. On June 1, 2006, a default judgment was awarded to the lessor and entered against the Company. On July 7, 2006, the Company's motion to vacate the default judgment was denied. On July 27, 2006, the court agreed to the Company's motion to renew and reargue its prior motion seeking to vacate the default judgment on August 23, 2006. Upon reargue on September 7, 2006, the court vacated the judgment and dismissed the petition. On September 21, 2006, the Company received notice from the landlord demanding payment of the current arrears of approximately $360,000 in unpaid rent and additional charges and its intent to commence legal proceedings against the Company in the event that such payment is not made. In March 2007, the Lessor filed a motion for summary judgment. The Company was granted an extension until May 2007, to have a hearing on this motion. The Company continues to defend this claim vigorously, although it is also working to reach a settlement with the Lessor. At December 31, 2006, the Company has accrued $100,000 related to this claim.

     The lease commitments do not include an operating lease for premises located in the Brampton, Ontario that were vacated in February 2007. The Company has not made any payments on this lease since November 2006 and will attempt to negotiate a settlement with the landlord for early termination. The Company may be liable for a lease balance of $173,913 which expires April 2008. The Company relocated its Canadian operations to Toronto, Ontario and entered a short-term sub lease which expires June 30, 2007 with an option to renew for an indeterminate period. At December 31, 2006 the Company has accrued $45,000 in rent expense to cover the period from November 2006 until February 2007.

     In February 2007, the Company provided the landlord of its Cincinnati office the required 120 days notice of its intent to terminate the lease.

     In connection with the amendments to the revolver facility and term note pursuant to the Omnibus Amendment No. 2 and Omnibus Amendment No.3, as disclosed in notes 10 and 12, Laurus charged the Company transaction fees of $5,250 and $12,250 respectively.

     In connection with the term sheet executed with Trafalgar Capital (note
     21), the Company paid a structuring fee of $10,000 on April 10, 2007. Upon closing, the Company must pay an additional structuring fee of $10,000, a due diligence fee of $7,500 and a transaction fee of 2,000,000 shares of the Company's common stock, no par value.

     b) On November 3, 2005, the Company terminated the service agreement of the vendors of TBM Technologies Inc., acquired on January 17, 2005, for what it believes is a material breach of the agreement by the vendors. The vendors are seeking termination pay from the Company in the amount of approximately $40,000. The Company has filed a counterclaim for losses suffered as well as jeopardy to its reputation by the actions of the vendors. The Company has not accrued any costs related to this claim.

     c) The Company is party to various lawsuits arising from the normal course of business and its restructuring activities. No material provision has been recorded in the accounts for possible losses or gains. Should any expenditure be incurred by the Company for the resolution of these lawsuits, they will be charged to the operations of the year in which such expenditures are incurred.


21.    SUBSEQUENT EVENTS

     On February 28, 2007, the Company executed an Omnibus Amendment No. 2 with Laurus Master Fund, Ltd., whereby Laurus agreed to postpone the March 2007 through to August 2007 principal payments on the Term Note with the postponed principal to be amortized equally over the remaining term of the loan beginning September 1, 2007. In addition, the over advance was increased to $1,690,000 and the stated amount of the revolver note was increased to $3,650,000. In consideration of these modifications, the Company issued 2,426,870 common stock purchase warrants to Laurus with an exercise price of $0.01 per share expiring on February 28, 2027. The agreement also amended the exercise price of the options issued in June 2005 and the warrants issued in June 2006 from $0.0001 to $0.01. Pursuant to this amendment, Laurus charged a transaction fee of $5,250.

     On March 21, 2007, the Company executed an Omnibus Amendment No. 3 with Laurus whereby the revolver note was increased to $4,000,000. Any principal indebtedness outstanding on the revolver in excess of $3,650,000 will bear interest at an annual rate equal to The Wall Street Journal prime rate plus 23% ("contract rate") but never less than 8%. Pursuant to this amendment, Laurus charged a transaction fee of $12,250.

THINKPATH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)




     On March 30, 2007, the Company executed an Omnibus Amendment No. 4 with Laurus whereby the expiration date of the warrants issued in January 2006 were amended from January 26, 2012 to January 26, 2026.

     On April 5, 2007, the Company signed a term sheet with Trafalgar Capital Specialised Investment Fund of Luxembourg-Strassen to raise a minimum of $1,000,000 to a maximum of $8,000,000 through an offering of convertible debt. The Company will issue a series of 12% Convertible Promissory Notes convertible into common shares pursuant to Regulation `S" at a 10% discount to the lowest of the daily volume weighted average price during the preceding 10 days. The first tranche of $330,000 is anticipated to close at the end of April 2007, the proceeds of which will be used for working capital.


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


23.    COMPARATIVE FIGURES

     Certain figures in the December 31, 2005 financial statements have been reclassified to conform to the basis of presentation used at December 31, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants.


ITEM 8A. CONTROLS AND PROCEDURES

The Company's management is responsible for establishing and maintaining an adequate level of internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

- Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

In connection with the audit of the Company's financial statements for the year ended December 31, 2006 (the "Evaluation Date"), the Company's chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of the Evaluation Date, and have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by the Company in the reports it submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to its chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

There have been no changes in the Company's internal control over financial reporting during the period ended December 31, 2006 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


Our officers and directors, and further information concerning each of them, are as follows as at December 31, 2006:

                                    POSITION WITH                POSITION
NAME                     AGE        THE COMPANY                  HELD SINCE
----                     ---        -----------                  ----------

Declan A. French         62         Chairman of the Board of          1994
                                    Directors, Chief Executive
                                    Officer

Kelly Hankinson          36         Chief Financial Officer           2000
                                    Secretary/Treasurer

Robert Trick             42         President and Chief Operating     2005
                                    Officer

Lloyd MacLean            52         Director                          2003

Patrick Power            45         Director                          2004


David Barnes             64         Director                          2005


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

ROBERT TRICK was promoted to President and Chief Operating Officer on June 1, 2005. Prior to this, Mr. Trick served as our Vice President, Operations and Business Development since 2003. Mr. Trick has been with the Company (CadCam Inc.) since 1986 and built and developed our Indiana region. Mr. Trick holds a Bachelor of Science degree in Mechanical Engineering Technology from the University of Dayton.

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

DAVID BARNES was appointed as a director on September 28, 2005. Mr. Barnes serves as the Financial Expert on the Audit Committee of the Board of Directors. Mr. Barnes is currently Chief Financial Officer of Cyber Defense Systems, Inc.
(CYDF) and Neah Power Systemse Inc, (NPWS) and was a Director and Chief Financial Officer of American United Global (SLTN) from April 1996 until July 2006. Mr. Barnes sits on the board of several non-related companies as Audit Committee Chairman and Financial Expert. Mr. Barnes previously served as COO/CFO of several other companies on both a full time and consultative basis including, Nextron, Beefsteak Charlies, American Complex Care, Legend Foods, Intelcom Data Systems, and Superior Care, Inc.

On February 1, 2007, Patrick Power resigned as a director of the Company, which resignation was accepted in a resolution adopted during the February 2, 2007 meeting of the Board of Directors. Mr. Power had also served on the Company's Compensation and Audit Committees. Also during the February 2, 2007 meeting of the Board of Directors, Blair Taylor was appointed as a director, to serve as such until the next annual meeting of the shareholders for the purpose of filling the vacancy on the Board of Directors created by Mr. Power's resignation.

Mr. Taylor's expertise covers the entire financial management spectrum with special emphasis on the Financial Services Industry. Mr. Taylor served as a Director of the Thinkpath from 1999 to 2000. Mr. Taylor was the Chief Administrative Officer of Baystreetdirect.com from 2000 to 2001 and was Chief Financial Officer of Phoenix Research and Trading Corporation from 1999 to 2000 where he also served as Director of Finance and Operations from 1997 to 1999. Mr. Taylor has held various senior positions with CIBC World Markets from 1992 to 1997, including Managing Director, Global Business Manager for Interest Rates and Managing Director, Business Manager for Institutional Equities. He holds a Bachelor of Mathematics (Honors in Computer Science) from the University of Waterloo in Ontario, Canada and is a member of the Canadian Institute of Chartered Accountants.


COMMITTEES OF THE BOARD OF DIRECTORS

In July 1998, our Board of Directors formalized the creation of a Compensation Committee, which is currently comprised of Lloyd MacLean and David Barnes. The Compensation Committee has: (i) full power and authority to interpret the provisions of, and supervise the administration of, our 1998, 2000, 2001, 2002 and 2005 Stock Option Plans as well as any stock option plans adopted in the future; and (ii) the authority to review all compensation matters. The Compensation Committee is responsible for developing compensation policies for senior management and executive officers. The primary objective of these policies is to attract, maintain, and motivate our employees. The policies are intended to link an employee's compensation to his or her performance, and that the grant of stock options and other awards related to the price of the shares of our common stock will be used in order to make an employee's compensation consistent with shareholders' gains. Salaries have been set competitively relative to the engineering services industry and individual experience and performance have been considered in setting such salaries.

In July 1998, our Board of Directors also formalized the creation of an Audit Committee, which is currently comprised of Lloyd MacLean and David Barnes. Each of Messrs. MacLean and Barnes are "independent" under the rules of the Nasdaq Stock Market and Rule 10A-3(b)(1) under the Securities Exchange Act, and Mr. Barnes qualifies as an "audit committee financial expert" under the requirements of the SEC. The Audit Committee is charged with reviewing the following matters and advising and consulting with the Board of Directors with respect thereto:
(i) the preparation of the Company's annual financial statements in collaboration with the Company's chartered accountants; (ii) annual review of the Company's financial statements and annual reports; and (iii) all contracts between the Company and the Company's officers, directors and other of the Company's affiliates. The Audit Committee, like most independent committees of public companies, does not have explicit authority to veto any actions of our entire Board of Directors relating to the foregoing or other matters; however, the Company's senior management, recognizing their own fiduciary duty to the Company and the Company's shareholders, is committed not to take any action contrary to the recommendation of the Audit Committee in any matter within the scope of its review.

We have also established an Executive Committee, comprised of our Chief Executive Officer, Declan French, our Chief Financial Officer, Kelly Hankinson, and our President, Robert Trick. The Executive Committee is charged with strategic planning, the exchange of information on industry trends and the promotion of "best practices" among the Company's business units.

During the year ended December 31, 2006 the Board of Directors met 4 times on the following dates: April 17, 2006, May 15, 2006, August 18, 2006 and November 20, 2006 at which all of the directors were present; and acted by written consent in lieu of a meeting 5 times on the following dates: June 21, 2006, June 29, 2006, June 30, 2006, July 12, 2006 and November 14, 2006. During the year ended December 31, 2006, the Compensation Committee met on November 14, 2006 and the Audit Committee met on April 17, 2006 and the Executive Committee met monthly.

BOARD AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2006 with management and has received the written disclosures and the letter from Schwartz Levitsky Feldman llp, the Company's independent auditors, required by Independence Standards Board Standard No. 1 (Independent Discussions with Audit Committee). The Audit Committee has also discussed with Schwartz Levitsky Feldman llp the Company's audited financial statements for the fiscal year ended December 31, 2006, including among other things the quality of the Company's accounting principles, the methodologies and accounting principles applied to significant transactions, the underlying processes and estimates used by management in its financial statements and the basis for the auditor's conclusions regarding the reasonableness of those estimates, and the auditor's independence, as well as the other matters required by Statement on Auditing Standards No. 61 of the Auditing Standards Board of the American Institute of Certified Public Accountants.

Based on these discussions with Schwartz Levitsky Feldman llp and the results of the audit of the Company's financial statements, the Audit Committee members recommended unanimously to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The members of the Audit Committee are Lloyd MacLean and David Barnes. Each of the above named Audit Committee members is an independent director as defined by Rule 4200 (a)(15) of the National Association of Securities Dealers, Inc.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Board of Directors has a Compensation Committee comprised of Lloyd MacLean and David Barnes who are each independent pursuant to Rule 4200 (a)(15) of the National Association of Securities Dealers, Inc.

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

CASH COMPENSATION. In determining its recommendations for adjustments to officers' base salaries for Fiscal 2006, we focused primarily on the scope of each officer's responsibilities, each officer's contributions to Thinkpath's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by the Board for that year, our assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of our financial position. In certain situations, relating primarily to the completion of important transactions or developments, we may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to Thinkpath of the transaction or development.

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

RESPECTFULLY SUBMITTED:

BY THE MEMBERS OF THINKPATH'S COMPENSATION COMMITTEE
LLOYD MACLEAN AND DAVID BARNES

INDEMNIFICATION OF OFFICERS AND DIRECTORS
Our by-laws provide that the Company shall indemnify to the fullest extent permitted by Canadian law, our directors and officers (and former officers and directors). Such indemnification includes all costs and expenses and charges reasonably incurred in connection with the defense of any civil, criminal or administrative action or proceeding to which such person is made a party by reason of being or having been the Company's officer or director if such person was substantially successful on the merits in his or her defense of the action and he or she acted honestly and in good faith with a view to the Company's best interests, and if a criminal or administrative action that is enforced by a monetary penalty, such person had reasonable grounds to believe his or her conduct was lawful.

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

CODE OF ETHICS DISCLOSURE COMPLIANCE
As of December 31, 2006, the Company has not adopted a Code of Ethics for Financial Executives, which include our Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Subsequent to December 31, 2006, the Company has begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission.



ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by us during each of the last two fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended December 31, 2006:


SUMMARY COMPENSATION TABLE

-------------- ------- ---------- --------- -------- ------------- -------------- -------------- -------------- ---------
                                                                                  Non-qualified
                                                                      Non-Equity       Deferred
                                                                       Incentive   Compensation
Name &                                      Stock          Option           Plan       Earnings      All Other
Principal                 Salary     Bonus   Awards        Awards   Compensation            ($)   Compensation     Total
Position        Year         ($)       ($)      ($)           ($)            ($)                           ($)       ($)
-------------- ------- ---------- --------- -------- ------------- -------------- -------------- -------------- ---------

Declan A.
French, CEO
                2006     176,000   100,000       --            --             --             --     59,000 (1)   335,000
                2005     165,000   100,000       --   288,000 (2)             --             --     49,000 (3)   602,000
-------------- ------- ---------- --------- -------- ------------- -------------- -------------- -------------- ---------

Kelly
Hankinson,
CFO             2006     150,000    10,000       --            --             --             --      5,000 (4)   165,000
                2005     150,000    10,000       --    24,000 (5)             --             --      5,000 (6)   189,000
-------------- ------- ---------- --------- -------- ------------- -------------- -------------- -------------- ---------

Robert
Trick,
President       2006     170,000        --       --            --             --             --     19,000 (7)   189,000
                2005     170,000    36,000       --    24,000 (8)         10,000             --     19,000 (9)   259,000
-------------- ------- ---------- --------- -------- ------------- -------------- -------------- -------------- ---------

(1) This includes $6,000 in club dues, $23,000 in auto allowance and $30,000 in insurance premiums.
(2) This represents 1,200,000 options issued to Mr. French under the 2005 Stock Option Plan on November 22, 2005 at an exercise price of $0.24 which vest immediately and expire in ten years from the date of issuance.
(3) This includes $5,000 in club dues, $22,000 in auto allowance and $22,000 in insurance premiums.
(4)  This includes $5,000 in auto allowance.
(5) This represents 100,000 options issued to Ms. Hankinson under the 2005 Stock Option Plan on November 22, 2005 at an exercise price of $0.24 which vest immediately and expire in ten years from the date of issuance.
(6)  This includes $5,000 in auto allowance.
(7) This includes $1,000 in dues, $8,000 in auto allowance and $10,000 in insurance premiums.
(8) This represents the number of options issued to Mr. Trick under the 2005 Stock Option Plan on November 22, 2005 at an exercise price of $0.24 which vest immediately and expire in ten years from the date of issuance.
(9) This includes $1,000 in dues, $8,000 in auto allowance and $10,000 in insurance premiums.

EMPLOYMENT AGREEMENTS


On November 15, 2006 we entered into an extension and amendment of the employment agreement between the Company and Declan A. French whereby he will continue to serve as our Chairman of the Board and Chief Executive Officer for a period of two years commencing November 28, 2006. The agreement shall continue upon a year-to-year basis unless terminated by either the company or Mr. French upon ninety days written notice and may be amended by the Compensation Committee of the Board of Directors as it deems necessary. Under the terms of the agreement, Mr. French will be paid a base salary of $200,000 and is eligible for a minimum bonus of $100,000 determined by the company's EBITDA (earnings before interest, taxes, depreciation and amortization) as a percentage of annual gross revenue. In the event of a change in control of the company, all stock options and warrants held by Mr. French shall become vested, accelerate and become immediately exercisable. In addition, we will be required to issue a number of shares of our common stock as equal to the lesser of 19% of the issued and outstanding or such number of shares as divided by $500,000. All shares issued to Mr. French under the terms of his employment agreement will have demand registration rights subject to the agreement of any senior lender with similar rights. Upon termination of the agreement for any reason other than for cause, Mr. French will be entitled to receive an amount equal to three years salary. During the year ended December 31, 2006, Mr. French was paid total compensation of $335,000 including $176,000 salary, $100,000 bonus and $59,000 in other compensation including club dues, auto allowance and insurance premiums. During the year ended December 31, 2005, Mr. French was paid total compensation of $602,000 including $165,000 salary, $100,000 bonus, $288,000 in options and
$49,000 in other compensation including club dues, auto allowance and insurance premiums.

On March 1, 2001, the Company entered into an employment agreement with Kelly Hankinson whereby she will serve as Chief Financial Officer. The agreement is for an indeterminate period of time and may be amended by the Compensation Committee of the Board of Directors as it deems necessary. In the event Ms. Hankinson is terminated for any reason, including but not limited to, the acquisition of Thinkpath, Ms. Hankinson shall be entitled to a severance payment equal to one year's salary. During the year ended December 31, 2006, Ms. Hankinson was paid total compensation of $165,000 including $150,000 salary, $10,000 bonus and $5,000 in other compensation including auto allowance. During the year ended December 31, 2005, Ms. Hankinson was paid total compensation of $189,000 including $150,000 salary, $10,000 bonus, $24,000 in options and $5,000 in other compensation including auto allowance.

During the year ended December 31, 2006, Robert Trick, the Company's President and Chief Operating Officer was paid a base salary of $170,000. Mr. Trick was also paid $19,000 in other compensation including club dues, auto allowance and insurance premiums. During the year ended December 31, 2005, Mr. Trick was paid a base salary of $170,000 and commissions of $10,000. Pursuant to his 2005 Compensation Agreement, Mr. Trick was also entitled to a cash bonus of $36,000 or 5% of every EBIT dollar exceeding $750,000 associated to the US operations. Mr. Trick was also paid $24,000 in options and $19,000 in other compensation including club dues, auto allowance and insurance premiums.

No other officer or director has an employment contract with the Company.

COMPENSATION OF DIRECTORS

The following table sets forth certain information regarding compensation paid by us to our directors during the year ended December 31, 2006:


DIRECTOR COMPENSATION

------------------------- ----------- ----------- ------------- --------------- -------------- --------------- ---------

                                                                                Non-qualified
                                                                    Non-Equity       Deferred
                          Fees                                       Incentive   Compensation
                          Earned or   Stock                               Plan       Earnings       All Other
                          Paid in     Awards ($)        Option    Compensation            ($)    Compensation     Total
Name                       Cash ($)                 Awards ($)             ($)                            ($)       ($)
------------------------- ----------- ----------- ------------- --------------- -------------- --------------- ---------
------------------------- ----------- ----------- ------------- --------------- -------------- --------------- ---------

Declan A. French (1)              --          --            --              --             --              --        --

------------------------- ----------- ----------- ------------- --------------- -------------- --------------- ---------
------------------------- ----------- ----------- ------------- --------------- -------------- --------------- ---------

Lloyd MacLean              16,000(2)          --            --              --             --              --    16,000

------------------------- ----------- ----------- ------------- --------------- -------------- --------------- ---------
------------------------- ----------- ----------- ------------- --------------- -------------- --------------- ---------

Patrick Power               5,000(3)          --            --              --             --              --     5,000

------------------------- ----------- ----------- ------------- --------------- -------------- --------------- ---------
------------------------- ----------- ----------- ------------- --------------- -------------- --------------- ---------

David Barnes               16,000(4)   68,000(5)            --              --             --              --    84,000
------------------------- ----------- ----------- ------------- --------------- -------------- --------------- ---------
------------------------- ----------- ----------- ------------- --------------- -------------- --------------- ---------

------------------------- ----------- ----------- ------------- --------------- -------------- --------------- ---------


(1) Directors who receive a salary from the Company shall not be entitled to receive any additional compensation for their services as a member of the Company's Board of Directors.
(2) At December 31, 2006, $4,000 of this amount was unpaid and included in the Company's accounts payable.
(3) At December 31, 2006 this amount was unpaid and included in the Company's accounts payable.
(4) At December 31, 2006, $5,000 of this amount was unpaid and included in the Company's accounts payable.
(5) On July 21, 2006, the Company issued 200,000 shares of its common stock, no par value to Mr. Barnes.


We reimburse directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.


STOCK OPTION PLANS

Our Board of Directors and shareholders have approved the adoption of the 1998, 2000, 2001, 2002 and 2005 Stock Option Plans. Under the plans, a total of 2,001,674 options were authorized to be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. At December 31, 2006, 1,839,572 options were outstanding and 162,102 options were available for future grant.

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


On December 12, 2005, we issued 25,000 options at an exercise price of $.27 per share to Mr. Tom Luther, Vice President Sales, under the 2005 Stock Option Plan. The options vested immediately and were to expire in 2015. These options were forfeited upon Mr. Luther's termination in April 2006.

There are no outstanding equity awards for executive officers or directors related to the fiscal year December 31, 2006.

CONSULTING AGREEMENTS

In March 2006, we entered into a non-exclusive buyer's fee agreement with Leventis Investments related to the acquisition of The Multitech Group Inc. Pursuant to the agreement, Leventis was entitled to a fee of $190,000 payable as follows: two-thirds in cash with $75,000 on closing, $25,000 due on September 1, 2006 and $27,000 due on December 1, 2006; and one-third in shares of our common stock. On June 30, 2006, we issued 316,563 shares of our common stock, no par value per share for total consideration of $63,000. As at December 31, 2006, our accounts payable included $52,000 in fees owing to Leventis Investments representing the September and December payments which were not paid due to cash flow constraints.

On July 1, 2006, we entered into an agreement with Financial Media Relations, LLC (FMR), a California company, for the purpose of developing and implementing a marketing and investor relations program and the provision of business development and strategic advisory services. The term of the agreement is six months beginning July 1, 2006 and included a monthly cash fee of $5,000. Pursuant to the agreement, we issued 162,000 shares of our common stock, no par value, with "piggyback" registration rights. Subsequent to December 31, 2006, the Company notified FMR that it was terminating the contract and canceling the 162,000 shares for FMR's failure to deliver any services.

On July 7, 2005, we entered into an agreement with FMR for the purpose of developing and implementing a marketing and investor relations program and the provision of business development and strategic advisory services. The term of the agreement was twelve months at a cost of $20,500 on execution and $12,500 per month thereafter. In addition, we issued 100,000 shares of common stock, no par value per share, and warrants to purchase 500,000 shares of common stock exercisable at $0.41 per share and 100,000 shares of common stock, no par value per share, exercisable at $1.20 per share. The warrants shall be exercisable for a period of two years, shall vest immediately and be deemed earned upon issuance, and all warrants shall have "piggyback" registration rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 16, 2007, the names and beneficial ownership of the Company's common stock beneficially owned, directly or indirectly, by: (i) each person who is a director or executive officer of the Company; (ii) all directors and executive officers of the Company as a group; and (iii) all holders of 5% or more of the outstanding shares of the common stock of the Company:


Name and Address of                  Amount and Nature of   Percentage of Shares
Beneficial Owner (1)             Beneficial Ownership (2)            Outstanding

Declan A. French                    2,133,681  (3)                    19%
Kelly Hankinson                       100,000  (4)                     1%
Robert Trick                          100,000  (5)                     1%
Lloyd MacLean                          50,000  (6)                     *%
Patrick Power                          10,000  (7)                     *
David Barnes                          200,000  (8)                     2%
Laurus Master Fund, Ltd.             8,157,866 (9)                    45%
Cecelia and John Kennedy            4,065,820  (10)                   41%
Financial Media Relations, LLC         700,000 (11)                    7%

All Directors and Officers as a
Group (6 persons) (3 - 8)            2,593,681                        23%

(1) Except as set forth above, the address of each individual is 201 Westcreek Boulevard, Brampton, Ontario, Canada, L6T 5S6.
(2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books. We have been informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of April 16, 2007 or, 9,988,082 shares, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes 1,200,000 shares of common stock upon the exercise of options granted to Mr. French that are currently exercisable or exercisable within the next 60 days.
(4) Includes 100,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.
(5) Includes 100,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.
(6) Includes 50,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.
(7) Includes 10,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within the next 60 days.
(8) Includes 200,000 shares of common stock, no par value, issued July 21, 2006.

(9) Includes 1,050,000 common stock purchase warrants at an exercise price of $0.55 per share and 1,050,000 at an exercise price of $0.60 per share. The warrants vest immediately and expire on June 27, 2011. Also includes 500,000 common stock purchase warrants with an exercise price of $0.01 per share which expire on January 26, 2026. Also includes 1,810,674 common stock purchase warrants with an exercise price of $.01 per share which expire on June 30, 2016. Also includes 940,750 common stock purchase warrants with an exercise price of $0.23 per share which expire on November 15, 2013. Also includes 2,426,870 common stock purchase warrants with an exercise price of $0.01 per share which expire on February 28, 2007. Also includes 379,572 options to purchase shares of common stock, no par value per share, at an exercise price of $.01 per share. The options vest immediately and expire on June 27, 2015.
(10) Includes 2,863,811 shares of common stock, no par value, issued in consideration of $594,735 as part of the purchase price of The Multitech Group Inc. which was acquired by the Company on June 30, 2006. Also includes 1,202,009 shares of common stock, no par value, as repayment of an Officer's Loan in the amount of $249,624. Does not include 595 shares of Series D preferred stock issued for a total consideration of $594,735 as part of the purchase price of The Multitech Group Inc. The Series D preferred stock is convertible into common stock at the option of the holder, one year from issuance by dividing $594,735 by the market price of the Company's common stock prior to conversion.
(11) Includes 100,000 shares of common stock, no par value. Also includes 500,000 common stock purchase warrants exercisable at $0.41 per share and, 100,000 common stock purchase warrants exercisable at $1.20 per share. The warrants vest immediate and are exercisable for a period of two years.




                               Number of securities
                                  to be issued upon                         Number of securities
                                        exercise of      Weighted-average    remaining available
                               outstanding options,     exercise price of    for future issuance
                                warrants and rights  outstanding options,           under equity
                                                      warrants and rights     compensation plans
Equity compensation plans
approved by security holders
                                          1,839,572                 $0.19                162,102
Equity compensation plans not
approved by security holders                     --                    --                     --
Total

                                          1,839,572                 $0.19                162,102




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

ITEM 13. EXHIBITS

(a) Financial Statements. See pages F-1 through to F-31.

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

10.25 Employment Agreement between Thinkpath Inc. and Laurie Bradley dated January 29, 2001 (8)
10.26 Employment Agreement between Thinkpath Inc. and Tony French dated arch 1, 2001 (8)
10.27 Employment Agreement dated between Thinkpath Inc. and Kelly Hankinson dated March 1, 2001 (8)
10.28 Agreement between Thinkpath Inc. and entrenet(2) Capital Advisors, LLC dated November 5, 2001.
10.29 Agreement between Thinkpath Inc. and Olgivie Rothchild Inc. dated January 9, 2002 (8)
10.30   Agreement between Thinkpath Inc. and Dave Wodar dated January 15, 2002
        (8)
10.31 Consulting Agreement between Thinkpath Inc. and Mark Young dated June 24, 2002. (9)
10.32 Consulting Agreement between Thinkpath Inc. and George Georgiou dated June 24, 2002 (9)
10.33 Consulting Agreement between Thinkpath Inc. and Peter Benz dated October 1, 2002. (10)
10.34 Consulting Agreement between Thinkpath Inc. and George Furla dated October 1, 2002. (10)
10.35 Consulting Agreement between Thinkpath Inc. and Owen Naccarato dated October 1, 2002. (10)
10.36 Consulting Agreement between Thinkpath Inc. and Michael Rudolph dated October 1, 2002. (10)
10.37 Consulting Agreement between Thinkpath Inc. and Karim Souki dated October 1, 2002. (10)
10.38 Consulting Agreement between Thinkpath Inc. and Howard Schraub dated October 1, 2002. (10)
10.39 Agreement between Thinkpath Inc.and Declan French dated January 27, 2003. \ \ (11)
10.40 Agreement between Thinkpath Inc. and Rainery Barba dated February 12, 2003. (12)
10.41   Agreement between Thinkpath Inc. and Brainhunter.com dated June 27, 2003
        (13)
10.42   2005 Stock Option Plan (14)
10.43   Agreement between Thinkpath Inc. and Jeffrey Flannery dated May 26, 2004
        (15)
10.44 Share Purchase Agreement between Thinkpath Inc. and TBM Technologies Inc. dated December 23, 2004 (15)
10.45 First Amendment Agreement between Thinkpath Inc. and TBM Technologies Inc. dated January 24, 2005 (15)
10.46 Second Amendment Agreement between Thinkpath Inc. and TBM Technologies Inc. dated March 8, 2005 (15)
10.47 Receivable Discounting Facility Amendment between Thinkpath Inc. and Morrison Financial Services Limited dated January 18, 2005 (15)
10.48 Security Agreement between Thinkpath Inc. and Laurus Master Fund, Ltd. dated dated June 27, 2005 (16)
10.49 Letter of Engagement between Thinkpath Inc. and Financial Media Relations, LLC dated July 7, 2005 (18)
10.50 Amendment and Waiver between Thinkpath Inc. and Laurus Master Fund, Ltd. dated December 8, 2005 (17)
10.51 Second Overadvance Agreement between Thinkpath Inc. and Laurus Master Fund, Ltd. dated January 26, 2006 (18)
10.52 Letter of Engagement between Thinkpath Inc. and Financial Media Relations, LLC dated June 21, 2006 (18)
10.53 New Security Agreement between Thinkpath Inc. and Laurus Master Fund, Ltd. dated June 30, 2006.(19)
10.54 Agreement and Plan of Merger between Thinkpath Inc. and the Multitech Group Inc. dated June 30, 2006. (20)
10.55 Omnibus Amendment between Thinkpath Inc. and Laurus Master Fund, Ltd. dated November 15, 2006. (21)
10.56 Employment Agreement between Thinkpath Inc. and Declan French dated November 15, 2006. (21)
10.57 Resignation of Patrick Power from Thinkpath Inc.'s Board of Directors dated February 1, 2207. (22)
10.58 Omnibus Amendment between Thinkpath Inc. and Laurus Master Fund, Ltd. dated February 28, 2007. (23)

10.59 Omnibus Amendment between Thinkpath Inc. and Laurus Master Fund, Ltd. dated March 21, 2007. (24)
10.60 Reaffirmation Agreement between Thinkpath Inc. and Laurus Master Fund, Ltd. dated Narch 21, 2007. (24)
10.61 Omnibus Amendment between Thinkpath Inc. and Laurus Master Fund, Ltd. dated March 30, 2007. (24)
23      Consent of Schwartz, Levitsky, Feldman LLP, Independent Auditors (18)
31.     Rule 13a-14(a)/15d-14(a) Certifications.
32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*
32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

------
(1) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on May 26, 1999.
(2) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on October 1, 1999.
(3) Incorporated by reference to Thinkpath Inc.'s Proxy Statement on Form Def-14A filed on May 22, 2000.
(4) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on April 25, 2000.
(5) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form SB-2 filed on January 12, 2001.
(6) Incorporated by reference to Thinkpath Inc.'s Proxy Statement on Form Def-14A filed on May 21, 2001.
(7) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on March 21, 2002.
(8) Incorporated by reference to Thinkpath Inc., report on Form 10-KSB filed on April April 15, 2002
(9) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form S-8 filed on June 28, 2002
(10) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form S-8 filed on December 11, 2002
(11) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form S-8 filed on January 28, 2003.
(12) Incorporated by reference to Thinkpath Inc.'s Registration Statement on Form S-8 filed on February 14, 2003.
(13) Incorporated by reference to Thinkpath Inc.'s report on Form 10-K filed on April 14, 2004
(14) Incorporated by reference to Thinkpath Inc.'s Proxy Statement on Form DEF-14A filed on April 6, 2005.
(15) Incorporated by reference to Thinkpath Inc.'s report on Form 10-KSB filed on April 15, 2005
(16) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on July 1, 2005
(17) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on December 13, 2005
(18) Incorporated by reference to Thinkpath Inc.'s report on Form 10-KSB filed on April 17, 2006.
(19) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on July 10, 2006.
(20) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on July 11, 2006.
(21) Incorporated by reference to Thinkpath Inc.'s report on Form 10-QSB filed on November 20, 2006.
(22) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on February 6, 2007.
(23) Incorporated by reference to Thinkpath Inc.'s report on Form 8-K filed on March 8, 2007.
(24) Included herewith.






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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITORS

The following summarizes the fees paid to Schwartz Levitsky Feldman, LLP for the years ended December 31, 2006 and 2005:

                          2006          2005
-----------------------------------------------

Audit                   $82,000       $70,000
Tax                     $10,000       $ 6,000
ALL OTHER               $72,000       $29,000
-----------------------------------------------

TOTAL FEES             $164,000      $105,000
----------------------------------------------


       Schwartz Levitsky Feldman, LLP were engaged as our independent auditors in 1999. In connection with the audit of our annual financial statements for each of the fiscal years ended December 31, 2006 and 2005, we paid Schwartz Levitsky Feldman, LLP, $82,000 and $70,000 respectively.

       Tax fees are primarily attributable to various corporate tax planning activities and preparation of our tax returns for which we were billed by Schwartz Levitsky Feldman, LLP, $10,000 for the fiscal year ended December 31, 2006 and $6,000 for the fiscal year ended December 31, 2005.

         All other fees are attributable to quarterly reviews of the Company's Form 10Q-SB's, assistance with responses to SEC comment letters, audit of the acquisition company, and other miscellaneous services for which we were billed by Schwartz Levitsky Feldman, LLP, $72,000 and $29,000 respectively, for each of the fiscal years ended December 31, 2006 and 2005.

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

                                    Dated: April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ DECLAN A. FRENCH
---------------------------
Declan A. French (Principal Executive Officer)
Chairman and Chief Executive Officer
April 16, 2007



/S/ KELLY HANKINSON
--------------------------
Kelly Hankinson (Principal Accounting Officer)
Chief Financial Officer
April 16, 2007



/S/ LLOYD MACLEAN
---------------------------
Lloyd MacLean
Director
April 16, 2007



/S/ DAVID BARNES
---------------------------
David Barnes
Director
April 16, 2007



/S/ BLAIR TAYLOR
---------------------------
Blair Taylor
Director
April 16, 2007