Form 10QSB
period 2007-03-31
THINKPATH INC
filed 2007-05-21
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
                                       OR

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

       16 FOUR SEASONS PLACE, SUITE 215, TORONTO, ONTARIO, CANADA M9B 6E5
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (416) 622-5200
                               -------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

AS OF MAY 21, 2007 THERE WERE 6,010,262 SHARES OF COMMON
STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES | |     NO |X|

                                 THINKPATH INC.

                 MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
                                                                     Page Number


Item 1.  Financial Statements

             Interim Consolidated Balance Sheets as of March 31, 2007 and
             December 31, 2006.............................................. 4-5
             Interim Consolidated Statements of Operations for the three months
             ended March 31, 2007 and 2006..................................   6
             Interim Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2007 and the year ended
             December 31, 2006..............................................   7
             Interim Consolidated Statements of Cash Flows for the three months
             ended March 31, 2007 and 2006..................................   8
             Notes to Interim Consolidated Financial Statements............ 9-30

Item 2.  Management's Discussion and Analysis or Plan of Operation........ 31-46

Item 3.  Controls and Procedures............................................  46


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  46

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  47

Item 3.  Defaults Upon Senior Securities ...................................  47

Item 4.  Submission of Matters to a Vote of Security Holders ...............  47

Item 5.  Other Information .................................................  47

Item 6.  Exhibits and Reports on Form 8-K ..................................  47

         Signatures ........................................................  48

ITEM 1.  FINANCIAL STATEMENTS














                                 THINKPATH INC.


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2007

                        (AMOUNTS EXPRESSED IN US DOLLARS)



THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                       3/31/2007     12/31/2006
                                                       ---------     ----------
                                                               $              $

                                     ASSETS

CURRENT ASSETS
      Cash                                                68,265         114,041
      Accounts receivable (note 5)                     2,764,510       2,150,413
      Prepaid expenses                                   121,321         132,814
                                                       ---------      ----------

                                                       2,954,096       2,397,268

PROPERTY AND EQUIPMENT (note 6)                          546,342         590,283

GOODWILL (note 7)                                      2,359,318       2,359,318

OTHER ASSETS (note 8)                                    273,681         302,508
                                                       ---------      ----------
                                                       6,133,437       5,649,377
                                                       =========      ==========










          The accompanying notes are an integral part of these interim consolidated financial statements.



THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                       3/31/2007     12/31/2006
                                                     -----------    -----------
                                                               $              $

                                  LIABILITIES

CURRENT LIABILITIES
      Laurus revolving note (note 9)                   3,208,938      2,921,792
      Accounts payable (note 10)                       1,890,724      1,493,223
      Current portion of long-term debt (note 11)        940,662        824,709
                                                     -----------    -----------
                                                       6,040,324      5,239,724


      LONG-TERM DEBT (note 11)                           651,595        730,976
      CONVERTIBLE FINANCING - DERIVATIVES (note 9)       770,137        817,303
                                                     -----------    -----------

                                                       7,462,056      6,788,003
                                                     ===========    ===========
COMMITMENTS AND CONTINGENCIES (note 17)

                       STOCKHOLDERS' EQUITY (DEFICIENCY)


CAPITAL STOCK (note 12)                               42,266,530     42,266,530

DEFICIT                                              (42,565,783)   (42,376,656)

ACCUMULATED OTHER COMPREHENSIVE LOSS                  (1,029,366)    (1,028,500)
                                                     -----------    -----------
                                                      (1,328,619)    (1,138,626)
                                                     -----------    -----------
                                                       6,133,437      5,649,377
                                                     ===========    ===========








          The accompanying notes are an integral part of these interim consolidated financial statements.


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                        Three months ended March 31,
                                                               2007          2006
                                                          ---------     ---------
                                                                  $             $

REVENUE                                                   3,851,932     2,910,314

COST OF SERVICES                                          2,482,925     2,088,930
                                                          ---------     ---------
GROSS PROFIT                                              1,369,007       821,384
                                                          ---------     ---------
EXPENSES
      Administrative                                        664,985       605,426
      Selling                                               467,944       473,816
      Depreciation and amortization                         103,250        87,932
      Write down of property and equipment                    3,443          --
      Financing costs and mark-to-market adjustments          4,031      (124,208)
                                                          ---------     ---------
                                                          1,243,653     1,042,966
                                                          ---------     ---------

INCOME (LOSS) BEFORE INTEREST CHARGES AND INCOME TAXES      125,354      (221,582)

      Interest Charges                                      310,940       142,231
                                                          ---------     ---------
LOSS BEFORE INCOME TAXES                                   (185,586)     (363,813)

      Income Taxes (note 13)                                  3,541         7,843
                                                          ---------     ---------
NET LOSS                                                   (189,127)     (371,656)
                                                          =========     =========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
      OUTSTANDING BASIC AND DILUTED                       9,826,082     4,369,147
                                                          =========     =========
NET LOSS PER WEIGHTED AVERAGE COMMON STOCK
      BASIC AND DILUTED                                       (0.02)        (0.09)
                                                          =========     =========



          The accompanying notes are an integral part of these interim consolidated financial statements.



THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                  COMMON     PREFERRED                                                  ACCUMULATED
                                                   STOCK         STOCK         CAPITAL                                        OTHER
                                               NUMBER OF     NUMBER OF           STOCK                 COMPREHENSIVE  COMPREHENSIVE
                                                  SHARES        SHARES         AMOUNTS        DEFICIT           LOSS           LOSS
                                             --------------------------------------------------------------------------------------

Balance as of December 31, 2005                4,738,322                    40,486,219    (37,518,943)                     (949,673)
                                             ===========    ===========    ===========    ===========                   ===========

Net loss for the year                               --                            --       (4,857,713)    (4,857,713)

Other comprehensive loss, net of tax:
  Foreign currency translation adjustments                                                                   (78,827)       (78,827)
                                                                                                         -----------
Comprehensive loss                                                                                        (4,936,540)
                                                                                                         ===========

Common stock issued for acquisition            3,685,751                       763,000           --

Preferred stock issued for acquisition                              700        699,687           --

Common stock issued for services                 200,000                        68,000
                                                                                                 --

Accrued liabilities settled through the
issuance of common stock                       1,202,009                       249,624           --

                                             -----------    -----------    -----------    -----------                   -----------
Balance as of December 31, 2006                9,826,082            700     42,266,530    (42,376,656)                   (1,028,500)
                                             ===========    ===========    ===========    ===========                   ===========

Net loss for the period                             --                            --         (189,127)      (189,127)

Other comprehensive loss, net of tax:
  Foreign currency translation adjustments                                                                      (866)          (866)
                                                                                                         -----------

Comprehensive loss                                                                                          (189,993)
                                                                                                         ===========

                                             -----------    -----------    -----------    -----------                   -----------
Balance as of March 31, 2007                   9,826,082            700     42,266,530    (42,565,783)                   (1,029,366)
                                             ===========    ===========    ===========    ===========                   ===========







          The accompanying notes are an integral part of these interim consolidated financial statements.


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                                  $           $
Cash flows from operating activities
     Net loss                                              (189,127)   (371,656)

     Adjustments to reconcile net loss to net
      cash used in operating activities:
     Depreciation and amortization                          103,250      87,932
     Amortization of deferred financing costs               115,655     142,105
     Mark-to-market of derivatives                         (280,407)   (266,313)
     Loss on extinguishment of debt                         168,783        --
     Write down of property and equipment                     3,443        --
     Decrease (increase) in accounts receivable            (612,489)     31,172
     Decrease in prepaid expenses                            11,542      22,913
     Increase in accounts payable                           398,234     148,283
                                                           --------   ---------
     Net cash (used in) provided by operating activities   (281,116)   (205,564)
                                                           --------   ---------

Cash flows from investing activities
     Purchase of property and equipment                     (16,473)     (5,470)

     Net cash used in investing activities                  (16,473)     (5,470)
                                                           --------   ---------
Cash flows from financing activities
     Proceeds from revolving financing facility             318,888        --
     Proceeds from convertible financing facility              --       165,891
     Deferred financing costs incurred                      (17,500)       --
     Repayment of long-term debt                            (46,415)    (20,072)
                                                           --------   ---------
     Net cash provided by financing activities              254,973     145,819
                                                           --------   ---------
Effect of foreign currency exchange rate changes             (3,160)     38,134
                                                           --------   ---------
Net decrease in cash                                        (45,776)    (27,081)
Cash
     Beginning of year                                      114,041     123,056
                                                           --------   ---------
     End of year                                             68,265      95,975
                                                           ========   =========

SUPPLEMENTAL CASH ITEMS:
     Interest paid                                          310,940     142,231
                                                           ========   =========
     Income taxes paid                                        3,541       7,843
                                                           ========   =========






          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)


1.   MANAGEMENT'S INTENTIONS AND GOING CONCERN

     Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These conditions and events include significant recurring operating losses and working capital deficiencies. At March 31, 2007, the Company had a deficit of $42,565,783 and has suffered recurring losses from operations.

     With insufficient working capital from operations, the Company's primary source of cash is a $4,000,000 financing facility with Laurus Master Fund, Ltd. ("Laurus"). At March 31, 2007, the balance on the facility was $3,706,218 (note 9). The facility consists of a revolving line of credit based on 90% of eligible accounts receivable which matures on June 27, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3%.

     As at May 18, 2007, management's plans to mitigate and alleviate its operating losses and working capital deficiencies include:

          a)   Raise additional working capital via convertible debt
          b) Ongoing cost cutting measures as required to restore each office to profitability
          c) Continued focus on securing customers with high growth potential, such as those in the aerospace and defense industries;
          d) Complement organic growth with the acquisition of profitable engineering companies; and

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


     b) Principal Business Activities

     Thinkpath Inc. is an engineering services company which, along with its wholly-owned subsidiaries, Thinkpath US Inc. (formerly Cad Cam Inc.), Thinkpath Michigan Inc. (formerly Cad Cam of Michigan Inc.), Thinkpath Technical Services Inc. (formerly Cad Cam Technical Services Inc.) and The Multitech Group Inc. provides engineering, design, technical publications and staffing services to enhance the resource performance of clients. In addition, the Company owns 100% (unless otherwise noted) of the following companies which are currently inactive: Systemsearch Consulting Services Inc., International Career Specialists Ltd., Microtech Professionals Inc., E-Wink Inc. (80%), Thinkpath Training Inc. (formerly ObjectArts Inc.), Thinkpath Training US Inc. (formerly ObjectArts US Inc.), TidalBeach Inc. and TBM Technologies Inc.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     The outstanding options and warrants as detailed in note 12 were not included in the computation of the diluted earnings per common share as the effect would be anti-dilutive. The earnings per share calculation (basic and diluted) does not include any common stock for common stock payable, as the effect would be anti-dilutive.


     i) Revenue

     The Company recognizes revenue under engineering service contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collection of the contract price is considered probable and can be reasonably estimated. Revenue is earned under time-and-materials, fixed-price and cost-plus contracts.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



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

     In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140". This statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates;
     (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method-Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method-Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)




     3.      STOCK OPTION PLANS


                                                                              WEIGHTED AVERAGE
                                                                   OPTIONS      EXERCISE PRICE
                                                                   -------      --------------

     a)  Options outstanding at December 31, 2005                1,864,659                $.19
                                                                 =========
          Options forfeited during the year                       (25,000)               $0.27
          Options expired during the year                             (87)              $3,470
          Options granted during the year                               --
                                                                        --
          Options outstanding at December 31, 2006               1,839,572                $.19
                                                                 =========
          Options forfeited during the period                           --
          Options expired during the period                             --
          Options granted during the period                             --
                                                                        --
          Options outstanding at March 31, 2007                  1,839,572                $.19
                                                                 =========


          Options exercisable December 31, 2006                  1,839,572                $.19
          Options exercisable March 31, 2007                     1,839,572                $.19
          Options available for future grant December 31, 2006     162,102
          Options available for future grant March 31, 2007        162,102



     b) Range of Exercise Prices at March 31, 2007

              OUTSTANDING    WEIGHTED AVERAGE        OPTIONS   WEIGHTED AVERAGE
                  OPTIONS      REMAINING LIFE    EXERCISABLE     EXERCISE PRICE
                  -------      --------------    -----------   ----------------


     $0.01      1,839,572                8.57     1,839,572               $0.19



     c) Change in Accounting Policy and Pro-forma net income

     At December 31, 2006, the Company has five stock-based employee compensation plans, which are described more fully in note 12(d). Effective January 1, 2006, the Company's plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

     Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

     There was no stock compensation expense for employee options recorded under FAS 123(R) in the Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006. There was no stock compensation expense for employee options recorded under APB No. 25 in the Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006.

     The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R) and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees" ("EITF 96-18").

     There was no stock compensation expense related to non-employee options for the three months ended March 31, 2007 and 2006.

     On February 28, 2007, the exercise price of 379,572 options issued to Laurus Master Fund, Ltd on June 27, 2005 was amended from $.0001 to $0.01 per share. The options are exercisable at any time and in any amount and expire on June 27, 2015.

     There have been no options granted since 2005.


4.     ACQUISITIONS

     On June 30, 2006, the Company acquired The Multitech Group Inc. (TMG), an engineering services firm located in New Jersey, effective April 1, 2006. The purchase price of $2,798,750 was based on five times the audited 2005 EBIT of TMG and was payable as follows: thirty percent in cash for a total of $839,625; twenty per cent in a two year subordinated note of $559,750 bearing annual interest at US prime, payable quarterly and guaranteed by the Company; twenty-five per cent in the Company's common shares for a total consideration of $699,688 or 3,369,188 common shares; and, twenty-five per cent in the Company's preferred shares for a total consideration of $669,688 or 700 preferred shares which will be convertible into common shares after June 30, 2007. The acquisition was accounted for by the purchase method and the operations have been included in the consolidated operations from April 1, 2006.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)




5.     ACCOUNTS RECEIVABLE
                                                    3/31/07            12/31/06
                                                    -------            --------
                                                          $                   $
     Accounts receivable                          2,965,542           2,366,916
     Less:  Allowance for doubtful accounts       (201,032)           (216,503)
                                                  ---------           ---------
                                                  2,764,510           2,150,413
                                                  =========           =========

     Allowance for doubtful accounts
     Balance, beginning of period                   216,503             201,876
     Provision                                        5,921              92,662
     Recoveries                                    (21,392)            (78,035)
                                                   --------            --------
     Balance, end of period                         201,032             216,503
                                                    =======             =======



6.      PROPERTY AND EQUIPMENT

                                                                 3/31/07                         12/31/06
                                                    ----------------------------------------    ----------

                                                                   ACCUMULATED
                                                         COST     AMORTIZATION          NET           NET
                                                            $                $            $             $
     Furniture and equipment                          215,002          161,563       53,439        56,997
     Computer equipment and software                4,015,605        3,533,198      482,407       518,130
     Leasehold improvements                            45,091           34,595       10,495        15,156
     Automobile                                        43,425           43,425           --            --
                                                       ------           ------      -------       -------
                                                    4,319,123        3,772,781      546,342       590,283
                                                    =========        =========      =======       =======

     Property and equipment
      under capital lease included in the above       126,092           97,008       29,084        37,105
                                                      =======           ======       ======        ======


     Amortization of property and equipment for the three months ended March 31, 2007 amounted to $56,894, including amortization of property and equipment under capital lease of $8,022.

     Amortization of property and equipment for the year ended December 31, 2006 amounted to $312,189, including amortization of property and equipment under capital lease of $25,759.



7.      GOODWILL

     Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                                               3/31/07     12/31/06
                                                                               -------     --------
                                                                 ACCUMULATED
                                                  ACCUMULATED     IMPAIRMENT
                                           COST  AMORTIZATION         LOSSES         NET          NET
                                      ---------- ------------- -------------- ---------- ------------
                                              $             $              $          $            $
     Technical Publications &
     Engineering (Thinkpath US Inc.,
     TBM Technologies Inc. and The
     Multitech Group Inc.)            7,851,142       535,164      4,956,660  2,359,318    2,359,318
                                      ---------       -------      ---------  ---------    ---------


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)


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



8.    OTHER ASSETS
                                                         3/31/07      12/31/06
                                                         -------      --------
                                                               $             $

     Cash surrender value of life insurance                   --            --
     Deferred Financing Costs                            191,061       209,559
     Customer Lists                                       82,620        92,949
                                                          ------        ------

     Total                                               273,681       302,508
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

     Amortization of other assets for the three months ended March 31, 2007 amounted to $46,356. Amortization of other assets for the year ended December 31, 2006 amounted to $322,630.

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



9.   LAURUS REVOLVING NOTE (CONVERTIBILE FINANCING) FACILITY

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



     In connection with the financing, the Company issued warrants to purchase up to 2,100,000 shares of its common stock with 1,050,000 at an exercise price of $0.55 per share and 1,050,000 at an exercise price of $0.60 per share. The warrants vested immediately and expire on June 27, 2011. The Company also issued options to purchase up to 379,572 shares of its common stock, no par value per share, at an exercise price of $.0001 per share. The options vested immediately and expire on June 27, 2015. On February 28, 2007 the option price was amended from $0.0001 per share to $0.01 per share.

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

     As the embedded derivatives were not standard and are not publicly quoted, a combination of Black-Scholes methodologies and Monte Carlo simulations were used. Valuations were performed at each quarter end and the conversion option, warrants and options were each valued separately. For the valuation as of December 31, 2006 an assumption of 100% volatility was used and for the valuation at March 31, 2007, an assumption of 94.65% volatility was used.

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

                                                                  WEIGHTED
             TRANCHE          NOTIONAL      CONVERSION PRICE       AVERAGE
             -------          --------      ----------------       -------
            Tranche 1         1,000,000            0.4             0.1290
            Tranche 2         1,000,000            0.5             0.1613
            Tranche 3         1,100,000           0.53             0.1881
                              -----------                      ---------------
              Total           3,100,000                            0.4784
                              ===========                      ===============

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



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

     EITF Issue No. 96-19 requires that the new debt be recorded at fair value and that amount should be used to determine the debt extinguishment gain or loss to be recognized and effective rate of the new debt. Using an effective rate of 20%, the fair value of the new facility was determined to be $2,351,271 which results in a loss of $689,858 on extinguishment of debt based on the book value of the old facility of $1,661,413. This loss was included in financing costs at December 31, 2006 in the consolidated statement of operations.

     As the conversion right of the convertible financing facility was eliminated, the entire embedded derivative pertaining to the conversion option was reversed, resulting in a gain of $388,264. This gain was included in financing costs at December 31, 2006 in the consolidated statement of operations.

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

     The Company concluded that the 20% cap added to the liquidated damages clause does not represent an economically reasonable difference between registered and unregistered shares as the cap is based on the notional amount of financing outstanding which no longer has a convertibility feature and therefore has no relation to the shares that could be issued upon the exercise of options and warrants. Moreover, the maximum potential penalty that could arise under this clause based on the total debt outstanding to Laurus at June 30, 2006 was approximately $980,000 which is significant as compared to the total value of the shares that could be issued under the outstanding warrants and options June 30, 2006 of approximately $960,000.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     Under the FSP, the Company had to evaluate whether the warrants could be settled in unregistered shares and that the 2% penalty payable in the event that the Company's shares are delisted is included in the scope of the FSP, then an impediment to classifying the warrants as equity instruments under FAS 133/EITF 00-19 would be removed. The next step in the analysis was to consider whether the warrants met the definition of a derivative under FAS
     133. In order for the warrants not to be considered an embedded derivative then they must a) be indexed to the Company's own stock and b) classified in stockholders' equity. The Company determined that since its functional currency is Canadian and the warrants are exercisable in US dollars, the warrants should be considered indexed to both the company's share price and the exchange rate. As the warrants do not qualify for the exemption in paragraph 11 (a) of FAS 133, they should continue to be recorded as liabilities at fair value, with the variations recorded in earnings.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



     On February 28, 2007, the Company executed an Omnibus Amendment No. 2 with Laurus Master Fund, Inc., whereby Laurus amended the terms of the term loan (Note 11), increased the over advance to $1,690,000 and increased the stated amount of the revolver note to $3,650,000. The agreement also amended the exercise price of the options issued in June 2005 and the warrants issued in June 2006 from $0.0001 to $0.01. On March 21, 2007, the Company executed an Omnibus Amendment No. 3 with Laurus Master Fund, Inc., whereby the revolver note was increased to $4,000,000. Any principal indebtedness outstanding on the revolver in excess of $3,650,000 will bear interest at an annual rate equal to The Wall Street Journal prime rate plus 23% ("contract rate") but never less than 8%. In consideration of these modifications to the revolving facility, the Company issued 1,213,435 common stock purchase warrants to Laurus with an exercise price of $0.01 per share which expire on February 28, 2027.

     In accordance with EITF 98-14, the Company compared the product of the remaining term and the maximum available credit of the old arrangement with the borrowing capacity of the new arrangement. As the borrowing capacity of the new arrangement is greater than the borrowing capacity of the old arrangement, the fair value of the warrants associated with the revolver and over advance would be deferred and amortized over the remaining term of the facility.

     During the three months ended March 31, 2007, the Company amortized $115,655 of the initial value of the derivatives and embedded derivatives which are included in financing costs. During the year ended December 31, 2006, the Company amortized $465,471 of the initial value of the derivatives and embedded derivatives which are included in financing costs.

     VALUATION RESULTS


         DERIVATIVE                           3/31/07          12/31/06
         ----------                           -------         ---------
         Warrants                            $730,889          $747,848
         Options                              $39,248           $69,455
                                              -------           -------
                                             $770,137          $817,303
                                             ========          ========

     The mark to market of the derivatives including the embedded derivatives at March 31, 2007 was credited to financing costs in the amount of $280,407. The mark to market of the derivatives including the embedded derivatives at the end of each period was credited to financing costs in the amount of $293,822.

     At the end of each period, the balance on the Laurus facility was as follows:

                                                        3/31/07        12/31/06
                                                        -------        --------
                                                              $               $
     Principal balance revolving note                 3,706,218       3,387,330
     Deferred Financing Costs                         (497,280)       (465,538)
                                                      ---------       ---------

     Total                                            3,208,938       2,921,792
                                                      =========       =========


10.  ACCOUNTS PAYABLE

     Included in accounts payable at the end of each period are the following:

                                                         3/31/07       12/31/06
                                                         -------       --------
                                                               $              $
     Trade payables                                      362,946        410,912
     Accrued payroll and payroll liabilities             626,421        369,455
     Accrued bonuses                                     104,927         75,987
     Accrued professional fees                           331,486        361,269
     Other                                               464,944        275,600
                                                         -------        -------

                                                       1,890,724      1,493,223
                                                       =========      =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)


11.  LONG-TERM DEBT

     i) March 31, 2007

     On February 28, 2007, the Company executed an Omnibus Amendment No. 2 with Laurus Master Fund, Inc. (note 9), whereby Laurus agreed to postpone the March 2007 through to August 2007 principal payments with the postponed principal to be amortized equally over the remaining term of the loan beginning September 1, 2007. In addition, the exercise price of the warrants issued with the loan in June 2006 was amended from $0.0001to $0.01 per share. In consideration of these modifications, the Company issued warrants to purchase up to 1,213,435 shares of the Company's common stock at $0.01 per share. The warrants expire on February 28, 2027.

     The warrants were valued at February 28, 2007 using standard Black-Scholes methodology with a dilution effect and determined to have a value of $116,641. (Risk free interest rate of 4.75%; volatility of 96.5%; weighted average expected life of 20 years; weighted average fair value per share of $0.155). In accordance with APB 14, the value of these warrants should be extracted from the total cash received and the difference ascribed to the secured debt and amortized over the remaining term of the loan.

     In accordance with EITF 96-19, these modifications to the debt have been evaluated by comparing the present value of the cash flows under the old debt with the present value of the cash flows under the new debt, both discounted at the effective interest rate of the old debt.

     For purposes of this calculation, the remaining cash flows as at February 28, 2007 on the original term loan issued on June 30, 2006 were compared to modified cash flows on the term loan modified as of February 28, 2007. In this case, the allocated fair value of the additional warrants issued in November 15, 2006 and on February 28, 2007 ($74,839 and $116,641,
     respectively) were considered as a cash flow at inception of the new term loan.

      As the difference of 27% was greater than 10%, the modifications resulted in an extinguishment of the old debt. As a result, the modification is to be accounted for in the same manner as a debt extinguishment and all fees paid to or received from Laurus are to be associated with the extinguishment of the old debt instrument and included in determining the debt extinguishment gain or loss.

     In accordance with EITF 96-19, the new debt must be accounted for at fair value. In order to fair value the new term loan, the effective rate of the convertible debenture issued by the Company on May 10, 2007 was calculated and the conversion option was extracted in order to obtain an effective rate of approximately 24%. The resulting loss of $168,784 including the write off of the value attributed to the warrants as of February 28, 2007 is included in financing costs in the consolidated statement of operations for the three months ended March 31, 2007.

     At March 31, 2007, the Company had five unsecured promissory notes outstanding to the shareholders of TMG totaling $559,750 with quarterly payments of $69,969 which were to start September 30, 2006. The notes bear interest at an annual rate equal to the Wall Street Journal prime rate and mature on June 30, 2008. The Company has not made any scheduled principal payments on the notes due to cash flow constraints. Included in interest expense in the consolidated statement of operations for the three months ended March 31, 2007 is $15,561 in accrued but unpaid interest and default penalties on the promissory notes.

     At March 31, 2007, the Company held various capital leases in the amount of $3,234 secured by property and equipment with various payment terms and interest rates ranging from 10-22%. These leases mature between April 2007 and July 2007.



     ii) December 31, 2006

     On June 30, 2006, the Company reached a settlement with W. Terry Lyons with respect to the secured loan outstanding to him in the amount of $178,062 including accrued interest. In consideration of a monetary payment by the Company of $100,000 and execution of a Full and Final Release, Lyons released the Company of all rights and debt held by him and forgave the balance of the loan of $78,062 which is included in debt forgiveness in the consolidated statement of operations at December 31, 2006.

     On June 30, 2006, the Company repaid the balance owing on an SBA loan held by TMG in the amount of $84,083 pursuant to the purchase agreement. This loan was personally guaranteed by the principal shareholders of TMG and collateralized by their personal residence and TMG's accounts receivables.

     On June 30, 2006, the Company repaid an Officer's Loan to the vendors of TMG in the amount of $349,624 with a cash payment of $100,000 and 1,202,009 shares of the Company's common stock, no par value per share, for consideration of $249,624.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



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

     The warrants issued with the term loan are subject to the modified Registration Rights Agreement (note 9) including the 2% liquidated damages clause and therefore are classified as embedded derivatives under EITF 00-19. The warrants were valued as $304,763 as of June 30, 2006 using standard Black-Scholes methodology with a dilution effect. (Risk free interest rate of 5.38%; volatility of 142%; weighted average expected life of 10 years; weighted average fair value per share of $0.17). In accordance with APB 14, the value of these warrants should be extracted from the total cash received and the difference ascribed to the secured debt. Beginning July 1, 2006, the Company began amortizing the initial value of the embedded derivative over the three year term of the loan.

     On November 15, 2006, the Company executed an Omnibus Amendment No. 1 with Laurus Master Fund, Inc. (note 9), whereby Laurus agreed to postpone the December and January principal payments on the term note to be paid instead on the Maturity Date of June 30, 2009. The fair value of the warrants issued in consideration of this amendment was determined to be $74,839 and will be amortized over the remaining life of the term loan using the effective interest method.

     On June 30, 2006, the Company issued five unsecured promissory notes to the shareholders of TMG totaling $559,750 with quarterly payments of $69,969 starting September 30, 2006. The notes bear interest at an annual rate equal to the Wall Street Journal prime rate and mature on June 30, 2008. At December 31, 2006, the Company had failed to make any scheduled principal payments on the notes due to cash flow constraints. Included in interest expense in the consolidated statement of operations at December 31, 2006, is $31,121 in accrued but unpaid interest and default penalties on the promissory notes.

     On June 30, 2006, the Company assumed a motor vehicle loan as a result of the acquisition of TMG in the amount of $11,160 with monthly payments of $372 for 36 months starting January 14, 2006. The loan was secured by the motor vehicle and bore interest at 7.5% per annum. The loan was to mature on January 14, 2009. In July 2006, this liability was assumed by a TMG employee.

     At December 31, 2006, the Company held various capital leases in the amount of $7,178 secured by property and equipment with various payment terms and interest rates ranging from 10-22%.


                                                           3/31/07      12/31/06
                                                           -------      --------
                                                                 $             $
     a) Included therein:

     Laurus Term Loan                                    1,272,727     1,315,151
     Promissory Notes - TMG                                559,750       559,750
     Capital Leases                                          3,234         7,178
                                                             -----         -----
                                                         1,835,711     1,882,079

     Less:  deferred financing costs on Laurus Term Loan   243,454       326,394
     Less:  current portion                                940,662       824,709
                                                           -------       -------

                                                           651,595       730,976
                                                           =======       =======

     b) Future principal payment obligations as at March 31, 2007, were as follows:

                          2007                    782,285
                          2008                    648,549
                          2009                    404,877
                          2010                         --
                          2011                         --
                                                ---------
                                                1,835,711
                                                =========

     c) Interest expense related to long-term debt for the three months ended March 31, 2007 was $48,788. Interest expense related to long-term debt for the year ended December 31, 2006 was $140,612.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



12.    CAPITAL STOCK

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

     b)  Issued Shares

     At December 31, 2005, the Company had a total of 4,738,322 shares of common stock issued and outstanding.

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

     There were no shares of common stock issued during the three months ended March 31, 2007.

     c) Warrants

     For each of the periods presented, the following warrants for the purchase of one common share per warrant at the following prices per common share and expiry dates were outstanding:

    Number of warrants                Exercise price
        3/31/07          12/31/06         per share         Expiry date
    ------------ ----------------- ------------------ -------------------
        500,000           500,000              $0.41                2007
        100,000           100,000              $1.20                2007
            124               124            $200.00                2009
          2,400             2,400             $87.50                2009
            229               229              $1.25                2009
          1,714             1,714             $87.50                2010
          2,857             2,857             $43.75                2010
         13,333            13,333              $3.75                2010
          9,083             9,083              $1.25                2010
         47,388            47,388              $1.25                2011
         62,500            62,500              $1.00                2011
      1,050,000         1,050,000              $0.55                2011
      1,050,000         1,050,000              $0.60                2011
        940,750           940,750              $0.23                2013
      1,810,674         1,810,674              $0.01                2016
        500,000           500,000              $0.01                2026
      2,426,870                --              $0.01                2027
    ------------ ----------------- ------------------ -------------------

      8,517,922         6,091,052
    ------------ ----------------- ------------------ -------------------

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



     A summary of changes to number of issued warrants is as follows:

     Outstanding at December 31, 2005                        2,839,861
                                                           -----------
     Issued                                                  3,251,424
     Cancelled                                                      --
     Exercised                                                      --
     Expired                                                      (233)
                                                           -----------
     Outstanding at December 31, 2006                        6,091,052
                                                           ===========
     Issued                                                  2,426,870
     Cancelled                                                      --
     Exercised                                                      --
     Expired                                                        --
                                                           -----------
     Outstanding at March 31, 2007                           8,517,922
                                                           ===========


     As disclosed in note 9, on January 26, 2006, the Company issued 500,000 additional common stock purchase warrants to Laurus Master Fund, Ltd. with an exercise price of $0.01 per share and expire on January 26, 2012. On March 30, 2007, the expiration date of these warrants was amended to January 26, 2026.

     As disclosed in note 11, on June 30, 2006, the Company issued 1,810,674 common stock purchase warrants to Laurus Master Fund, Ltd. with an exercise price of $.0001 per share and which expire on June 30, 2016. Laurus is prohibited from selling any of the warrants until June 30, 2007 and thereafter is prohibited from selling an amount of shares in excess of 15% of the daily volume of trading of the Company's common stock on any day. On February 28, 2007 the exercise price of these warrants was amended to $0.01 per share.

     As disclosed in note 9, on November 15, 2006, the Company issued 940,750 common stock purchase warrants to Laurus Master Fund, Ltd with an exercise price of $.23 per share and which expire on November 15, 2013.

     As disclosed in note 9, on February 28, 2007, the Company issued 2,426,870 common stock purchase warrants to Laurus Master Fund, Ltd with an exercise price of $.01 per share and which expire on February 28, 2027.


     d) Stock Options

     The Company's Board of Directors and shareholders have approved the adoption of the 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option Plan and 2005 Stock Option Plan. Under the plans, a total of 2,001,674 options were authorized to be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. At March 31, 2007, 1,839,572 options remain outstanding and 162,102 options are available for future grant. At December 31, 2006, 1,839,572 options remain outstanding and 162,102 options are available for future grant.

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

     On February 28, 2007, the exercise price of 379,572 options issued to Laurus Master Fund, Ltd on June 27, 2005 was amended from $.0001 to $0.01 per share.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



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


  13.    DEFERRED INCOME TAXES AND INCOME TAXES

     a)  Deferred Income Taxes

     The components of the deferred tax liability benefit by source of temporary differences that gave rise to the benefit are as follows:

                                                          3/31/07       12/31/06
                                                          -------       --------
                                                                $              $

     Losses available to offset future income taxes     7,665,000      7,543,000
     Deferred costs and customer lists                     33,000         33,000
     Share and debt issue costs                            15,000         12,000
     Property and equipment                             1,009,000        999,000
                                                        ---------        -------
                                                        8,722,000      8,587,000

     Less:  valuation allowance                         8,722,000      8,587,000
                                                        ---------      ---------
                                                               --             --
                                                        =========      =========


     b)  Current Income Taxes

              Current income taxes consist of:
                                                          3/31/07       12/31/06
                                                          -------       --------
                                                                $              $
     Amounts calculated at statutory rates               (74,234)    (1,938,583)
                                                         --------    -----------

     Permanent differences                               (56,879)      1,063,826
     Valuation allowance                                  134,654        886,000
                                                          -------        -------
                                                           77,775      1,949,826
                                                           ------      ---------

     Current income taxes                                   3,541         11,243
     Deferred income taxes                                     --             --
                                                            -----         ------
     Income taxes                                           3,541         11,243
                                                            =====         ======


     Issue expenses totaling approximately $237,000 may be claimed at the rate of 20% per year until 2010. To the extent that these expenses create a loss, which are available to be carried forward for seven years for losses up to and including 2003 and for ten years commencing in 2004 from the year the loss is incurred. The Company has not reflected the benefit of utilizing non-capital losses totaling approximately $19,162,000, nor a capital loss totaling $750,000 in the future as a deferred tax asset as at March 31, 2007. As at the completion of the March 31, 2007 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.



14.  COMPREHENSIVE LOSS
                                                          3/31/07      12/31/06
                                                          -------      --------
                                                                $             $
     Net loss                                           (189,127)   (4,857,713)
     Other comprehensive loss
        Foreign currency translation adjustments            (866)      (78,827)
                                                            -----      --------

     Comprehensive loss                                 (189,993)   (4,936,540)
                                                        =========   ===========


     The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



15.     SEGMENTED INFORMATION

     a) Revenue and Gross Profit by Geographic Area

                                                    Three Months Ended March 31,
                                                            2007           2006
                                                            ----           ----
                                                               $              $
     Revenue
       Canada                                            271,638        432,910
       United States of America                        3,580,294      2,477,404
                                                       ---------      ---------
                                                       3,851,932      2,910,314
                                                       =========      =========
     Gross Profit
       Canada                                            119,962        166,133
       United States of America                        1,249,045        655,251
                                                       ---------        -------
                                                       1,369,007        821,384
                                                       =========        =======

     b) Net Loss by Geographic Area
                                                    Three Months Ended March 31,
                                                            2007           2007
                                                            ----           ----
                                                               $              $
     Canada                                            (440,097)      (153,010)
     United States of America                            250,970      (218,646)
                                                         -------      ---------
                                                       (189,127)      (371,656)
                                                       =========      =========


     c)   Identifiable Assets by Geographic Area
                                                         3/31/07       12/31/06
                                                         -------       --------
                                                               $              $
     Canada                                              477,085        606,087
     United States of America                          5,656,352      5,043,290
                                                       ---------      ---------
                                                       6,133,437      5,649,377
                                                       =========      =========


     d) Revenues from Major Customers and Concentration of Credit Risk

     The consolidated entity had the following revenues from major customers:

     For the three months ended March 31, 2007, one customer had sales of $984,142, representing approximately 26% of total revenue.

     For the three months ended March 31, 2006, one customer had sales of $412,614, representing approximately 14% of total revenue.

     e)  Purchases from Major Suppliers

     There were no significant purchases from major suppliers.



16.    COMMITMENTS AND CONTINGENCIES

a) Lease Commitments

     Minimum payments under operating leases for premises occupied by the Company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at March 31, 2007, for the next five years are as follows:

                             2007              236,016
                             2008              213,256
                             2009              140,477
                             2010               99,112
                             2011                   --
                                               -------
                                               688,861
                                               =======

     The lease commitments do not include an operating lease for premises in New York that the Company sub leased to Thinkpath Training LLC, the purchaser of the United States training division. Thinkpath Training LLC is a non-related company and its principal officer is the daughter of the Company's Chief Executive Officer, Declan French.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)


     In April 2006, the Company was notified by the purchaser that they had failed to meet their rent obligations and had accumulated rent arrears of approximately $80,000. The lessor filed a claim against Thinkpath Training LLC, the sub tenant, and the Company demanding that the rent arrears be paid and the premises vacated immediately. On June 1, 2006, a default judgment was awarded to the lessor and entered against the Company. On July 7, 2006, the Company's motion to vacate the default judgment was denied. On July 27, 2006, the court agreed to the Company's motion to renew and reargue its prior motion seeking to vacate the default judgment on August 23, 2006. Upon reargue on September 7, 2006, the court vacated the judgment and dismissed the petition. On September 21, 2006, the Company received notice from the landlord demanding payment of the current arrears of approximately $360,000 in unpaid rent and additional charges and its intent to commence legal proceedings against the Company in the event that such payment is not made. In March 2007, the Lessor filed a motion for summary judgment. The Company was granted an extension until May 2007, to have a hearing on this motion. The Company continues to defend this claim vigorously, although it is also working to reach a settlement with the Lessor. At March 31, 2007, the Company has accrued $100,000 related to this claim.

     The lease commitments do not include an operating lease for premises located in Brampton, Ontario that were vacated in February 2007. The Company has not made any payments on this lease since November 2006 and will attempt to negotiate a settlement with the landlord for early termination. The Company may be liable for a lease balance of $173,913 which expires April 2008. The Company relocated its Canadian operations to Toronto, Ontario and entered a short-term sub lease which expires June 30, 2007 with an option to renew for an indeterminate period. At March 31, 2007, the Company has accrued $45,000 in rent expense to cover the period from November 2006 until February 2007.

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


17.    SUBSEQUENT EVENTS

     On April 19, 2007, the Company executed an agreement with John and Cecelia Kennedy which amends certain elements of the provision governing merger consideration in Section 2.7 of the Agreement and Plan of Merger dated as of June 29, 2006 among the Company, The Multitech Group, Inc., the Kennedy's and other parties. Pursuant to the terms of the agreement, the Kennedy's will return for cancellation 4,065,820 common shares, 595 preferred shares and non-negotiable promissory notes in the aggregate amount of $475,788 issued upon execution of the Merger Agreement. In consideration of these events, the Company issued a promissory note in the amount of $800,000 payable over 60 months beginning January 2008 and bearing interest at annual rate of 6%.

     On May 10, 2007, the Company entered into a Securities Purchase Agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg with respect to the purchase of up to $8,000,000 in 12% convertible debentures convertible into common shares pursuant to Regulation "S". The first debenture of $400,000 was issued by the Company on May 10, 2007 and is convertible at a 10% discount to the lowest of the daily volume weighted average price during the preceding 10 days and becomes due 2 years from its date of issuance. The Company also issued a Convertible Compensation Debenture Agreement, dated May 10, 2007 with respect to a debenture in the amount of $160,000 as a facility fee convertible under the same terms and also due 2 years from its date of issuance. In the event that Trafalgar fails to raise an additional minimum amount of $600,000 in convertible debentures, the Convertible Compensation Debenture Agreement will be cancelled. The Company also issued 250,000 shares of common stock, no par value, in consideration of a $40,000 facility fee.

     On May 14, 2007, the Company entered into a Service Agreement with ROI Group LLC, a Delaware corporation for the provision of investor relations services on behalf of the Company for a period of twelve months. Pursuant to the agreement, the Company is required to issue 240,000 shares of its common stock and provide cash payments of $10,000 per month for the duration of the agreement.

     On May 14, 2007, Blair Taylor resigned from the Company's Board of Directors which resignation was accepted in a resolution adopted during a meeting of the Board of Directors held on that day. Mr. Taylor did not have any disagreements with the Company or its Board of Directors. To fill the vacancy created, the directors appointed Judd Bedford until the next annual meeting of shareholders.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)


18.     FINANCIAL INSTRUMENTS

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


19.    COMPARATIVE FIGURES

     Certain figures in the March 31, 2006 financial statements have been reclassified to conform to the basis of presentation used at March 31, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Thinkpath Inc. contained elsewhere in this Form 10-QSB. The statements contained in this Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including statements regarding Thinkpath Inc.'s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Thinkpath Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB are based on information available to Thinkpath Inc. on the date hereof, and Thinkpath Inc. assumes no obligation to update any such forward-looking statement. It is important to note that Thinkpath Inc.'s actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form 10-QSB are in United States dollars unless otherwise indicated. Unless otherwise indicated, all reference to "Thinkpath," "us," "our," and "we," refer to Thinkpath Inc. and its subsidiaries.

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

                      STATEMENTS OF OPERATIONS--PERCENTAGES
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                                  Three Months
                                                                 Ended March 31,
                                                                  2007     2006
                                                                     %        %
REVENUE                                                            100      100

COST OF SERVICES                                                    64       72
                                                                   ---      ---
GROSS PROFIT                                                        36       28
EXPENSES
  ADMINISTRATIVE                                                    17       21
  SELLING                                                           12       16
  DEPRECIATION AND AMORTIZATION                                      3        3
  WRITE DOWN OF PROPERTY AND EQUIPMENT                               0        0
  FINANCING COSTS                                                    0       (4)
                                                                   ---      ---

INCOME (LOSS) BEFORE INTEREST CHARGES AND INCOME TAXES               3       (8)

  INTEREST CHARGES                                                   8        5
                                                                   ---      ---

LOSS BEFORE INCOME TAXES                                            (5)     (13)

INCOME TAXES                                                         0        0
                                                                   ---      ---

NET LOSS                                                            (5)     (13)
                                                                   ===      ===

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

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

For the three months ended March 31, 2007 we derived 93% of our revenue in the United States compared to 85% for the three months ended March 31, 2006. This increase is a result of both the new sales from the TMG acquisition which is US based and acquired effective April 1, 2006 and the decline in project sales in Canada during the first quarter of 2007. Consolidated revenues for the three months ended March 31, 2007 increased by $940,000 or 32% to $3,850,000 as compared to $2,910,000 for the same period last year. This increase is largely attributable to the acquisition of TMG which contributed $620,000 in revenue in the first quarter of 2007. In addition, sales from one major customer increased from $410,000 or 14% of total revenue to $980,000 or 26% of total revenue.

COSTS OF SERVICES
The direct costs of engineering services include wages, benefits, software training and project expenses. Costs of services for the three months ended March 31, 2007 increased by $390,000 or 19% to $2,480,000 as compared to $2,090,000 for the three months ended March 31, 2006. This increase is related to the aforementioned increase in revenue. As a percentage of revenue, the cost of services for the three months ended March 31, 2007 was 64% compared to 72% for the three months ended March 31, 2006.


GROSS PROFIT
Gross profit is calculated by subtracting all direct costs from net revenue. Gross profit for the three months ended March 31, 2007 increased by $550,000 or 67%. This increase is related to the increase in revenue. As a percentage of revenue, gross profit for the three months ended March 31, 2007 is 36% compared to 28% for the three months ended March 31, 2006. This increase is a result of significant overtime hours during the first quarter of 2007 which are charged to the customer at higher rates as well as the collection of a direct hardware/software fee on some projects.

EXPENSES
Total expenses for the three months ended March 31, 2007 increased by 19% or $200,000 to $1,240,000 compared to $1,040,000 for the three months ended March 31, 2006.

ADMINISTRATIVE EXPENSES
Administrative expenses increased by $60,000 or 10% to $665,000 for the three months ended March 31, 2007 compared to $605,000 for the three months ended March 31, 2006. This increase is largely attributable to the acquisition of TMG and the related administrative salaries, office expenses and insurance premiums. These costs were not included in the first quarter of 2006 as the effective date of the transaction was April 1, 2006. As a percentage of revenue, administrative expenses for the three months ended March 31, 2007 were 17% compared to 21% for the three months ended March 31, 2006. This decline is largely due to cost reductions that were implemented in February 2007 including a 20% salary reduction of the executive officers.

SELLING EXPENSES
Selling expenses for the three months ended March 31, 2007 were $470,000 which is consistent with 2006. As a percentage of revenue, selling expenses for the three months ended March 31, 2007 were 12% compared to 16% for the three months ended March 31, 2006. This decrease, despite the addition of the new TMG sales salaries, is largely due to a 10% salary reduction of all the general managers as part of the aforementioned cost reductions implemented in February 2007.

DEPRECIATION AND AMORTIZATION
For the three months ended March 31, 2007, depreciation and amortization expenses increased by $10,000, or 11%, to $100,000 compared to $90,000 for the three months ended March 31, 2006. The increase is largely attributable to the amortization of $60,000 on additional capital assets and other assets including contracts and customer lists acquired with the TMG acquisition. This increase was offset by the decrease in depreciation expense on property and equipment as many assets have either been fully amortized or written off as impaired at December 31, 2006. As a percentage of revenue, depreciation and amortization expense for the three months ended March 31, 2007 was 3%, which is consistent with the same period in 2006.

WRITE DOWN OF PROPERTY AND EQUIPMENT
At March 31, 2007, we wrote down property and equipment in the amount of approximately $3,000. The fair value of the impaired asset was generally estimated by discounting the expected future cash flows of the individual assets. Impairment was indicated by adverse change in market prices, current period cash flow losses combined with a history of losses, or a significant change in the manner in which the asset is to be used.

FINANCING COSTS AND MARK-TO-MARKET ADJUSTMENTS
During the three months ended March 31, 2007, we amortized $115,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. revolving debt facility and term loan. At March 31, 2007, the fair value of the derivatives and embedded derivatives were marked-to-market with $280,000 credited to financing costs.

On February 28, 2007, we executed an Omnibus Amendment No. 2 with Laurus Master Fund, Inc., whereby Laurus agreed to postpone the March 2007 through to August 2007 principal payments on the term loan with the postponed principal to be amortized equally over the remaining term of the loan beginning September 1, 2007, increased the revolver over advance to $1,690,000 and increased the stated amount of the revolver note to $3,650,000. The agreement also amended the exercise price of the options issued in June 2005 and the warrants issued in June 2006 from $0.0001 to $0.01. On March 21, 2007, we executed an Omnibus Amendment No. 3 with Laurus Master Fund, Inc., whereby the revolver note was increased to $4,000,000. Any principal indebtedness outstanding on the revolver in excess of $3,650,000 will bear interest at an annual rate equal to The Wall Street Journal prime rate plus 23% ("contract rate") but never less than 8%. In consideration of these modifications to the revolving facility, we issued to 2,426,870 common stock purchase warrants to Laurus with an exercise price of $0.01 per share which expire on February 28, 2027.

The warrants were valued at February 28, 2007 using standard Black-Scholes methodology with a dilution effect and determined to have a value of $233,282. In accordance with APB 14, the value of these warrants should be extracted from the total cash received and the difference ascribed to the secured debt and amortized over the remaining term of the loan.

In accordance with EITF 96-19, these modifications to the debt have been evaluated by comparing the present value of the cash flows under the old debt with the present value of the cash flows under the new debt, both discounted at the effective interest rate of the old debt.

To assess the revisions to the term loan, the remaining cash flows as at February 28, 2007 on the original term loan issued on June 30, 2006 were compared to modified cash flows on the term loan modified as of February 28, 2007. In this case, the allocated fair value of the additional warrants issued on November 15, 2006 and on February 28, 2007 were considered as a cash flow at inception of the new term loan.

As the difference of 27% was greater than 10%, the modifications resulted in an extinguishment of the old debt. As a result, the modification is to be accounted for in the same manner as a debt extinguishment and all fees paid to or received from Laurus are to be associated with the extinguishment of the old debt instrument and included in determining the debt extinguishment gain or loss.

In accordance with EITF 96-19, the new debt must be accounted for at fair value. In order to fair value the new term loan, the effective rate of the convertible debenture issued to Trafalgar on May 10, 2007 was calculated and the conversion option was extracted in order to obtain an effective rate of approximately 24%. The resulting loss of $168,784 including the write off of the value attributed to the warrants as of February 28, 2007 is included in financing costs in the consolidated statement of operations for the three months ended March 31, 2007.

To assess the revisions to the revolver, we compared the product of the remaining term and the maximum available credit of the old arrangement with the borrowing capacity of the new arrangement. As the borrowing capacity of the new arrangement is greater than the borrowing capacity of the old arrangement, the fair value of the warrants associated with the revolver and over advance would be deferred and amortized over the remaining term of the facility.

During the three months ended March 31, 2006, we amortized $142,105 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. convertible debt financing closed on June 27, 2005. At March 31, 2006, the fair value of the derivates and embedded derivatives were marked-to-market with a total of $266,313 credited to financing costs.

INCOME (LOSS) BEFORE INTEREST CHARGES AND INCOME TAXES
For the three months ended March 31, 2007, income before interest charges and income taxes increased by $345,000 to income of $125,000, compared to a loss of $220,000 for the three months ended March 31, 2006.

INTEREST CHARGES
For the three months ended March 31, 2007, interest charges increased by $170,000, or 121%, to $310,000, from $140,000 for the three months ended March 31, 2006.

Included in interest charges for the three months ended March 31, 2007 is $180,000 paid to Laurus Master Fund, Ltd. on the term loan and revolver facility, $15,000 in interest and penalties on the outstanding TMG promissory notes and $15,000 in interest on capital leases and miscellaneous charges. Also included at March 31, 2007 is approximately $100,000 in accrued interest and penalties for failure to file and effect a registration agreement underlying the options and warrants of Laurus Master Fund, Ltd. as per the Registration Rights Agreement executed in June 2005. Accumulated interest and penalties under this agreement had been waived by Laurus Master Fund, Ltd. from the period October 2005 until March 1, 2007.

Included in the interest charges for the three months ended March 31, 2006 is $110,000 paid on the revolving convertible note balance and overadvance with Laurus Master Fund, Ltd. and $30,000 on various loans and leases.

LOSS BEFORE INCOME TAXES
For the three months ended March 31, 2007, loss before income taxes decreased by $175,000, or 49%, to $185,000, as compared to $360,000 for the three months ended March 31, 2006.

INCOME TAXES
Income taxes for the three months ended March 31, 2007 were $3,500 compared to $8,000 for the same period in 2006.

NET LOSS
For the three months ended March 31, 2007, net loss decreased by $180,000, or 49%, to a net loss of $190,000, compared to a net loss of $370,000 for the three months ended March 31, 2006.


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

At March 31, 2007, the principal balance on the revolving note facility was $3,706,218 including an overadvance position in the amount of $1,237,961.

At March 31, 2007, the balance on the term loan with Laurus Master Fund, Ltd. was $1,272,727. Pursuant to the Omnibus Amendment No. 2 with Laurus Master Fund, Inc., Laurus agreed to postpone the March 2007 through to August 2007 principal payments on the term note with the postponed principal to be amortized equally over the remaining term of the loan beginning September 1, 2007.

At March 31, 2007, we had outstanding five unsecured promissory notes to the shareholders of TMG totaling $559,750. Quarterly payments on the notes in the amount of $69,969 were to have started September 30, 2006. The notes bear interest at an annual rate equal to the Wall Street Journal prime rate and mature on June 30, 2008. As at March 31, 2007, no principal or interest payments had been made on he notes due to cash flow constraints.

At March 31, 2007, we held various capital leases in the amount of $3,234 secured by property and equipment with various payment terms and interest rates ranging from 10-22%. These leases mature between April 2007 and July 2007.

At March 31, 2007, we had cash of $70,000, a working capital deficiency of $3,090,000 and a cash flow deficiency from operations of $280,000. At March 31, 2006 we had cash of $95,000, a working capital deficiency of $1,100,000 and cash flow from operations of $205,000.

At March 31, 2007, we had a cash flow deficiency from investing activities of $20,000 related to the purchase of property and equipment. At March 31, 2006 we had a cash flow deficiency from investing activities of $5,000 largely related to the purchase of property and equipment.

At March 31, 2007 we had cash flow from financing activities of $250,000 largely attributable to proceeds from the revolving facility with Laurus of $320,000 less deferred costs of $20,000 and debt repayment of $50,000. At March 31, 2006, we had cash flow from financing activities of $145,000 attributable primarily to proceeds from the convertible financing facility with Laurus of $165,000 less debt repayment of $20,000.

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

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140". This statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method-Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method-Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

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


RISK FACTORS

Investors should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing the Company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or operating results could be seriously impaired. This section should be read in conjunction with the Financial Statements and Notes thereto, and Management's Discussion and Analysis or Plan of Operation contained in this report.

If we are unable to compete effectively with existing or new competitors, the loss of our competitive position could result in price reductions, fewer customer orders, reduced revenues, reduced margins, reduced levels of profitability, and loss of market share. If we are unable to manage our inventory, we will not be able to satisfy customer demand. Our reliance on one or a few suppliers for inventory components could delay shipments and increase our costs. Our future operating results depend on our ability to purchase a sufficient amount of components to meet the demands of our customers. Since we may order components from suppliers in advance of receipt of customer orders for our products that include these components, we could face a material inventory risk. Our products may have quality issues that could adversely affect our sales and reputation. We are dependent on significant customers, as noted in the "CUSTOMERS" section set forth in Part I, Item 1 of our Annual Report on Form 10-KSB filed with the SEC on April 17, 2007.

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


RECENT EVENTS

On April 19, 2007, we executed an agreement with John and Cecelia Kennedy which amends certain elements of the provision governing merger consideration in
Section 2.7 of the Agreement and Plan of Merger dated as of June 29, 2006 among Thinkpath, The Multitech Group, Inc., the Kennedy's and other parties. Pursuant to the terms of the agreement, the Kennedy's will return for cancellation 4,065,820 common shares, 595 preferred shares and non-negotiable promissory notes in the aggregate amount of $475,788 issued upon execution of the Merger Agreement. In consideration of these events, we issued a promissory note in the amount of $800,000 payable over 60 months beginning January 2008 and bearing interest at annual rate of 6%.

On May 10, 2007, we entered into a Securities Purchase Agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg with respect to the purchase of up to $8,000,000 in 12% convertible debentures convertible into common shares pursuant to Regulation "S". The first debenture of $400,000 was issued on May 10, 2007 and is convertible at a 10% discount to the lowest of the daily volume weighted average price during the preceding 10 days and becomes due 2 years from its date of issuance. We also issued a Convertible Compensation Debenture Agreement, dated May 10, 2007 with respect to a debenture in the amount of $160,000 as a facility fee convertible under the same terms and also due 2 years from its date of issuance. In the event that Trafalgar fails to raise an additional minimum amount of $600,000 in convertible debentures, the Convertible Compensation Debenture Agreement will be cancelled. We also issued 250,000 shares of common stock, no par value, in consideration of a $40,000 facility fee.

On May 14, 2007, we entered into a Service Agreement with ROI Group LLC, a Delaware corporation for the provision of investor relations services for a period of twelve months. Pursuant to the agreement, we are required to issue 240,000 shares of our common stock and provide cash payments of $10,000 per month for the duration of the agreement.

On May 14, 2007, Blair Taylor resigned from our Board of Directors which resignation was accepted in a resolution adopted during a meeting of the Board of Directors held on that day. Mr. Taylor did not have any disagreements with us or our Board of Directors. To fill the vacancy created, the directors appointed Judd Bedford until the next annual meeting of shareholders.


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summerized and reported, within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

In November 2002, we sold certain assets of our training division to Thinkpath Training LLC ("Thinkpath Training"). Pursuant to this agreement, Thinkpath Training assumed certain liabilities including the property lease in New York for this division which expires August 31, 2006. In April 2006, we were notified by the lessor that Thinkpath Training had failed to meet their rent obligations and had rent arrears of approximately $80,000.

The lessor filed a claim against Thinkpath Training, the sub tenant, and Thinkpath Inc. demanding that the rent arrears be paid and the premises vacated immediately. On June 1, 2006, a default judgment was awarded to the lessor and entered against us. On July 7, 2006, our motion to vacate the default judgment was denied. On July 27, 2006, the court agreed to our motion to renew and reargue our prior motion seeking to vacate the default judgment on August 23, 2006. Upon reargue on September 7, 2006, the court vacated the judgment and dismissed the petition. On September 21, 2006, we received notice from the landlord demanding payment of the current arrears of approximately $360,000 in unpaid rent and additional charges and its intent to commence legal proceedings against us in the event that such payment is not made. In March 2007, the lessor filed a motion for summary judgment. We were granted an extension until May 2007, to have a hearing on this motion. We continue to defend this claim vigorously, although we are also working to reach a settlement with the lessor.



ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

10.62 Service Agreement between Thinkpath Inc and ROI Group, LLC dated May 14, 2007.

31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THINKPATH INC.


Dated: May 21, 2007          By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer