Form 10QSB
period 2007-06-30
THINKPATH INC
filed 2007-08-20
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                               OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ____________ TO ________________

                        COMMISSION FILE NUMBER 001-14813

                                 THINKPATH INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                                     ONTARIO
                                    52-209027
                  --------------------------------------------
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

AS OF AUGUST 20, 2007 THERE WERE 9,659,538 SHARES OF THE ISSUER'S COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES |  | NO |X|

                                 THINKPATH INC.

                  JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Number                                                                     Page

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of June 30, 2007 (unaudited)
         and December 31, 2006............................................ . 4-5
         Interim Consolidated Statements of Operations for the three and six
         months ended June 30, 2007 and 2006................................   6
         Interim Consolidated Statements of Changes in Stockholders' Equity
         for the six months ended June 30, 2007 (unaudited) and the year ended
         December 31, 2006..................................................   7
         Interim Consolidated Statements of Cash Flows for the six months
         ended June 30, 2007 and 2006......................................    8
         Notes to Interim Consolidated Financial Statements................ 9-32

Item 2.  Management's Discussion and Analysis or Plan of Operation........ 33-48

Item 3.  Controls and Procedures............................................. 49


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 49

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 50

Item 3.  Defaults Upon Senior Securities .................................... 51

Item 4.  Submission of Matters to a Vote of Security Holders ................ 51

Item 5.  Other Information .................................................. 51

Item 6.  Exhibits............................................................ 52

           Signatures........................................................ 53

ITEM 1.  FINANCIAL STATEMENTS




                                 THINKPATH INC.


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2007
                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)


THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                       6/30/2007      12/31/2006
                                                       ---------      ----------
                                                          $               $

                                     ASSETS

CURRENT ASSETS
     Cash                                                219,541         114,041
     Accounts receivable (note 5)                      2,665,102       2,150,413
     Prepaid expenses                                    258,783         132,814
                                                       ---------       ---------

                                                       3,143,426       2,397,268

PROPERTY AND EQUIPMENT (note 6)                          513,613         590,283

GOODWILL (note 7)                                      2,359,318       2,359,318

OTHER ASSETS (note 8)                                    344,343         302,508
                                                       ---------       ---------
                                                       6,360,700       5,649,377
                                                       =========       =========









          The accompanying notes are an integral part of these interim consolidated financial statements.


THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                              6/30/2007     12/31/2006
                                                              ---------     ----------
                                                                      $              $

                                       LIABILITIES

CURRENT LIABILITIES
     Laurus revolving note (note 9)                          3,224,352      2,921,792
     Accounts payable (note 10)                              1,913,147      1,493,223
     Current portion of long-term debt (note 11)               692,097        824,709
     Convertible debenture (note12)                            350,868           --
     Convertible financing - derivatives (note 12)              54,375           --
                                                           -----------    -----------
                                                             6,234,839      5,239,724


     LONG-TERM DEBT (note 11)                                1,242,544        730,976
     CONVERTIBLE FINANCING - DERIVATIVES (note 9)              707,544        817,303
                                                           -----------    -----------

                                                             8,184,927      6,788,003
                                                           ===========    ===========

COMMITMENTS AND CONTINGENCIES (note 18)

                                STOCKHOLDERS' DEFICIENCY


CAPITAL STOCK (note 13)                                     41,549,246     42,266,530

DEFICIT                                                    (42,309,459)   (42,376,656)

ACCUMULATED OTHER COMPREHENSIVE LOSS                        (1,064,014)    (1,028,500)
                                                           -----------    -----------
                                                            (1,824,227)    (1,138,626)
                                                           -----------    -----------

                                                             6,360,700      5,649,377
                                                           ===========    ===========






          The accompanying notes are an integral part of these interim consolidated financial statements.


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                              Three months              Six Months
                                                              ended June 30,            Ended June 30,
                                                            2007          2006         2007         2006
                                                               $             $            $            $

REVENUE                                                4,161,753     3,793,823     8,013,685     6,704,137

COST OF SERVICES                                       2,667,742     2,558,950     5,150,667     4,660,079
                                                       ---------     ---------     ---------    ----------
GROSS PROFIT                                           1,494,011     1,234,873     2,863,018     2,044,058
                                                       ---------     ---------     ---------    ----------
EXPENSES
     Administrative                                      749,819       885,860     1,414,805     1,479,085
     Selling                                             509,783       464,660       977,727       938,476
     Depreciation and amortization                       112,847       175,775       216,097       263,707
     Write down of property and equipment                   --            --           3,443          --
     Financing costs and mark-to-market adjustments       69,157       577,756        73,188       453,549
     Debt forgiveness                                   (713,884)      (78,062)     (713,884)      (78,062)
                                                       ---------     ---------     ---------    ----------
                                                         727,722     2,025,989     1,971,376     3,056,755
                                                       ---------     ---------     ---------    ----------

INCOME (LOSS) BEFORE INTEREST CHARGES
     AND INCOME TAXES                                    766,289      (791,116)      891,642    (1,012,697)

     Interest Charges                                    509,664       161,964       820,604       304,195
                                                       ---------     ---------     ---------    ----------
INCOME (LOSS) BEFORE INCOME TAXES                        256,625      (953,080)       71,038    (1,316,892)

     Income Taxes (note 14)                                  300        11,194         3,841        19,037
                                                       ---------     ---------     ---------    ----------
NET INCOME (LOSS)                                        256,325      (964,274)       67,197    (1,335,929)
                                                       =========     =========     =========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     OUTSTANDING BASIC AND DILUTED                     8,067,112     4,369,147     8,941,738     4,369,147
                                                       =========     =========     =========    ==========
NET INCOME (LOSS) PER WEIGHTED AVERAGE COMMON STOCK
     BASIC AND DILUTED                                      0.03         (0.22)         0.01         (0.31)
                                                       =========     =========     =========    ==========

          The accompanying notes are an integral part of these interim consolidated financial statements.


THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)


                                             COMMON      PREFERRED                                                    ACCUMULATED
                                              STOCK          STOCK        CAPITAL                                           OTHER
                                          NUMBER OF      NUMBER OF          STOCK                 COMPREHENSIVE     COMPREHENSIVE
                                             SHARES         SHARES        AMOUNTS        DEFICIT           LOSS              LOSS
                                        -----------------------------------------------------------------------------------------

Balance as of December 31, 2005           4,738,322                    40,486,219    (37,518,943)                        (949,673)
                                        ===========    ===========    ===========    ===========    ===========        ==========

Net loss for the year                          --                              --                    (4,857,713)       (4,857,713)

Other comprehensive loss, net of tax:
  Foreign currency translation adjustments                                                              (78,827)          (78,827)
                                                                                                    -----------

Comprehensive loss                                                                                   (4,936,540)
                                                                                                    ===========

Common stock issued for acquisition       3,685,751                       763,000           --

Preferred stock issued for                                     700        699,687           --
acquisition

Common stock issued for services            200,000                        68,000           --

Accrued liabilities settled through
the issuance of common stock              1,202,009                       249,624           --
                                        -----------    -----------    -----------    -----------                      -----------
Balance as of December 31, 2006           9,826,082            700     42,266,530    (42,376,656)                      (1,028,500)
                                        ===========    ===========    ===========    ===========                      ===========

Net income for the period                      --                              --         67,197                           67,197

Other comprehensive loss, net of tax:
  Foreign currency translation adjustments                                               (35,514)       (35,514)
                                                                                                    -----------
Comprehensive income                                                                                     31,683
                                                                                                    ===========
Common stock returned for
cancellation on debt forgiveness         (4,065,820)                     (369,990)

Preferred stock returned for
cancellation on debt forgiveness                              (595)      (595,000)

Accrued liabilities settled through
the issuance of common stock                469,346                        38,956

Common stock issued for services          2,547,229                       208,750
                                        -----------    -----------    -----------    -----------                      -----------
Balance as of June 30, 2007               8,776,837            105     41,549,246    (42,309,459)                      (1,064,014)
                                        ===========    ===========    ===========    ===========                      ===========







          The accompanying notes are an integral part of these interim consolidated financial statements.



THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                                                        2007          2006
                                                                                    --------   -----------
                                                                                           $             $
Cash flows from operating activities
    Net income (loss)                                                                 67,197    (1,335,929)

    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    216,097       263,707
    Amortization of deferred financing costs                                         246,256       287,610
    Mark-to-market of derivatives                                                   (341,851)     (135,656)
    Loss on extinguishment of debt                                                   168,783       689,858
    Gain on reversal of embedded derivative                                             --        (388,263)
    Write down of property and equipment                                               3,443          --
    Decrease (increase) in accounts receivable                                      (485,875)      322,105
    Decrease (increase) in prepaid expenses                                         (128,194)       62,126
    Increase in accounts payable                                                     457,248       151,404
    Debt forgiveness                                                                (713,884)      (78,062)
    Common stock issued for services                                                 208,750          --
                                                                                    --------   -----------
    Net cash used in operating activities                                           (302,030)     (161,100)

Cash flows from investing activities
    Purchase of property and equipment                                               (33,349)       (8,023)
    Cash received on disposal of other asset                                            --          66,920
    Cash payment for acquisition net of cash acquired and related costs                 --      (1,252,091)
                                                                                    --------   -----------
    Net cash used in investing activities                                            (33,349)   (1,193,194)
                                                                                    --------   -----------
Cash flows from financing activities
    Proceeds from revolving financing facility                                       234,846       303,234
    Deferred financing costs incurred                                               (146,637)     (121,696)
    Proceeds from issuance of debenture                                              400,000     1,959,750
    Repayment of long-term debt                                                      (67,358)     (306,574)
                                                                                    --------   -----------
    Net cash provided by financing activities                                        420,851     1,834,714
                                                                                    --------   -----------
Effect of foreign currency exchange rate changes                                      20,028          (652)
                                                                                    --------   -----------
Net increase in cash                                                                 105,500       479,768
Cash
    Beginning of period                                                              114,041       123,056
                                                                                    --------   -----------
    End of period                                                                    219,541       602,824
                                                                                    ========   ===========

SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                                    222,212       161,964
                                                                                    ========   ===========
    Income taxes paid                                                                  3,841        11,194
                                                                                    ========   ===========


SUPPLEMENTAL NON-CASH ITEMS: (see note 16)





          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)


1.   MANAGEMENT'S INTENTIONS AND GOING CONCERN

     Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Thinkpath Inc.' (the "Company") ability to continue as a going concern for a reasonable period of time. These conditions and events include significant recurring operating losses and working capital deficiencies. At June 30, 2007, the Company had a deficit of $42,309,459 and has suffered recurring losses from operations.

     With insufficient working capital from operations, the Company's primary source of cash is a $4,000,000 financing facility with Laurus Master Fund, Ltd. ("Laurus"). At June 30, 2007, the balance on the facility was $3,622,176 (note 9). The facility consists of a revolving line of credit based on 90% of eligible accounts receivable which matures on June 27, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3%.

     As at August 17, 2007, management's plans to mitigate and alleviate its operating losses and working capital deficiencies include:

     a) Raise additional working capital via a financing comprised of equity or convertible debt;
     b)   Ongoing cost cutting measures as required to maintain profitability;
     c) Continued focus on securing customers with high growth potential, such as those in the aerospace and defense industries; and,
     d) Complement organic growth with the acquisition of or merger with profitable engineering companies.

     Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs and will permit payments to certain vendors and interest payments on debt. Despite its negative working capital and deficit, the Company believes that its management has developed a business plan that if successfully implemented could substantially improve the Company's operational results and financial condition. However, the Company can give no assurances that its current cash flows from operations, if any, borrowings available under its financing facility with Laurus and proceeds from the sale of securities, will be adequate to fund its expected operating and capital needs for the next twelve months. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results, and the closing of new financing, all of which are subject to substantial uncertainties. Cash flows from operations for the next twelve months will be dependent, among other factors, upon the effect of the current economic slowdown on sales, the impact of the restructuring plan and management's ability to implement its business plan. The failure to return to profitability and optimize operating cash flows in the short term, and close alternate financing, could have a material adverse effect on the Company's liquidity position and capital resources.


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)


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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)




     The Company recognizes revenue on time-and-materials contracts to the extent of billable rates times hours delivered, plus expenses incurred. For fixed price contracts within the scope of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"), revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs or upon delivery of specific products or services, as appropriate. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized as earned according to contract terms as the service is provided. The Company provides its customers with a number of different services that are generally documented through separate negotiated task orders that detail the services to be provided and the compensation for these services. Services rendered under each task order represent an independent earnings process and are not dependent on any other service or product sold. The Company recognizes revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned, which may be fixed or performance-based. The Company considers fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract, which generally corresponds to the timing of contractual billings. The Company records provisions for estimated losses on uncompleted contracts in the period in which those losses are identified.

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

     j) Goodwill

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment.

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

     k) Income Taxes

     The Company accounts for income tax under the provision of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statement or tax returns.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



     l)  Foreign Currency

     The Company is a foreign private issuer and maintains its books and records of its Canadian companies in Canadian dollars (their functional currency). The financial statements of the Canadian companies are converted to US dollars as the Company has elected to report in US dollars consistent with Regulation S-X, Rule 3-20. The translation method used is the current rate method which is the method mandated by SFAS No. 52, "Foreign Currency Translations", where the functional currency is the foreign currency. Under the current method all assets and liabilities are translated at the current rate, stockholders' equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

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

     In August 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144, effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial condition.

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

     p) Accounting for Stock-Based Compensation

     Effective January 1, 2006, the Company's stock based employee compensation plans are accounted for in accordance with the recognition and measurement provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"). See note 3 (c) for further details.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



     r) Recent Pronouncements

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable. SFAS No. 154 requires that changes in depreciation, amortization, or depletion methods for long-lived, non-financial assets must be accounted for as a change in accounting estimate due to a change in accounting principle. By enhancing the consistency of financial information between periods, the requirements of FASB 154 improves financial reporting. FASB 154 replaces APB Opinion No. 20 and FASB 3. FASB 154 carries forward many provisions of Opinion 20 and FASB 3 without change including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. FASB 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 allows any hybrid financial instrument that contains an embedded derivatives that otherwise would require bifurcation under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The company is currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on its consolidated financial statements.

     In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140". This statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer's financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates;
     (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method-Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method-Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.


     In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that FIN 48 will have on its financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("FAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of the 2009 fiscal year. The Company is currently evaluating the impact that FAS 157 will have on its financial statements.


     In September 2006, the Securities and Exchange Commission (The "SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of the 2007 fiscal year. The company does not expect the adoption of SAB 108 to have a significant impact on its financial statements.


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

     In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FASB Staff Position ("FSP") addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". The guidance in this FSP amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities" , and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles ("GAAP") without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP.


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


     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of the 2008 fiscal year. The Company is currently evaluating the impact that FAS 159 will have on its financial statements.

     In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities," ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

     s) Advertising Costs

     Advertising costs are expensed as incurred.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)




     3.      STOCK OPTION PLANS


                                                                                 WEIGHTED AVERAGE
                                                                      OPTIONS      EXERCISE PRICE
                                                                      -------      --------------

     a)  Options outstanding at December 31, 2005                   1,864,659             $.19
                                                                    =========
          Options forfeited during the year                          (25,000)            $0.27
          Options expired during the year                                (87)           $3,470
          Options granted during the year                                  --
                                                                           --
          Options outstanding at December 31, 2006                  1,839,572             $.19
                                                                    =========
          Options forfeited during the period                              --
          Options expired during the period                                --
          Options granted during the period                                --
                                                                           --
          Options outstanding at June 30, 2007                      1,839,572             $.19
                                                                    =========


          Options exercisable December 31, 2006                     1,839,572             $.19
          Options exercisable June 30, 2007                         1,839,572             $.19
          Options available for future grant December 31, 2006        162,102
          Options available for future grant June 30, 2007            162,102



     b) Range of Exercise Prices at June 30, 2007

                                               WEIGHTED                          WEIGHTED
             EXERCISE       OUTSTANDING         AVERAGE          OPTIONS          AVERAGE
                PRICE           OPTIONS  REMAINING LIFE      EXERCISABLE   EXERCISE PRICE
                -----           -------  --------------      -----------   --------------

                $0.01         1,839,572            8.32        1,839,572            $0.19



     c) Change in Accounting Policy and Pro-forma net income

     At June 30, 2007, the Company had five stock-based employee compensation plans, which are described more fully in note 13(d). Effective January 1, 2006, the Company's plans are accounted for in accordance with the recognition and measurement provisions of Statement FAS 123, which replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25"), and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin ("SAB") No. 107, ("SAB 107"), which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

     Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



     While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123", was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

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

     There was no stock compensation expense for employee options recorded under FAS 123(R) in the Consolidated Statement of Operations for the three and six months ended June 30, 2007 and 2006. There was no stock compensation expense for employee options recorded under APB No. 25 in the Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006.

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

     There was no stock compensation expense related to non-employee options for the three and six months ended June 30, 2007 and 2006.

     On February 28, 2007, the exercise price of 379,572 options issued to Laurus on June 27, 2005 was amended from $.0001 to $0.01 per share. The options are exercisable at any time and in any amount and expire on June 27, 2015.

     There have been no options granted since 2005.


4.     ACQUISITIONS

     On June 30, 2006, the Company acquired The Multitech Group Inc. ("TMG"), an engineering services firm located in New Jersey, effective April 1, 2006. The purchase price of $2,798,750 was based on five times the audited 2005 EBIT of TMG and was payable as follows: thirty percent in cash for a total of $839,625; twenty per cent in a two year subordinated note of $559,750 bearing annual interest at US prime, payable quarterly and guaranteed by the Company; twenty-five per cent in the Company's common shares for a total consideration of $699,688 or 3,369,188 common shares; and, twenty-five per cent in the Company's preferred shares for a total consideration of $669,688 or 700 preferred shares which will be convertible into common shares after June 30, 2007. The acquisition was accounted for by the purchase method and the operations have been included in the consolidated operations from April 1, 2006.

     The net acquired assets were valued as follows:

     Current assets                                           $965,977
     Property and equipment                                    378,715
     Cash surrender value of life insurance                     13,291
     Customer lists                                            123,934
     Contracts                                                 489,294
     Liabilities assumed                                     (762,933)
                                                             ---------
                                                             1,208,278

     Less: consideration including                           3,103,540
                                                             ---------
     acquisition costs

     Goodwill                                               $1,895,262
                                                            ==========

     At December 31, 2006, the Company wrote off the goodwill of $1,895,262 allocated to the acquisition of TMG, for impairment based on reduced cash flow estimates.

     On April 19, 2007, we executed an agreement with the primary vendors of TMG which amended certain elements of the provision governing merger consideration (See note 11)

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)





5.     ACCOUNTS RECEIVABLE
                                                                   6/30/07                       12/31/06
                                                                   -------                       --------
                                                                         $                              $
     Accounts receivable                                         2,790,545                      2,366,916
     Less:  Allowance for doubtful accounts                      (125,443)                      (216,503)
                                                                 ---------                      ---------
                                                                 2,665,102                      2,150,413
                                                                 =========                      =========

     Allowance for doubtful accounts
     Balance, beginning of period                                  216,503                        201,876
     Provision                                                      17,523                         92,662
     Recoveries                                                  (108,583)                       (78,035)
                                                                 ---------                       --------
     Balance, end of period                                        125,443                        216,503
                                                                   =======                        =======



6.      PROPERTY AND EQUIPMENT
                                                              6/30/07                             12/31/06
                                            ---------------------------------------------   ---------------

                                                              ACCUMULATED
                                                   COST      AMORTIZATION            NET               NET
                                             --------------------------------------------------------------
                                                      $                 $              $                 $
     Furniture and equipment                    217,743           166,692         51,051            56,997
     Computer equipment and software          4,161,561         3,708,537        453,024           518,130
     Leasehold improvements                      45,139            35,600          9,539            15,156
     Automobile                                  43,425            43,425             --                --
                                                 ------            ------             --                --
                                              4,467,868         3,954,254        513,614           590,283
                                              =========         =========        =======           =======

     Property and equipment
      under capital lease included
      in the above                              152,312           104,394         47,918            37,105
                                                =======           =======         ======            ======


     Amortization of property and equipment for the six months ended June 30, 2007 amounted to $111,266, including amortization of property and equipment under capital lease of $15,408.

     Amortization of property and equipment for the year ended December 31, 2006 amounted to $312,189, including amortization of property and equipment under capital lease of $25,759.



7.      GOODWILL

     Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                                                      6/30/07     12/31/06
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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



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



8.    OTHER ASSETS
                                                6/30/07            12/31/06
                                                -------            --------
                                                      $                   $

     Deferred Financing Costs                   272,052             209,559
     Customer Lists                              72,291              92,949
                                                 ------              ------

     Total                                      344,343             302,508
                                                =======             =======

     Included in deferred financing costs are costs related to the Laurus Convertible Financing Facility that are being amortized over the three-year term of the debt, beginning July 1, 2005. Also included in deferred financing costs are costs related to the convertible debenture issued to Trafalgar Specialized Investment Fund (note 12) that are being amortized over twenty-six months beginning May 31, 2007. Customer lists relate to the acquisition of The Multitech Group Inc. (note 4) that are being amortized over three years, beginning April 1, 2006.

     Amortization of other assets for the six months ended June 30, 2007 amounted to $104,831. Amortization of other assets for the year ended December 31, 2006 amounted to $322,630.



9.   LAURUS REVOLVING NOTE (CONVERTIBILE FINANCING) FACILITY

     On June 27, 2005, the Company closed a $3,500,000 convertible financing facility with Laurus. The facility consisted of a secured convertible note ("Minimum Borrowing Note") based on 90% of eligible accounts receivable which matured on June 27, 2008 and bore interest at an annual rate equal to The Wall Street Journal prime rate plus 3% ("contract rate") but never less than 8%. At closing, the Company received $2,100,000 in proceeds from the facility based on its eligible accounts receivable ("formula amount") and an additional $1,000,000 ("overadvance") granted in excess of the formula amount. The overadvance bore interest at the prime rate as published by the Wall Street Journal plus 2% and held an expiration date of December 27, 2005. In the event that the overadvance was not repaid in full by this date, the interest rate was to increase by an additional 1% per month.

     Laurus had the option to convert the note into common stock at anytime all or any portion of the principal and interest and fees payable at a fixed conversion price as follows:

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



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

     As the embedded derivatives were not standard and are not publicly quoted, a combination of Black-Scholes methodologies and Monte Carlo simulations were used. Valuations were performed at each quarter end and the conversion option, warrants and options were each valued separately. For the valuation as of December 31, 2006 an assumption of 100% volatility was used and for the valuation at June 30, 2007, an assumption of 103% volatility was used.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     On June 30, 2006, Laurus modified the terms of the convertible financing facility and removed the convertibility option, the interest adjustment clause and the conversion adjustment clause. In addition, the Registration Rights Agreement was modified so that the liquidated damages that may be charged for failure to file a registration statement at 2% per month shall no longer exceed 20% of the total debt owed to Laurus. Further, the Registration Rights Agreement was modified such that there must be an effective registration statement for the common stock issued upon the exercise of options and warrants since the convertibility option was removed.

     The Company evaluated the modifications to the convertible financing facility under EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", ("EITF Issue No. 96-19") and EITF Issue No. 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", ("EITF Issue No. 7"). ETIF Issue No. 96-19 requires the debtor to determine whether the present value of the cash flows, including changes in the fair value of an embedded conversion option upon modification of a convertible debt instrument, under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. Moreover, this EITF specifies that changes in the fair value of embedded conversion options should be incorporated in this analysis. This is reiterated in EITF Issue No. 05-7. Using the methodology proposed in EITF Issue No. 96-19, the fair value as of June 30, 2006 of the embedded conversion option was $388,264 (value of the embedded conversion option less value of the interest adjustment clause) and the present value of the "old" and "new" financing was $1,726,425 and $1,451,862 respectively. The Company concluded that the difference in cash flows was 16% and therefore that the "old" financing was extinguished.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)


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

     On November 15, 2006, the Company executed an Omnibus Amendment No. 1 with Laurus, whereby Laurus agreed to postpone the December and January principal payments on the Term Note (note 11) to be paid instead on the Maturity Date of June 30, 2009. In addition, they agreed to increase the overadvance by $43,000 and extend the overadvance until December 31, 2007 with a repayment schedule beginning July 1, 2007. In consideration of these modifications, the Company issued 940,750 common stock purchase warrants to Laurus with an exercise price of $0.23 per share which expire on November 15, 2013. Laurus also agreed to waive any penalties for failure to file and effect a registration statement registering the shares underlying their common stock purchase warrants until March 1, 2007.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



     On February 28, 2007, the Company executed an Omnibus Amendment No. 2 with Laurus, whereby Laurus amended the terms of the term loan (Note 11), increased the over advance to $1,690,000 and increased the stated amount of the revolver note to $3,650,000. The agreement also amended the exercise price of the options issued in June 2005 and the warrants issued in June 2006 from $0.0001 to $0.01. On March 21, 2007, the Company executed an Omnibus Amendment No. 3 with Laurus, whereby the revolver note was increased to $4,000,000. Any principal indebtedness outstanding on the revolver in excess of $3,650,000 will bear interest at an annual rate equal to The Wall Street Journal prime rate plus 23% ("contract rate") but never less than 8%. In consideration of these modifications to the revolving facility, the Company issued 1,213,435 common stock purchase warrants to Laurus with an exercise price of $0.01 per share which expire on February 28, 2027.

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

     During the six months ended June 30, 2007, the Company amortized $126,507 of the initial value of the derivatives and embedded derivatives which are included in financing costs. During the year ended December 31, 2006, the Company amortized $465,471 of the initial value of the derivatives and embedded derivatives which are included in financing costs.

     VALUATION RESULTS
     -----------------


     DERIVATIVE                       6/30/07     12/31/06
                                      -------     --------

     Warrants                        $672,338     $747,848
     Options                         $ 35,206     $ 69,455
                                     --------     --------
                                     $707,544     $817,303
                                     ========     ========

     The mark to market of the derivatives including the embedded derivatives at June 30, 2007 was credited to financing costs in the amount of $62,593. The derivatives were marked to market at the end of each reporting period during the year ended December 31, 2006 with a credit to financing costs in the amount of $293,822.

     At the end of each period, the balance on the Laurus facility was as follows:

                                                     6/30/07          12/31/06
                                                     -------          --------
                                                           $                 $
     Principal balance revolving note              3,622,176         3,387,330
     Deferred Financing Costs                      (397,824)         (465,538)
                                                   ---------         ---------

     Total                                         3,224,352         2,921,792
                                                   =========         =========




10.  ACCOUNTS PAYABLE

     Included in accounts payable at the end of each period are the following:

                                                           6/30/07      12/31/06
                                                           -------      --------
                                                                 $             $
     Trade payables                                        427,585       410,912
     Accrued payroll and payroll liabilities               413,059       369,455
     Accrued bonuses                                        88,468        75,987
     Accrued professional fees                             187,001       361,269
     Registration Rights fee (Laurus)                      380,391            --
     Other                                                 416,643       275,600
                                                           -------       -------

                                                         1,913,147     1,493,223
                                                         =========     =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



11.  LONG-TERM DEBT

     i) June 30, 2007


     On February 28, 2007, the Company executed an Omnibus Amendment No. 2 with Laurus (note 9), whereby Laurus agreed to postpone the March 2007 through to August 2007 principal payments with the postponed principal to be amortized equally over the remaining term of the loan beginning September 1, 2007. In addition, the exercise price of the warrants issued with the loan in June 2006 was amended from $0.0001to $0.01 per share. In consideration of these modifications, the Company issued warrants to purchase up to 1,213,435 shares of the Company's common stock at $0.01 per share. The warrants expire on February 28, 2027.

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

     In accordance with EITF 96-19, the new debt must be accounted for at fair value. In order to fair value the new term loan, the effective rate of the convertible debenture issued by the Company on May 10, 2007 was calculated and the conversion option was extracted in order to obtain an effective rate of approximately 24%. The resulting loss of $168,784 including the write off of the value attributed to the warrants as of February 28, 2007 is included in financing costs in the consolidated statement of operations for the six months ended June 30, 2007.

     At June 30, 2007, the balance on the term loan due to Laurus was $1,272,727 with total interest in the amount of $55,577 paid during the six months ended June 30, 2007.

     On April 19, 2007, the Company executed an agreement with John and Cecelia Kennedy which amended certain elements of the provision governing merger consideration in Section 2.7 of the Agreement and Plan of Merger dated as of June 29, 2006 among the Company, The Multitech Group, Inc., the Kennedys and other parties. Pursuant to the terms of the agreement, the Kennedys returned for cancellation 4,065,820 common shares, 595 preferred shares and non-negotiable promissory notes in the aggregate amount of $475,788 issued upon execution of the Merger Agreement. The Kennedys also forgave accrued interest and penalties in the amount of $29,846. In consideration of these events, the Company issued a promissory note in the amount of $800,000 payable over 60 months beginning January 2008 and bearing interest at annual rate of 6%. These amendments resulted in debt forgiveness in the amount of $713,884 which is included in the Company's consolidated statement of earnings for the six months ended June 30, 2007.

     At June 30, 2007 the balance on the promissory note due to the Kennedys was $800,000 with accrued interest of $9,337 charged to interest expense in the consolidated statement of earnings.

     At June 30, 2007, the Company had three unsecured promissory notes outstanding to the other shareholders of TMG totaling $65,652. The notes bear interest at an annual rate equal to the Wall Street Journal prime rate and mature on June 30, 2008. The Company is making periodic payments on the notes as cash flow permits. Included in interest expense in the consolidated statement of operations for the six months ended June 30, 2007 is $5,952 in accrued but unpaid interest.

     At June 30, 2007, the Company held various capital leases in the amount of $12,666 secured by property and equipment with various payment terms and interest rates ranging from 17-18%. These leases mature between July 2007 and May 2009.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



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

     On June 30, 2006, the Company repaid the balance owing on an Small Business Administration loan held by TMG in the amount of $84,083 pursuant to the purchase agreement. This loan was personally guaranteed by the principal shareholders of TMG and collateralized by their personal residence and TMG's accounts receivables.

     On June 30, 2006, the Company repaid an Officer's Loan to the vendors of TMG in the amount of $349,624 with a cash payment of $100,000 and 1,202,009 shares of the Company's common stock, no par value per share, for consideration of $249,624.

     On June 30, 2006, Laurus issued the Company a secured term loan in the amount of $1,400,000 of which the proceeds were used to fund the acquisition of TMG. The loan is payable monthly starting October 1, 2006 in the amount of $42,424 per month. The loan bears interest at an annual rate equal to the Wall Street Journal prime rate plus 2%. The loan matures June 30, 2009. In connection with the financing, the Company issued Laurus a warrant to purchase up to 1,810,674 shares of the Company's common stock at $.0001 per share. Laurus is prohibited from selling any of the warrants until June 30, 2007 and thereafter is prohibited from selling an amount of shares in excess of 15% of the daily volume of trading of the Company's common stock on any day.

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

     On November 15, 2006, the Company executed an Omnibus Amendment No. 1 with Laurus (note 9), whereby Laurus agreed to postpone the December and January principal payments on the term note to be paid instead on the Maturity Date of June 30, 2009. The fair value of the warrants issued in consideration of this amendment was determined to be $74,839 and will be amortized over the remaining life of the term loan using the effective interest method.

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


                                                          6/30/07     12/31/06
                                                          -------     --------
                                                                $            $
     a) Included therein:

     Laurus Term Loan                                   1,272,727    1,315,151
     Promissory Note - Kennedys                           800,000           --
     Promissory Notes - TMG                                65,652      559,750
     Capital Leases                                        12,666        7,178
                                                           ------        -----
                                                        2,151,045    1,882,079

     Less:  deferred financing costs on
            Laurus Term Loan                              216,404      326,394
     Less:  current portion                               692,097      824,709
                                                          -------      -------

                                                        1,242,544      730,976
                                                        =========      =======

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)


     b) Future principal payment obligations as at June 30, 2007, were as follows:

                                              2007             271,693
                                              2008             828,015
                                              2009             571,329
                                              2010             159,996
                                              2011             159,996
                                              2012             160,016
                                                               =======
                                                             2,151,045

     c) Interest expense related to long-term debt for the six months ended June 30, 2007 was $92,101. Interest expense related to long-term debt for the year ended December 31, 2006 was $140,612.


12.    CONVERTIBLE DEBENTURE

     On May 10, 2007, the Company entered into a Securities Purchase Agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg with respect to the purchase of up to $8,000,000 in 12% convertible debentures convertible into common shares pursuant to Regulation S. The first debenture of $400,000 was issued by the Company on May 10, 2007 and is convertible at a 10% discount to the lowest of the daily volume weighted average price during the preceding 10 days and becomes due 2 years from its date of issuance. The Company also issued a Convertible Compensation Debenture Agreement, dated May 10, 2007 with respect to a debenture in the amount of $160,000 as a facility fee convertible under the same terms and also due 2 years from its date of issuance. In the event that Trafalgar fails to raise an additional minimum amount of $600,000 in convertible debentures, the Convertible Compensation Debenture Agreement will be cancelled. The Company also issued 250,000 shares of common stock, no par value, as consideration of a $20,000 facility fee. On August 13, 2007, the Company issued an additional 250,000 shares of common stock, no par value, as consideration of a second $20,000 facility fee.

     The debenture includes both a conversion option and foreign currency option that the Company has determined to be embedded derivatives under the guidance of FAS 133. Trafalgar has option to convert at any time into common shares at the conversion price equal to 90% of the volume weighted average price as quoted by Bloomberg for the 10 trading days preceding the conversion date. The initial value of this derivative was determined to be $44,444 and is offset against the debenture amount and will be amortized over the two year term of the debenture. The conversion option does not contain a fixed conversion price, but rather a fixed discount of 10%from the market price at the conversion date. Therefore, its value would not be expected to vary with movements in the market price of the Company's shares and its value would not normally vary significantly from its intrinsic value. Therefore, the conversion option has been valued at $44,444 both at the date of issue and at June 30, 2007.

     Upon redemption or conversion, the foreign currency clause protects Trafalgar from adverse movements in the spot US-EURO exchange rate between the date of issuance of the $400,000 and the redemption or conversion. The initial value of this derivative was determined to be $8,782 and is offset against the debenture amount and will be amortized over the two year term of the debenture. At June 30, 2007, the derivative was marked to market and the value was determined to be $9,931.

     At June 30, 2007 the debenture balance was as follows:

                                                                        6/30/07
                                                                        -------
                                                                              $
     Convertible Debenture                                              400,000
     Deferred Financing Costs                                          (49,132)
                                                                       --------

     Total                                                              350,868
                                                                        =======

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



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

     On April 19, 2007, the Company executed a debt restructuring agreement with John and Cecelia Kennedy, the primary Vendors of TMG, whereby they agreed to return for cancellation 4,065,820 shares of common stock, no par value.

     On May 10, 2007, the Company issued 250,000 shares of common stock, no par value, as consideration of a $20,000 facility fee pursuant to the Convertible Compensation Debenture Agreement entered into with Trafalgar Capital Specialized Investment Fund, Luxembourg. On August 13, 2007, the Company issued an additional 250,000 shares of common stock, no par value, as consideration of a second $20,000 facility fee.

     On May 14, 2007, the Company issued 240,000 shares of its common stock, no par value, to ROI Group LLC, a Delaware corporation for the provision of investor relations services on behalf of the Company for a period of twelve months. Pursuant to a services agreement, Company is also required to issue cash payments of $10,000 per month for the duration of the agreement.

     On May 18, 2007, the Company issued an aggregate of 469,346 shares of common stock, no par value, to five employees in consideration of $38,956 in bonus payments accrued at December 31, 2006.

     On May 18, 2007, the Company issued an aggregate of 972,892 shares of common stock, no par value, to three directors in consideration of $80,750 in director fees for services to be performed over the current year.

     On May 18, 2007, the Company issued 1,084,337 shares of common stock, no par value, to Bearcat Holdings Inc. in consideration of $90,000 for financial and advisory services to be performed over the current year.

     At June 30, 2007 the Company had a total of 8,776,837 shares of common stock issued and outstanding.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



c) Warrants

     For each of the periods presented, the following warrants for the purchase of one common share per warrant at the following prices per common share and expiry dates were outstanding:

               NUMBER OF WARRANTS
                                                      EXERCISE
         6/30/07             12/31/06          PRICE PER SHARE       EXPIRY DATE
     -------------- ----------------------- ------------------- ----------------
           500,000                 500,000               $0.41             2007
           100,000                 100,000               $1.20             2007
               124                     124             $200.00             2009
             2,400                   2,400              $87.50             2009
               229                     229               $1.25             2009
             1,714                   1,714              $87.50             2010
             2,857                   2,857              $43.75             2010
            13,333                  13,333               $3.75             2010
             9,083                   9,083               $1.25             2010
            47,388                  47,388               $1.25             2011
            62,500                  62,500               $1.00             2011
         1,050,000               1,050,000               $0.55             2011
         1,050,000               1,050,000               $0.60             2011
           940,750                 940,750               $0.23             2013
         1,810,674               1,810,674               $0.01             2016
           500,000                 500,000               $0.01             2026
         2,426,870                      --               $0.01             2027
     -------------- ----------------------- ------------------- ----------------

         8,517,922               6,091,052
     -------------- ----------------------- ------------------- ----------------


     A summary of changes to number of issued warrants is as follows:

     Outstanding at December 31, 2005                          2,839,861
                                                             -----------
     Issued                                                    3,251,424
     Cancelled                                                        --
     Exercised                                                        --
     Expired                                                        (233)
                                                            ------------
     Outstanding at December 31, 2006                          6,091,052
                                                           =============
     Issued                                                    2,426,870
     Cancelled                                                        --
     Exercised                                                        --
     Expired                                                          --
                                                           -------------
     Outstanding at June 30, 2007                              8,517,922
                                                           =============


     As disclosed in note 9, on January 26, 2006, the Company issued 500,000 additional common stock purchase warrants to Laurus with an exercise price of $0.01 per share and expire on January 26, 2012. On March 30, 2007, the expiration date of these warrants was amended to January 26, 2026.

     As disclosed in note 11, on June 30, 2006, the Company issued 1,810,674 common stock purchase warrants to Laurus with an exercise price of $.0001 per share and which expire on June 30, 2016. Laurus is prohibited from selling any of the warrants until June 30, 2007 and thereafter is prohibited from selling an amount of shares in excess of 15% of the daily volume of trading of the Company's common stock on any day. On February 28, 2007 the exercise price of these warrants was amended to $0.01 per share.

     As disclosed in note 9, on November 15, 2006, the Company issued 940,750 common stock purchase warrants to Laurus with an exercise price of $.23 per share and which expire on November 15, 2013.

     As disclosed in note 9, on February 28, 2007, the Company issued 2,426,870 common stock purchase warrants to Laurus with an exercise price of $.01 per share and which expire on February 28, 2027.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



     d) Stock Options

     The Company's Board of Directors and shareholders have approved the adoption of the 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option Plan and 2005 Stock Option Plan. Under the plans, a total of 2,001,674 options were authorized to be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. At June 30, 2007, 1,839,572 options remain outstanding and 162,102 options are available for future grant under all the plans. At December 31, 2006, 1,839,572 options remain outstanding and 162,102 options are available for future grant under all the plans.

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

     On February 28, 2007, the exercise price of 379,572 options issued to Laurus on June 27, 2005 was amended from $.0001 to $0.01 per share.


     e)  Preferred Stock

     On June 30, 2006, the Company issued 700 shares of Series D preferred stock to the Vendors of TMG for a total consideration of $669,689. The Series D preferred stock is convertible into common stock at the option of the holder, one year from issuance by dividing $669,689 by the market price of the Company's common stock prior to conversion.

     On April 19, 2007, the Company reached an agreement with the Vendors of TMG whereby 595 of the above 700 shares were returned for cancellation.

     At June 30, 2007, the Company had 105 shares of Series D preferred stock issued and outstanding.


14.  DEFERRED INCOME TAXES AND INCOME TAXES

     a) Deferred Income Taxes

     The components of the deferred tax liability benefit by source of temporary differences that gave rise to the benefit are as follows:

                                                           6/30/07     12/31/06
                                                           -------     --------
                                                                 $            $

     Losses available to offset future income taxes      7,639,000    7,543,000
     Deferred costs and customer lists                      33,000       33,000
     Share and debt issue costs                             28,000       12,000
     Property and equipment                                820,000      999,000
                                                           -------      -------
                                                         8,520,000    8,587,000

     Less:  valuation allowance                          8,520,000    8,587,000
                                                         ---------    ---------
                                                                --           --
                                                         =========    =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



     b)     Current Income Taxes

              Current income taxes consist of:
                                                     6/30/07           12/31/06
                                                     -------           --------
                                                           $                  $
     Amounts calculated at statutory rates            28,416        (1,938,583)
                                                      ------        -----------

     Permanent differences                            42,579          1,063,826
     Valuation allowance                            (67,154)            886,000
                                                    --------            -------
                                                    (24,575)          1,949,826
                                                    --------          ---------

     Current income taxes                              3,841             11,243
     Deferred income taxes                                --                 --
                                                          --                 --
     Income taxes                                      3,841             11,243
                                                       =====             ======


     Issue expenses totaling approximately $418,000 may be claimed at the rate of 20% per year until 2010. To the extent that these expenses create a loss, which are available to be carried forward for seven years for losses up to and including 2003 and for ten years commencing in 2004 from the year the loss is incurred. The Company has not reflected the benefit of utilizing non-capital losses totaling approximately $19,105,000, nor a capital loss totaling $750,000 in the future as a deferred tax asset as at June 30, 2007. As at the completion of the June 30, 2007 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.



15.  COMPREHENSIVE LOSS
                                                        6/30/07         12/31/06
                                                        -------         --------
                                                              $                $
     Net income (loss)                                   67,197      (4,857,713)
     Other comprehensive income (loss)
        Foreign currency translation adjustments       (35,514)         (78,827)
                                                       --------         --------

     Comprehensive income (loss)                         31,683      (4,936,540)
                                                         ======      ===========


     The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.


16.    SCHEDULE OF NON-CASH ITEMS PER STATEMENT OF CASH FLOW

     The Company issued common shares and preferred shares for the following:

                                                                 Six Months ended June 30, 2006
                                                                        2007        2006
                                                                        ----        ----
                                                                           $           $
     Common stock issued for liabilities                              38,956     249,624
     Common stock issued for services                                208,750
     Common stock returned for cancellation on debt forgiveness    (369,990)
     Preferred stock returned for cancellation on debt             (595,000)
     forgiveness
     Common stock issued for investment                                    -     763,000
     Preferred stock issued for investment                                 -     699,687
                                                                  ----------- -----------
                                                                   (717,284)   1,712,311
                                                                  =========== ===========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



17.     SEGMENTED INFORMATION


     a) Revenue and Gross Profit by Geographic Area

                                          Three Months Ended June 30,            Six Months Ended June 30,
                                             2007                2006             2007                2006
                                             ----                ----             ----                ----
                                                $                                                        $
     Revenue
       Canada                             307,588             406,321          579,227             839,230
       United States                    3,854,165           3,387,502        7,434,458           5,864,907
                                        ---------           ---------        ---------           ---------
                                        4,161,753           3,793,823        8,013,685           6,704,137
                                        =========           =========        =========           =========
     Gross Profit
       Canada                             108,654             128,189          228,616             280,923
       United States                    1,385,357           1,106,684        2,634,402           1,763,135
                                        ---------           ---------        ---------           ---------
                                        1,494,011           1,234,873        2,863,018           2,044,058
                                        =========           =========        =========           =========

     b) Net Income (Loss) by Geographic Area

                                          Three Months Ended June 30,            Six Months Ended June 30,
                                             2007                2006             2007                2006
                                             ----                ----             ----                ----
                                                $                                                        $
       Canada                           (826,932)           (939,721)      (1,267,030)         (1,092,730)
       United States                   1,083,257            (24,553)        1,334,227           (243,199)
                                        ---------            --------        ---------           ---------
                                          256,325           (964,274)           67,197         (1,335,929)
                                          =======           =========           ======         ===========


     c)   Identifiable Assets by Geographic Area
                                                                           6/30/07                12/31/06
                                                                           -------                --------
                                                                                 $                       $
     Canada                                                                791,344                 606,087
     United States                                                       5,569,356               5,043,290
                                                                         ---------               ---------
                                                                         6,360,700               5,649,377
                                                                         =========               =========



     d) Revenues from Major Customers and Concentration of Credit Risk

     The consolidated entity had the following revenues from major customers:

     For the six months ended June 30, 2007, one customer had sales of $1,738,554, representing approximately 22% of total revenue.

     For the six months ended June 30, 2006, one customer had sales of $634,855 representing approximately 9% of total revenue.

     e)  Purchases from Major Suppliers

     There were no significant purchases from major suppliers.


18.   SUBSEQUENT EVENTS

     Subsequent to June 30, 2007, the Company issued 140,123 shares of its common stock, no par value, to Trafalgar Specialized Investment Fund, Luxembourg, upon the conversion of $20,000 convertible debentures and interest.

     On August 13, 2007, the Company issued an additional 250,000 shares of its common stock, no par value, to Trafalgar Specialized Investment Fund as consideration of a second $20,000 facility fee.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



18.  COMMITMENTS AND CONTINGENCIES

     a) Lease Commitments

     Minimum payments under operating leases for premises occupied by the Company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at June 30, 2007, for the next five years are as follows:

                     2007         166,676
                     2008         213,256
                     2009         140,477
                     2010          99,112
                     2011              --
                                  -------

                                  619,521
                                  =======

     The lease commitments do not include an operating lease for premises in New York that the Company sub leased to Thinkpath Training LLC, the purchaser of the United States training division. Thinkpath Training LLC is a non-related company and its principal officer is the daughter of the Company's Chief Executive Officer, Declan French.

     In April 2006, the Company was notified by the purchaser that they had failed to meet their rent obligations and had accumulated rent arrears. The lessor filed a claim against Thinkpath Training LLC, the sub tenant, and the Company demanding that the rent arrears be paid and the premises vacated immediately. On June 1, 2006, a default judgment was awarded to the lessor and entered against the Company. On July 7, 2006, the Company's motion to vacate the default judgment was denied. On July 27, 2006, the court agreed to the Company's motion to renew and reargue its prior motion seeking to vacate the default judgment on August 23, 2006. Upon reargue on September 7, 2006, the court vacated the judgment and dismissed the petition. On September 21, 2006, the Company received notice from the landlord demanding payment of the current arrears of approximately $360,000 in unpaid rent and additional charges and its intent to commence legal proceedings against the Company in the event that such payment is not made. In March 2007, the Lessor filed a motion for summary judgment. The Company was granted an extension until September 2007, to have a hearing on this motion. The Company continues to defend this claim vigorously, although it is also working to reach a settlement with the Lessor. At June 30, 2007, the Company has accrued $100,000 related to this claim.

     The lease commitments do not include an operating lease for premises located in Brampton, Ontario that were vacated in February 2007. The Company has not made any payments on this lease since November 2006 and will attempt to negotiate a settlement with the landlord for early termination. The Company may be liable for a lease balance of $173,913 which expires April 2008. The Company relocated its Canadian operations to Toronto, Ontario and entered a short-term sub lease which expires June 30, 2007 with an option to renew for an indeterminate period. At June 30, 2007, the Company has accrued $45,000 in rent expense to cover the period from November 2006 until February 2007.

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


19.     FINANCIAL INSTRUMENTS

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT JUNE 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)



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


20.    COMPARATIVE FIGURES

     Certain figures in the June 30, 2006 financial statements have been reclassified to conform to the basis of presentation used at June 30, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Thinkpath Inc. contained elsewhere in this Quarterly Report on Form 10-QSB. The statements contained in this Form 10-QSB that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including statements regarding Thinkpath Inc.'s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Thinkpath Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB are based on information available to Thinkpath Inc. on the date hereof, and Thinkpath Inc. assumes no obligation to update any such forward-looking statement. It is important to note that Thinkpath Inc.'s actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form 10-QSB are in United States dollars unless otherwise indicated. Unless otherwise indicated, all reference to "Thinkpath," "us," "our," and "we" refer to Thinkpath Inc. and its subsidiaries.


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


                      STATEMENTS OF OPERATIONS--PERCENTAGES
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                            Three Months Ended      Six Months Ended
                                                                      June 30,              June 30,
                                                             2007         2006      2007        2006
                                                             -----        ----      ----        ----
                                                                 %           %         %           %

REVENUE                                                       100         100       100         100

COST OF SERVICES                                               64          67        64          70
                                                               --          --        --          --
GROSS PROFIT                                                   36          33        36          30
EXPENSES
  ADMINISTRATIVE                                               18          23        18          22
  SELLING                                                      12          12        12          14
  DEPRECIATION AND AMORTIZATION                                 3           5         3           4
  WRITE DOWN OF PROPERTY AND EQUIPMENT                          0           0         0           0
  FINANCING COSTS                                               2           15        1            7
  DEBT FORGIVENESS                                            (17)         (2)       (9)         (1)
                                                              ----         ---       ---         ---

INCOME (LOSS) BEFORE INTEREST CHARGES AND INCOME TAXES         18         (20)       11         (16)

  INTEREST CHARGES                                             12            4       10            5
                                                               --            -       --            -

INCOME (LOSS) BEFORE INCOME TAXES                               6         (24)        1         (21)

INCOME TAXES                                                    0            0        0            0
                                                                -            -        -            -

NET INCOME (LOSS)                                               6         (24)        1         (21)
                                                                =         ====        -         ====

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

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

For the three months ended June 30, 2007 we derived 93% of our revenue in the United States compared to 89% for the three months ended June 30, 2006. This increase is a result of both the increase in sales from one major customer based in the United States and the decline in project sales in Canada during the second quarter of 2007. Consolidated revenues for the three months ended June 30, 2007 increased by $370,000 or 10% to $4,160,000 as compared to $3,790,000 for the same period last year. This increase is largely attributable to the increase in sales from one major customer from $305,000 or 8% of total revenue to $1,250,000 or 30% of total revenue.

COSTS OF SERVICES
The direct costs of engineering services include wages, benefits, software training and project expenses. Costs of services for the three months ended June 30, 2007 increased by $110,000 or 4% to $2,670,000 as compared to $2,560,000 for the three months ended June 30, 2006. This increase is related to the aforementioned increase in revenue. As a percentage of revenue, the cost of services for the three months ended June 30, 2007 was 64% compared to 67% for the three months ended June 30, 2006.


GROSS PROFIT
Gross profit is calculated by subtracting all direct costs from net revenue. Gross profit for the three months ended June 30, 2007 increased by $260,000 or 21% to $1,490,000 as compared to $1,230,000 for the three months ended June 30, 2006. This increase is related to the increase in revenue. As a percentage of revenue, gross profit for the three months ended June 30, 2007 is 36% compared to 33% for the three months ended June 30, 2006. This increase is a result of substantial overtime hours billed during the three months ended June 30, 2007 which are charged to the customer at higher rates as well as the collection of a direct hardware/software fee on some projects.

EXPENSES
Total expenses for the three months ended June 30, 2007 decreased by 64% or $1,295,000 to $730,000 compared to $2,025,000 for the three months ended June 20, 2006. The significant reduction in 2007 is largely attributable to the cost cutting measures implemented in the first quarter as well as the offset of debt forgiveness in the amount of $710,000.

ADMINISTRATIVE EXPENSES
Administrative expenses decreased by $135,000 or 15% to $750,000 for the three months ended June 30, 2007 compared to $885,000 for the three months ended June 30, 2006. As a percentage of revenue, administrative expenses for the three months ended June 30, 2007 were 18% compared to 23% for the three months ended June 30, 2006. This decline is largely due to cost reductions that were implemented in February 2007 including a 20% salary reduction of the executive officers' salaries and the relocation of the corporate office in Toronto, Ontario resulting in savings of approximately $160,000 per annum in rent, telephone and associated expenses.

SELLING EXPENSES
Selling expenses for the three months ended June 30, 2007 increased by $50,000 to $510,000 as compared to $460,000 for the three months ended June 30, 2007. This increase is attributable to commissions paid to sales personnel on increased revenue and gross profit. As a percentage of revenue, selling expenses for the three months ended June 30, 2007 were 12% which is consistent with the same period in 2006.

DEPRECIATION AND AMORTIZATION
For the three months ended June 30, 2007, depreciation and amortization expenses decreased by $65,000, or 37%, to $110,000 compared to $175,000 for the three months ended June 30, 2006. Depreciation expense on property and equipment has decreased as many assets have either been fully amortized or written off as impaired at December 31, 2006. As a percentage of revenue, depreciation and amortization expense for the three months ended June 30, 2007 was 3% compared to 5% for the same period in 2006.

FINANCING COSTS AND MARK-TO-MARKET ADJUSTMENTS
On May 10, 2007, we entered into a Securities Purchase Agreement with Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar") with respect to the purchase of up to $8,000,000 in 12% convertible debentures convertible into common shares pursuant to Regulation S. The first debenture of $400,000 was issued on May 10, 2007 and is convertible at a 10% discount to the lowest of the daily volume weighted average price during the preceding 10 days and becomes due 2 years from its date of issuance. We also issued a Convertible Compensation Debenture Agreement, dated May 10, 2007 with respect to a debenture in the amount of $160,000 as a facility fee convertible under the same terms and also due 2 years from its date of issuance. In the event that Trafalgar fails to raise an additional minimum amount of $600,000 in convertible debentures, the Convertible Compensation Debenture Agreement will be cancelled. We also issued 250,000 shares of common stock, no par value, as consideration of a $20,000 facility fee.

The debenture includes both a conversion option and foreign currency option that we have determined to be embedded derivatives under the guidance of FAS 133. Trafalgar has option to convert at any time into common shares at the conversion price equal to 90% of the volume weighted average price as quoted by Bloomberg for the 10 trading days preceding the conversion date. The initial value of this derivative was determined to be $44,444 and is offset against the debenture amount and will be amortized over the two year term of the debenture. The conversion option does not contain a fixed conversion price, but rather a fixed discount of 10%from the market price at the conversion date. Therefore, its value would not be expected to vary with movements in the market price of the shares and its value would not normally vary significantly from its intrinsic value. Therefore, the conversion option has been valued at $44,444 both at the date of issue and at June 30, 2007.

Upon redemption or conversion, the foreign currency clause protects Trafalgar from adverse movements in the spot US-EURO exchange rate between the date of issuance of the $400,000 and the redemption or conversion. The initial value of this derivative was determined to be $8,782 and is offset against the debenture amount and will be amortized over the two year term of the debenture. At June 30, 2007, the derivative was marked to market and the value was determined to be $9,931.

During the three months ended June 30, 2007, we amortized approximately $4,000 of the initial value of the embedded derivatives attached to the convertible debenture.

During the three months ended June 30, 2007, we amortized $127,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. revolving debt facility and term loan. At June 30, 2007, the fair value of the derivatives and embedded derivatives were marked-to-market with $63,000 credited to financing costs.

During the three months ended June 30, 2006, we amortized $145,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. ("Laurus") convertible debt financing closed on June 27, 2005. At June 30, 2006, the fair value of the derivates and embedded derivatives were marked-to-market with a total of $130,000 charged to financing costs.


DEBT FORGIVENESS
On April 19, 2007, we executed an agreement with John and Cecelia Kennedy which amended certain elements of the provision governing merger consideration in
Section 2.7 of the Agreement and Plan of Merger dated as of June 29, 2006 among the Company, The Multitech Group, Inc., the Kennedys and other parties. Pursuant to the terms of the agreement, the Kennedys returned for cancellation 4,065,820 common shares, 595 preferred shares and non-negotiable promissory notes in the aggregate amount of $475,788 issued upon execution of the Merger Agreement. The Kennedy's also forgave accrued interest and penalties in the amount of $29,846. In consideration of these events, the Company issued a promissory note in the amount of $800,000 payable over 60 months beginning January 2008 and bearing interest at annual rate of 6%. These amendments resulted in debt forgiveness in the amount of $710,000.

On June 30, 2006 we reached a settlement with W. Terry Lyons with respect to the secured loan outstanding to him in the amount of $178,000 including accrued interest. In consideration of a monetary payment of $100,000 and execution of a Full and Final Release, Lyons released all rights and debt held by him and forgave the balance of the loan of $78,000 which is included in debt forgiveness.

INCOME (LOSS) BEFORE INTEREST CHARGES AND INCOME TAXES
For the three months ended June 30, 2007, income before interest charges and income taxes increased by $1,560,000 to income of $770,000 compared to a loss of $790,000 for the three months ended June 30, 2006

INTEREST CHARGES
For the three months ended June 30, 2007, interest charges increased by $350,000, or 219%, to $510,000 from $160,000 for the three months ended June 30, 2006.

Included in interest charges for the three months ended June 30, 2007 is $200,000 paid to Laurus on the term loan and revolver facility, $10,000 in interest on the outstanding TMG promissory notes, $10,000 in interest on capital leases and miscellaneous charges, and $10,000 in accrued interest on the convertible debenture balance at 12% per annum. Also included at June 30, 2007 is approximately $280,000 in accrued interest and penalties for failure to file and effect a registration agreement underlying the options and warrants of Laurus as per the Registration Rights Agreement executed in June 2005. Accumulated interest and penalties under this agreement had been waived by Laurus from the period October 2005 until March 1, 2007.

Included in the interest charges for the three months ended June 30, 2006 is $135,000 paid on the revolving facility and overadvance with Laurus, $25,000 on long-term debt and bank charges.

INCOME (LOSS) BEFORE INCOME TAXES
For the three months ended June 30, 2007, income before income taxes increased by $1,210,000 to income of $260,000 as compared to a loss of $950,000 for the three months ended June 30, 2006.

INCOME TAXES
Income taxes for the three months ended June 30, 2007 were $300 compared to $11,000 for the same period in 2006.

NET INCOME (LOSS)
For the three months ended June 30, 2007, net income increased by $1,220,000 to net income of $260,000 compared to a net loss of $960,000 for the three months ended June 30, 2006.

THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2006

REVENUE
For the six months ended June 30, 2007 we derived 93% of our revenue in the United States compared to 87% for the six months ended June 30, 2006. This increase is a result of both the increase in sales from one major customer based in the United States and the decline in project sales in Canada during 2007. Consolidated revenues for the six months ended June 30, 2007 increased by $1,310,000 or 20% to $8,010,000 as compared to $6,700,000 for the same period last year. This increase is largely attributable to the increase in sales from one major customer from $630,000 or 9% of total revenue to $1,740,000 or 22% of total revenue.

COSTS OF SERVICES
Costs of services for the six months ended June 30, 2007 increased by $490,000 or 11% to $5,150,000 as compared to $4,660,000 for the six months ended June 30, 2006. This increase is related to the aforementioned increase in revenue. As a percentage of revenue, the cost of services for the six months ended June 30, 2007 was 64% compared to 70% for the six months ended June 30, 2006.

GROSS PROFIT
Gross profit for the six months ended June 30, 2007 increased by $820,000 or 40% to $2,860,000 as compared to $2,040,000 for the six months ended June 30, 2006. This increase is related to the aforementioned increase in revenue. As a percentage of revenue, gross profit for the six months ended June 30, 2007 is 36% compared to 30% for the six months ended June 30, 2006. This increase is a result of substantial overtime hours billed during the six months ended June 30, 2007 which are charged to the customer at higher rates as well as the collection of a direct hardware/software fee on some projects.

EXPENSES
Total expenses for the six months ended June 30, 2007 decreased by 36% or $1,090,000 to $1,970,000 compared to $3,060,000 for the six months ended June 20, 2006. The significant reduction in 2007 is largely attributable to the cost cutting measures implemented in the first quarter as well as the offset of debt forgiveness in the amount of $710,000.

ADMINISTRATIVE EXPENSES
Administrative expenses decreased by $70,000 or 5% to $1,410,000 for the six months ended June 30, 2007 compared to $1,480,000 for the six months ended June 30, 2006. As a percentage of revenue, administrative expenses for the six months ended June 30, 2007 were 18% compared to 22% for the six months ended June 30, 2006. This decline is largely due to cost reductions that were implemented in February 2007 including a 20% salary reduction of the executive officer's salaries and the relocation of the corporate office in Toronto, Ontario resulting in savings of approximately $160,000 per annum in rent, telephone and associated expenses.

SELLING EXPENSES
Selling expenses for the six months ended June 30, 2007 increased by $40,000 or 4% to $980,000 as compared to $940,000 for the six months ended June 30, 2007. This increase is attributable to commissions paid to sales personnel on increased revenue and gross profit. As a percentage of revenue, selling expenses for the six months ended June 30, 2007 were 12% compared to 14% for the same period in 2006.

DEPRECIATION AND AMORTIZATION
For the six months ended June 30, 2007, depreciation and amortization expenses decreased by $45,000, or 17%, to $215,000 compared to $260,000 for the six months ended June 30, 2006. Depreciation expense on property and equipment has decreased as many assets have either been fully amortized or written off as impaired at December 31, 2006. As a percentage of revenue, depreciation and amortization expense for the six months ended June 30, 2007 was 3% compared to 4% for the same period in 2006.

WRITE DOWN OF PROPERTY AND EQUIPMENT
During the six months ended June 30, 2007, we wrote down property and equipment in the amount of approximately $3,000. The fair value of the impaired asset was generally estimated by discounting the expected future cash flows of the individual assets. Impairment was indicated by adverse change in market prices, current period cash flow losses combined with a history of losses, or a significant change in the manner in which the asset is to be used.

FINANCING COSTS AND MARK-TO-MARKET ADJUSTMENTS

On February 28, 2007, we executed an Omnibus Amendment No. 2 with Laurus, whereby Laurus agreed to postpone the March 2007 through to August 2007 principal payments on the term loan with the postponed principal to be amortized equally over the remaining term of the loan beginning September 1, 2007, increased the revolver over advance to $1,690,000 and increased the stated amount of the revolver note to $3,650,000. The agreement also amended the exercise price of the options issued in June 2005 and the warrants issued in June 2006 from $0.0001 to $0.01. On March 21, 2007, we executed an Omnibus Amendment No. 3 with Laurus, whereby the revolver note was increased to $4,000,000. Any principal indebtedness outstanding on the revolver in excess of $3,650,000 will bear interest at an annual rate equal to The Wall Street Journal prime rate plus 23% ("contract rate") but never less than 8%. In consideration of these modifications to the revolving facility, we issued to 2,426,870 common stock purchase warrants to Laurus with an exercise price of $0.01 per share which expire on February 28, 2027.

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

In accordance with EITF 96-19, the new debt must be accounted for at fair value. In order to fair value the new term loan, the effective rate of the convertible debenture issued to Trafalgar on May 10, 2007 was calculated and the conversion option was extracted in order to obtain an effective rate of approximately 24%. The resulting loss of $168,784 including the write off of the value attributed to the warrants as of February 28, 2007 is included in financing costs in the consolidated statement of operations for the six months ended June 30, 2007.

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

During the six months ended June 30, 2007, we amortized $240,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus revolving debt facility and term loan. At June 30, 2007, the fair value of the derivatives and embedded derivatives were marked-to-market with $63,000 credited to financing costs.

During the three months ended June 30, 2007, we amortized approximately $4,000 of the initial value of the embedded derivatives attached to the convertible debenture. At June 30, 2006, the fair value of the derivatives and embedded derivatives attached to the debenture were marked-to-market with a total of $1,150 charged to financing costs.

During the six months ended June 30, 2006, we amortized $145,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus convertible debt financing closed on June 27, 2005. At June 30, 2006, the fair value of the derivates and embedded derivatives were marked-to-market with a total of $130,000 charged to financing costs.

DEBT FORGIVENESS
Debt forgiveness for the six months ended June 30, 2007 includes $710,000 related to the restructuring of the debt obligations to John and Cecelia Kennedy.

Debt forgiveness for the six months ended On June 30, 2006 includes $78,000 related to the settlement of the debt obligation to W. Terry Lyons.

INCOME (LOSS) BEFORE INTEREST CHARGES AND INCOME TAXES
For the six months ended June 30, 2007, income before interest charges and income taxes increased by $1,900,000 to income of $890,000 compared to a loss of $1,010,000 for the six months ended June 30, 2006

INTEREST CHARGES
For the six months ended June 30, 2007, interest charges increased by $520,000, or 173%, to $820,000 from $300,000 for the six months ended June 30, 2006.

Included in interest charges for the six months ended June 30, 2007 is $380,000 paid to Laurus on the term loan and revolver facility, $25,000 in interest on the outstanding TMG promissory notes, $25,000 in interest on capital leases and miscellaneous charges, and $10,000 in accrued interest on the convertible debenture balance at 12% per annum. Also included at June 30, 2007 is approximately $380,000 in accrued interest and penalties for failure to file and effect a registration agreement underlying the options and warrants of Laurus as per the Registration Rights Agreement executed in June 2005.

Included in the interest charges for the six months ended June 30, 2006 is $245,000 paid on the revolving facility and overadvance with Laurus and $55,000 on long-term debt and bank charges.

INCOME (LOSS) BEFORE INCOME TAXES
For the six months ended June 30, 2007, income before income taxes increased by $1,390,000 to income of $70,000 as compared to a loss of $1,320,000 for the six months ended June 30, 2006.

INCOME TAXES
Income taxes for the six months ended June 30, 2007 were $4,000 compared to $20,000 for the same period in 2006.

NET INCOME (LOSS)
For the six months ended June 30, 2007, net income increased by $1,410,000 to net income of $70,000 compared to a net loss of $1,340,000 for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

With insufficient working capital from operations, our primary source of cash is a revolving note facility with Laurus.

On February 28, 2007, we executed an Omnibus Amendment No. 2 with Laurus, whereby the over advance was increased to $1,690,000 and the stated amount of the revolver note was increased to $3,650,000. In consideration of these modifications, the Company issued 2,426,870 common stock purchase warrants to Laurus with an exercise price of $0.01 per share expiring on February 28, 2027.

On March 21, 2007, we executed an Omnibus Amendment No. 3 with Laurus, whereby the revolver note was increased to $4,000,000. Any principal indebtedness outstanding on the revolver in excess of $3,650,000 will bear interest at an annual rate equal to The Wall Street Journal prime rate plus 23% ("contract rate") but never less than 8%.

At June 30, 2007, the principal balance on the revolving note facility was $3,622,176 including an overadvance position in the amount of $1,152,659.

At June 30, 2007, the balance on the term loan with Laurus was $1,272,727. Pursuant to the Omnibus Amendment No. 2, Laurus agreed to postpone the March 2007 through to August 2007 principal payments on the term note with the postponed principal to be amortized equally over the remaining term of the loan beginning September 1, 2007.

At June 30, 2007, we had $400,000 outstanding in a 12% convertible debenture to Trafalgar. Included in interest expense at June 30, 2007, is accrued interest of $7,000.

At June 30, 2007 the balance on the promissory note due to the Kennedys was $800,000 with accrued interest of $9,337 charged to interest expense in the consolidated statement of earnings.

At June 30, 2007, we had three unsecured promissory notes outstanding to the other shareholders of TMG totaling $65,652. The notes bear interest at an annual rate equal to the Wall Street Journal prime rate and mature on June 30, 2008. We are making periodic payments on the notes as cash flow permits.

At June 30, 2007, we held various capital leases in the amount of $12,666 secured by property and equipment with various payment terms and interest rates ranging from 17-18%. These leases mature between July 2007 and May 2009.

At June 30, 2007, we had cash of $220,000, a working capital deficiency of $3,090,000 and a cash flow deficiency from operations of $300,000. At June 30, 2006 we had cash of $600,000, a working capital deficiency of $1,790,000 and a cash flow deficiency from operations of $160,000.

At June 30, 2007, we had a cash flow deficiency from investing activities of $30,000 related to the purchase of property and equipment. At June 30, 2006 we had a cash flow deficiency from investing activities of $1,190,000 largely related to the acquisition of TMG.

At June 30, 2007 we had cash flow from financing activities of $420,000 largely attributable to proceeds from the revolving facility with Laurus of $230,000, proceeds of $400,000 from the sale of a convertible debenture less deferred costs of $150,000 and debt repayment of $60,000. At June 30, 2006 we had cash flow from financing activities of $1,830,000 largely attributable to proceeds from the revolving facility with Laurus of $300,000, a term note with Laurus of $1,400,000 and the issuance of promissory notes to the TMG vendors of $560,000 less deferred costs of $120,000 and long-term debt repayment of $310,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", ("SFAS No. 154") applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable. SFAS No. 154 requires that changes in depreciation, amortization, or depletion methods for long-lived, non-financial assets must be accounted for as a change in accounting estimate due to a change in accounting principle. By enhancing the consistency of financial information between periods, the requirements of FASB 154 improves financial reporting. FASB 154 replaces APB Opinion No. 20 and FASB 3. FASB 154 carries forward many provisions of Opinion 20 and FASB 3 without change including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. FASB 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 allows any hybrid financial instrument that contains an embedded derivatives that otherwise would require bifurcation under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. We are currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on our results of operations or financial position.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements. In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("FAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of the 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.
In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of the 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158") which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its consolidated balance sheet. Under SFAS 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. We are currently evaluating the impact that the adoption of SFAS 158 will have on our consolidated financial statements. In December 2006, the FASB issued FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements." This FASB Staff Position ("FSP") addresses an issuer's accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". The guidance in this FSP amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles ("GAAP") without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP.

For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted. Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted.
In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of the 2008 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities," ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. We do not expect the adoption of EITF 07-3 to have a material impact over the financial results.



CRITICAL ACCOUNTING ESTIMATES AND POLICIES

On December 12, 2001, the SEC issued FR-60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies", which encourages additional disclosure with respect to a company's critical accounting policies, the judgments and uncertainties that affect a company's application of those policies, and the likelihood that materially different amounts would be reported under different conditions and using different assumptions.

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

We recognize revenue on time-and-materials contracts to the extent of billable rates times hours delivered, plus expenses incurred. For fixed price contracts within the scope of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"), revenue is recognized on the percentage of completion method using costs incurred in relation to total estimated costs or upon delivery of specific products or services, as appropriate. For fixed price-completion contracts that are not within the scope of SOP 81-1, revenue is generally recognized as earned according to contract terms as the service is provided. We provide our customers with a number of different services that are generally documented through separate negotiated task orders that detail the services to be provided and the compensation for these services. Services rendered under each task order represent an independent earnings process and are not dependent on any other service or product sold. We recognize revenue on cost-plus contracts to the extent of allowable costs incurred plus a proportionate amount of the fee earned, which may be fixed or performance-based. We consider fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract, which generally corresponds to the timing of contractual billings. We record provisions for estimated losses on uncompleted contracts in the period in which those losses are identified. We consider performance-based fees under any contract type to be earned only when it can demonstrate satisfaction of a specific performance goal or it receive contractual notification from a customer that the fee has been earned. In all cases, we recognize revenue only when pervasive evidence of an arrangement exists services have been rendered, the contract price is fixed or determinable, and collection is reasonably assured.

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

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement requires us to evaluate the carrying value of goodwill and intangible assets based on assumptions and estimates of fair value and future cash flow information. These assumptions and estimates may differ from actual results. If different assumptions and estimates are used, carrying values could be adversely impacted, resulting in write-downs that could adversely affect our earnings.

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


FOREIGN CURRENCY TRANSLATION

The books and records of our Canadian operations are recorded in Canadian dollars. The financial statements are converted to US dollars as we have elected to report in US dollars consistent with Regulation S-X, Rule 3-20. The translation method used is the current rate method which is the method mandated by SFAS No. 52 "Foreign Currency Translation" where the functional currency is the foreign currency. Under the current method all assets and liabilities are translated at the current rate, stockholders' equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

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


RISK FACTORS

Investors should carefully consider the risks summarized below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or operating results could be seriously impaired. This section should be read in conjunction with the Financial Statements and Notes thereto, and Management's Discussion and Analysis or Plan of Operation contained in this Quarterly Report on Form 10-QSB.

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


RECENT EVENTS

Subsequent to June 30, 2007, we issued 140,123 shares of our common stock, no par value, to Trafalgar, upon the conversion of $20,000 convertible debentures and interest.

On August 13, 2007, we issued an additional 250,000 shares of common stock, no par value, to Trafalgar as consideration of a second $20,000 facility fee.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 promulgated under The Securities Exchange Act of 1934, as amended (The "Exchange Act"). This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.


(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls over financial reporting indentified in connection with the evaluation described above during the Company last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financing reporting.


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

In November 2002, we sold certain assets of our training division to Thinkpath Training LLC ("Thinkpath Training"). Pursuant to this agreement, Thinkpath Training assumed certain liabilities including the property lease in New York for this division which was to August 31, 2006. In April 2006, we were notified by the lessor that Thinkpath Training had failed to meet their rent obligations.

The lessor filed a claim against Thinkpath Training, the sub tenant, and Thinkpath Inc. demanding that the rent arrears be paid and the premises vacated immediately. On June 1, 2006, a default judgment was awarded to the lessor and entered against us. On July 7, 2006, our motion to vacate the default judgment was denied. On July 27, 2006, the court agreed to our motion to renew and reargue our prior motion seeking to vacate the default judgment on August 23, 2006. Upon reargue on September 7, 2006, the court vacated the judgment and dismissed the petition. On September 21, 2006, we received notice from the landlord demanding payment of the current arrears of approximately $360,000 in unpaid rent and additional charges and its intent to commence legal proceedings against us in the event that such payment is not made. In March 2007, the lessor filed a motion for summary judgment. We were granted an extension until September 2007, to have a hearing on this motion. We continue to defend this claim vigorously, although we are also working to reach a settlement with the lessor.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS


              On May 10, 2007, we entered into a Securities Purchase Agreement with Trafalgar with respect to the purchase of up to $8,000,000 in 12% convertible debentures convertible into common shares pursuant to Regulation S. The first debenture of $400,000 was issued on May 10, 2007 and is convertible at a 10% discount to the lowest of the daily volume weighted average price during the preceding 10 days and becomes due 2 years from its date of issuance. We also issued a Convertible Compensation Debenture Agreement, dated May 10, 2007 with respect to a debenture in the amount of $160,000 as a facility fee convertible under the same terms and also due 2 years from its date of issuance. In the event that Trafalgar fails to raise an additional minimum amount of $600,000 in convertible debentures, the Convertible Compensation Debenture Agreement will be cancelled. We also issued 250,000 shares of common stock, no par value, as consideration of a $20,000 facility fee.


         The proceeds from the sale of the convertible debenture were used to pay certain accrued liabilities and for working capital. The offering, which was made to non-U.S. residents only, was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation S promulgated thereunder.

        In addition, during the three months ended June 30, 2007, we sold unregistered securities as described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. The purchasers of the securities in such transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. The purchasers of the securities in the transactions below were each sophisticated investors who were provided information about us and were able to bear the risk of loss of their entire investment.

         On May 14, 2007, we issued 240,000 shares of our common stock, no par value, to ROI Group LLC, a Delaware corporation for the provision of investor relations services for a period of twelve months. Pursuant to a services agreement we are also required to issue cash payments of $10,000 per month for the duration of the agreement.

         On May 18, 2007, we issued an aggregate of 469,346 shares of common stock, no par value, to five employees in consideration of $38,956 in bonus payments accrued at December 31, 2006.

         On May 18, 2007, we issued an aggregate of 972,892 shares of common stock, no par value, to three directors in consideration of $80,750 in director fees for services to be performed over the current year.

         On May 18, 2007, we issued 1,084,337 shares of common stock, no par value, to Bearcat Holdings Inc. in consideration of $90,000 for financial and advisory services to be performed over the current year.

         We believe all of the above issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS


31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THINKPATH INC.


Dated: August 20, 2007       By: /s/ Declan French       By: /s/ Kelly Hankinson
                             ---------------------       -----------------------
                             Declan French               Kelly L. Hankinson
                             Chief Executive Officer     Chief Financial Officer

                                INDEX TO EXHIBITS


31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.