Form 10QSB
period 2007-09-30
THINKPATH INC
filed 2007-11-19
CIK 1070630

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

AS OF NOVEMBER 19, 2007 THERE WERE 9,839,802 SHARES OF THE ISSUER'S COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES | | NO |X|

                                 THINKPATH INC.

                  SEPTEMBER 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                          Number

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of September 30, 2007
         (unaudited) and December 31, 2006 ...............................   4-5
         Interim Consolidated Statements of Operations for the
         three and nine months ended September 30, 2007 and 2006 .........     6
         Interim Consolidated Statements of Changes in Stockholders'
         Equity for the nine months ended September 30, 2007 (unaudited)
         and the year ended December 31, 2006 ............................     7
         Interim Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2007 and 2006 ........................     8
         Notes to Interim Consolidated Financial Statements ..............  9-32

Item 2.  Management's Discussion and Analysis or Plan of Operation ....... 33-48

Item 3.  Controls and Procedures .........................................    49

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................    49

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......    50

Item 3.  Defaults Upon Senior Securities .................................    51

Item 4.  Submission of Matters to a Vote of Security Holders .............    51

Item 5.  Other Information ...............................................    51

Item 6.  Exhibits.........................................................    52

         Signatures.......................................................    53

ITEM 1.  FINANCIAL STATEMENTS

                                 THINKPATH INC.


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2007
                                   (UNAUDITED)

                        (AMOUNTS EXPRESSED IN US DOLLARS)

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                         9/30/2007   12/31/2006
                                                         ---------   ----------
                                                                 $            $

                                     ASSETS

CURRENT ASSETS
     Cash                                                   65,026      114,041
     Accounts receivable (note 5)                        2,220,782    2,150,413
     Prepaid expenses                                      212,479      132,814
                                                         ---------    ---------

                                                         2,498,287    2,397,268

PROPERTY AND EQUIPMENT (note 6)                            509,173      590,283

GOODWILL (note 7)                                        2,359,318    2,359,318

OTHER ASSETS (note 8)                                      280,898      302,508
                                                         ---------    ---------

                                                         5,647,676    5,649,377
                                                         =========    =========

          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                             9/30/2007       12/31/2006
                                                            -----------     -----------
                                                                      $               $
                                       LIABILITIES

CURRENT LIABILITIES
     Laurus revolving note (note 9)                           2,992,788       2,921,792
     Accounts payable (note 10)                               2,179,184       1,493,223
     Current portion of long-term debt (note 11)                814,191         824,709
     Convertible debenture (note 12)                            330,234              --
     Convertible financing - derivatives (note 12)               61,705              --
                                                              6,378,102       5,239,724
                                                            -----------     -----------

     LONG-TERM DEBT (note 11)                                 1,079,074         730,976
     CONVERTIBLE FINANCING - DERIVATIVES (note 9)               447,352         817,303
                                                            -----------     -----------

                                                              7,904,528       6,788,003
                                                            ===========     ===========

COMMITMENTS AND CONTINGENCIES (note 19)

                                STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK (note 13)                                      41,680,424      42,266,530

DEFICIT                                                     (42,827,624)    (42,376,656)

ACCUMULATED OTHER COMPREHENSIVE LOSS                         (1,109,652)     (1,028,500)
                                                            -----------     -----------

                                                             (2,256,852)     (1,138,626)
                                                            -----------     -----------

                                                              5,647,676       5,649,377
                                                            ===========     ===========

          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                Three Months Ended               Nine Months Ended
                                                                      September 30,                   September 30,
                                                              2007            2006            2007            2006
                                                              ----            ----            ----            ----
                                                                 $               $               $               $
REVENUE                                                  3,667,560       3,498,968      11,681,245      10,203,105

COST OF SERVICES                                         2,387,020       2,333,733       7,537,687       6,993,813
                                                       -----------     -----------     -----------     -----------

GROSS PROFIT                                             1,280,540       1,165,235       4,143,558       3,209,292
                                                       -----------     -----------     -----------     -----------

EXPENSES
     Administrative                                        710,298         750,360       2,125,103       2,229,443
     Selling                                               468,571         589,469       1,446,298       1,527,946
     Depreciation and amortization                         113,285         186,376         329,382         450,083
     Write down of property and equipment                      104              --           3,547              --
     Financing costs and mark-to-market adjustments        (41,694)        (38,277)         31,494         415,271
     Debt forgiveness                                           --              --        (713,884)        (78,062)
     Loss on Sale of Subsidiary                                 --          16,160              --          16,160
                                                       -----------     -----------     -----------     -----------
                                                         1,250,564       1,504,088       3,221,940       4,560,841
                                                       -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INTEREST CHARGES
     AND INCOME TAXES                                       29,976        (338,853)        921,618      (1,351,549)

     Interest Charges                                      533,292         150,214       1,353,896         454,409
                                                       -----------     -----------     -----------     -----------

LOSS BEFORE INCOME TAXES                                  (503,316)       (489,067)       (432,278)     (1,805,958)

     Income Taxes (note 14)                                 14,849        (105,562)         18,690         (86,524)
                                                       -----------     -----------     -----------     -----------

NET LOSS                                                  (518,165)       (383,505)       (450,968)     (1,719,434)
                                                       ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
     OUTSTANDING BASIC AND DILUTED                       9,504,715       9,940,669       9,131,459       6,491,494
                                                       ===========     ===========     ===========     ===========

NET LOSS PER WEIGHTED AVERAGE COMMON STOCK
     BASIC AND DILUTED                                       (0.05)          (0.04)          (0.05)          (0.26)
                                                       ===========     ===========     ===========     ===========

          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)
AND THE YEAR ENDED DECEMBER 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                       PREFERRED                                                  ACCUMULATED
                                       COMMON STOCK        STOCK      CAPITAL                                           OTHER
                                          NUMBER OF    NUMBER OF        STOCK                 COMPREHENSIVE     COMPREHENSIVE
                                             SHARES       SHARES      AMOUNTS      DEFICIT             LOSS              LOSS
                                       ------------    ---------   ----------  -----------    -------------     -------------
Balance as of December 31, 2005           4,738,322                40,486,219  (37,518,943)                          (949,673)
                                       ============    =========   ==========  ===========                      =============

Net loss for the year                            --                        --   (4,857,713)      (4,857,713)

Other comprehensive loss, net of tax:
  Foreign currency translation
  adjustments                                                                                       (78,827)          (78,827)
                                                                                              -------------

Comprehensive loss                                                                               (4,936,540)
                                                                                              =============

Common stock issued for acquisition       3,685,751                   763,000           --

Preferred stock issued for
  acquisition                                                700      699,687           --


Common stock issued for services            200,000                    68,000           --

Accrued liabilities settled through
  the issuance of common stock            1,202,009                   249,624           --
                                       ------------    ---------   ----------  -----------                      -------------
Balance as of December 31, 2006           9,826,082          700   42,266,530  (42,376,656)                        (1,028,500)
                                       ============    =========   ==========  ===========                      =============

Net income for the period                        --                        --    (450,968)         (450,968)

Other comprehensive loss, net of tax:
  Foreign currency translation
  adjustments                                                                                       (81,152)          (81,152)
                                                                                              -------------

Comprehensive income                                                                               (532,120)
                                                                                              =============

Common stock returned for
  cancellation on debt forgiveness       (4,065,820)                 (369,990)

Preferred stock returned for
  cancellation on debt forgiveness                          (595)    (595,000)

Warrants exercised                          594,928                    75,910

Conversion of convertible debenture
  to common stock                           218,037                    35,268

Accrued liabilities settled through
  the issuance of common stock              469,346                    38,956

Common stock issued for services          2,797,229                   228,750

                                       ------------    ---------   ----------  -----------                      -------------
Balance as of September 30, 2007          9,839,802          105   41,680,424  (42,827,624)                        (1,109,652)
                                       ============    =========   ==========  ===========                      =============

          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                         2007           2006
                                                                                         ----           ----
                                                                                            $              $
Cash flows from operating activities
    Net income (loss)                                                                (450,968)    (1,719,434)

    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     329,382        450,083
    Deferred income taxes                                                                  --       (107,711)
    Amortization of deferred financing costs                                          378,750        372,281
    Mark-to-market of derivatives                                                    (516,039)      (258,604)
    Loss on extinguishment of debt                                                    168,783        689,858
    Interest on convertible debenture                                                  28,363       (388,263)
    Write down of property and equipment                                                3,547             --
    Increase in accounts receivable                                                   (20,971)       (15,820)
    Increase in prepaid expenses                                                      (74,523)        (3,130)
    Increase in accounts payable                                                      653,132         30,586
    Debt forgiveness                                                                 (713,884)       (78,062)
    Common stock issued for services                                                  228,750        100,400
                                                                                   ----------     ----------
    Net cash provided by (used) in operating activities                                14,322       (927,816)
                                                                                   ----------     ----------

Cash flows from investing activities
    Purchase of property and equipment                                                (83,709)       (15,226)
    Cash received on disposal of other asset                                               --         66,920
    Cash payment for acquisition net of cash acquired and related costs                    --     (1,252,091)
                                                                                   ----------     ----------

    Net cash used in investing activities                                             (83,709)    (1,200,397)
                                                                                   ----------     ----------

Cash flows from financing activities
    Proceeds (repayment) from revolving financing facility                            (96,174)       593,471
    Deferred financing costs incurred                                                (146,637)      (125,271)
    Proceeds from issuance of debenture                                               400,000             --
    Proceeds from long-term debt                                                           --      1,959,750
    Repayment of long-term debt                                                      (155,083)      (314,472)
                                                                                   ----------     ----------

    Net cash provided by financing activities                                           2,106      2,113,478
                                                                                   ----------     ----------

Effect of foreign currency exchange rate changes                                       18,266          5,574
                                                                                   ----------     ----------

Net decrease in cash                                                                  (49,015)        (9,161)
Cash
    Beginning of period                                                               114,041        123,056
                                                                                   ----------     ----------
    End of period                                                                      65,026        113,895
                                                                                   ==========     ==========

SUPPLEMENTAL CASH ITEMS:
    Interest paid                                                                     627,765        454,409
                                                                                   ==========     ==========
    Income taxes paid                                                                  18,690         21,187
                                                                                   ==========     ==========

          The accompanying notes are an integral part of these interim consolidated financial statements.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

1.    MANAGEMENT'S INTENTIONS AND GOING CONCERN

      Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Thinkpath Inc.' (the "Company") ability to continue as a going concern for a reasonable period of time. These conditions and events include significant recurring operating losses and working capital deficiencies. At September 30, 2007, the Company had a deficit of $42,827,624 and has suffered recurring losses from operations.

      With insufficient working capital from operations, the Company's primary source of cash is a $4,000,000 financing facility with Laurus Master Fund, Ltd. ("Laurus"). At September 30, 2007, the balance on the facility was $3,291,156 (note 9). The facility consists of a revolving line of credit based on 90% of eligible accounts receivable which matures on October 31, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3%.

      As at November 19, 2007, management's plans to mitigate and alleviate its operating losses and working capital deficiencies include:

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

      r) Recent Pronouncements

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities," ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact over its financial results.

      s) Advertising Costs

      Advertising costs are expensed as incurred.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

3.    STOCK OPTION PLANS

                                                                                                   WEIGHTED
                                                                                                    AVERAGE
                                                                               OPTIONS       EXERCISE PRICE
                                                                               -------       --------------
      a)  Options outstanding at December 31, 2005                           1,864,659                 $.19
          Options forfeited during the year                                    (25,000)               $0.27
          Options expired during the year                                          (87)              $3,470
          Options granted during the year                                           --
          Options outstanding at December 31, 2006                            1,839,572                $.19
          Options forfeited during the period                                       --
          Options expired during the period                                         --
          Options granted during the period                                         --
          Options outstanding at September 30, 2007                          1,839,572                $.19

          Options exercisable December 31, 2006                              1,839,572                $.19
          Options exercisable September 30, 2007                             1,839,572                $.19
          Options available for future grant December 31, 2006                 162,102
          Options available for future grant September 30, 2007                162,102

      b)  Range of Exercise Prices at September 30, 2007

                                               Weighted                          Weighted
             Exercise       Outstanding         Average          Options          Average
                Price           Options  Remaining Life      Exercisable   Exercise Price
                -----           -------  --------------      -----------   --------------
                $0.01         1,839,572            8.07        1,839,572            $0.19

      c) Change in Accounting Policy and Pro-forma net income

      At September 30, 2007, the Company had five stock-based employee compensation plans, which are described more fully in note 13(d). Effective January 1, 2006, the Company's plans are accounted for in accordance with the recognition and measurement provisions of Statement FAS 123, which replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25"), and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin ("SAB") No. 107, ("SAB 107"), which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

      Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      There was no stock compensation expense for employee options recorded under FAS 123(R) in the Consolidated Statement of Operations for the three and nine months ended September 30, 2007 and 2006. There was no stock compensation expense for employee options recorded under APB No. 25 in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006.

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

      There was no stock compensation expense related to non-employee options for the three and nine months ended September 30, 2007 and 2006.

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

      The net acquired assets were valued as follows:

      Current assets                                           $965,977
      Property and equipment                                    378,715
      Cash surrender value of life insurance                     13,291
      Customer lists                                            123,934
      Contracts                                                 489,294
      Liabilities assumed                                     (762,933)
                                                             ----------
                                                              1,208,278

      Less: consideration including acquisition costs         3,103,540
                                                             ----------

      Goodwill                                               $1,895,262
                                                             ==========

      At December 31, 2006, the Company wrote off the goodwill of $1,895,262 allocated to the acquisition of TMG, for impairment based on reduced cash flow estimates.

      On April 19, 2007, the Company executed an agreement with the principal vendors of TMG which amended certain elements of the provision governing merger consideration (see Note 11).

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

5.    ACCOUNTS RECEIVABLE

                                                   9/30/07           12/31/06
                                                         $                  $
      Accounts receivable                        2,359,091          2,366,916
      Less: Allowance for doubtful accounts       (138,309)          (216,503)
                                                 ---------          ---------
                                                 2,220,782          2,150,413
                                                 =========          =========

      Allowance for doubtful accounts
      Balance, beginning of period                 216,503            201,876
      Provision                                     36,389             92,662
      Recoveries                                  (114,583)           (78,035)
                                                  --------            -------
      Balance, end of period                       138,309            216,503
                                                  =========          =========

6.    PROPERTY AND EQUIPMENT

                                                              9/30/07                             12/31/06
                                              ------------------------------------------         ---------
                                                              ACCUMULATED
                                                   COST      AMORTIZATION            NET               NET
                                                      $                 $              $                 $
     Furniture and equipment                    219,121           171,982         47,139            56,997
     Computer equipment and software          4,290,973         3,837,513        453,460           518,130
     Leasehold improvements                      45,139            36,567          8,572            15,156
     Automobile                                  43,425            43,425             --                --
                                              ---------         ---------        -------           -------
                                              4,598,658         4,089,487        509,171           590,283
                                              ---------         ---------        -------           -------

     Property and equipment
      under capital lease included in the
      above                                      79,696            46,194         33,502            37,105
                                              =========         =========        =======           =======

      Amortization of property and equipment for the nine months ended September 30, 2007 amounted to $161,110, including amortization of property and equipment under capital lease of $18,996.

      Amortization of property and equipment for the year ended December 31, 2006 amounted to $312,189, including amortization of property and equipment under capital lease of $25,759.

7.    GOODWILL

      Goodwill is the excess of cost over the value of assets acquired over liabilities assumed in the purchase of the subsidiaries. Goodwill has been allocated to reporting units as follows:

                                                                                       9/30/07     12/31/06
                                                                                       -------     --------
                                                                  ACCUMULATED
                                                 ACCUMULATED       IMPAIRMENT
                                      COST      AMORTIZATION           LOSSES              NET          NET
                                  ---------     ------------      -----------        ---------    ---------
                                          $                $                $                $            $
      Technical Publications &
      Engineering (Thinkpath US
      Inc.,  TBM Technologies
      Inc. and The Multitech
      Group Inc.)                  7,851,142          535,164        4,956,660        2,359,318    2,359,318
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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

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

8.    OTHER ASSETS

                                               9/30/07            12/31/06
                                               -------            --------
                                                     $                   $

      Deferred Financing Costs                 218,938             209,559
      Customer Lists                            61,960              92,949
                                               -------            --------
      Total                                    280,898             302,508
                                               =======            ========

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

      Amortization of other assets for the nine months ended September 30, 2007 amounted to $168,272. Amortization of other assets for the year ended December 31, 2006 amounted to $322,630.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

      In connection with the financing, the Company issued warrants to purchase up to 2,100,000 shares of its common stock with 1,050,000 at an exercise price of $0.55 per share and 1,050,000 at an exercise price of $0.60 per share. The warrants vested immediately and expire on June 27, 2011. On October 30, 2007, the exercise price of these warrants was amended to $0.01 per share. The Company also issued options to purchase up to 379,572 shares of its common stock, no par value per share, at an exercise price of $.0001 per share. The options vested immediately and expire on June 27, 2015. On February 28, 2007 the option price was amended from $0.0001 per share to $0.01 per share.

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

      As the embedded derivatives were not standard and are not publicly quoted, a combination of Black-Scholes methodologies and Monte Carlo simulations were used. Valuations were performed at each quarter end and the conversion option, warrants and options were each valued separately. For the valuation as of December 31, 2006 an assumption of 100% volatility was used and for the valuation at September 30, 2007, an assumption of 101% volatility was used.

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

                                                                   Weighted
           Tranche           Notional        Conversion Price       Average
           -------           --------        ----------------       -------
          Tranche 1         1,000,000              0.4              0.1290
          Tranche 2         1,000,000              0.5              0.1613
          Tranche 3         1,100,000              0.53             0.1881
                            ---------                              -------
            Total           3,100,000                               0.4784
                            =========                              =======

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      On October 30, 2007, the Company executed Omnibus Amendment No. 5 with Laurus, whereby Laurus agreed to postpone the repayment of the over advance on the revolver facility until April 1, 2008 and to extend the maturity date of the revolver and over advance until October 31, 2008. Laurus also agreed to forgive the accrued registration rights penalties of approximately $660,000 and waive additional penalties until March 31, 2008. Laurus provided a waiver to the company on the cash flow covenant for the period to date and amended the covenant to include allowable defaults of variable amounts based on the Company's cash flow projections. In consideration of the above amendments, the Company agreed to reprice the 2,100,000 warrants issued on June 27, 2005 to an exercise price of $0.01 per share. Laurus also required the Company to agree to apply 60% of any proceeds received from future equity raises to mandatory repayment of its debt. The Company also commited to register the shares underlying the remaining warrants and options held by Laurus no later than March 31, 2008.

      During the nine months ended September 30, 2007, Laurus exercised 594,928 warrants into shares of the Company's common stock. The warrants were marked to market until each exercise date and the appropriate amount transferred to equity upon exercise.

      During the nine months ended September 30, 2007, the Company amortized $283,790 of the initial value of the derivatives and embedded derivatives which are included in financing costs. During the year ended December 31, 2006, the Company amortized $465,471 of the initial value of the derivatives and embedded derivatives which are included in financing costs.

      Valuation Results


              Derivative                       9/30/07     12/31/06
              ----------                       -------     --------

              Warrants                        $421,320     $747,848
              Options                          $26,032      $69,455
                                              --------     --------
                                              $447,352     $817,303
                                              --------     --------

      The mark to market of the derivatives including the embedded derivatives at September 30, 2007 was credited to financing costs in the amount of $249,012. During the nine months ended September 30, 2007, the derivatives were marked to market at the end of each reporting period with a credit to financing costs in the amount of $592,012. The derivatives were marked to market at the end of each reporting period during the year ended December 31, 2006 with a credit to financing costs in the amount of $293,822.

      At the end of each period, the balance on the Laurus facility was as follows:

                                                  9/30/07          12/31/06
                                                  -------          --------
                                                        $                 $
      Principal balance revolving note          3,291,156         3,387,330
      Deferred Financing Costs                   (298,368)         (465,538)
                                                ---------         ---------
      Total                                     2,992,788         2,921,792
                                                =========         =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

10.   ACCOUNTS PAYABLE

      Included in accounts payable at the end of each period are the following:

                                                       9/30/07       12/31/06
                                                       -------       --------
                                                             $              $
      Trade payables                                   184,093        410,912
      Accrued payroll and payroll liabilities          543,422        369,455
      Accrued bonuses                                   98,214         75,987
      Accrued professional fees                        353,741        361,269
      Registration Rights fee (Laurus)                 660,734             --
      Other                                            338,980        275,600
                                                     ---------      ---------
                                                     2,179,184      1,493,223
                                                     =========      =========

11.  LONG-TERM DEBT

      i) September 30, 2007

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

      In accordance with EITF 96-19, the new debt must be accounted for at fair value. In order to fair value the new term loan, the effective rate of the convertible debenture issued by the Company on May 10, 2007 was calculated and the conversion option was extracted in order to obtain an effective rate of approximately 24%. The resulting loss of $168,784 including the write off of the value attributed to the warrants as of February 28, 2007 is included in financing costs in the consolidated statement of operations for the nine months ended September 30, 2007.

      At September 30, 2007, the balance on the term loan due to Laurus was $1,218,733 with total interest in the amount of $99,234 paid during the nine months ended September 30, 2007.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

      On April 19, 2007, the Company executed an agreement with John and Cecelia Kennedy which amended certain elements of the provision governing merger consideration in Section 2.7 of the Agreement and Plan of Merger dated as of June 29, 2006 among the Company, The Multitech Group, Inc., the Kennedys and other parties. Pursuant to the terms of the agreement, the Kennedys returned for cancellation 4,065,820 common shares, 595 preferred shares and non-negotiable promissory notes in the aggregate amount of $475,788 issued upon execution of the Merger Agreement. The Kennedys also forgave accrued interest and penalties in the amount of $29,846. In consideration of these events, the Company issued a promissory note in the amount of $800,000 payable over 60 months beginning January 2008 and bearing interest at annual rate of 6%. These amendments resulted in debt forgiveness in the amount of $713,884 which is included in the Company's consolidated statement of earnings for the nine months ended September 30, 2007.

      At September 30, 2007 the balance on the promissory note due to the Kennedys was $800,000 with accrued interest of $21,182 charged to interest expense in the consolidated statement of earnings.

      At September 30, 2007, the Company had three unsecured promissory notes outstanding to the other shareholders of TMG totaling $34,380. The notes bear interest at an annual rate equal to the Wall Street Journal prime rate and mature on June 30, 2008. The Company is making periodic payments on the notes as cash flow permits. Included in interest expense in the consolidated statement of operations for the nine months ended September 30, 2007 is interest on the promissory notes of $15,852.

      At September 30, 2007, the Company held various capital leases in the amount of $29,505 secured by property and equipment with various payment terms and interest rates ranging from 13-18%. These leases mature between April 2009 and August 2010.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

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

                                                            9/30/07     12/31/06
                                                            -------     --------
                                                                  $            $
      a) Included therein:

      Laurus Term Loan                                    1,218,733    1,315,151
      Promissory Note - Kennedys                            800,000           --
      Promissory Notes - TMG                                 34,380      559,750
      Capital Leases                                         29,505        7,178
                                                          ---------    ---------
                                                          2,082,618    1,882,079

      Less: deferred financing costs on Laurus Term Loan    189,353      326,394
      Less: current portion                                 814,191      824,709
                                                          ---------    ---------
                                                          1,079,074      730,976
                                                          =========    =========

      b) Future principal payment obligations as at September 30, 2007, were as follows:

                                              2007             182,142
                                              2008             836,994
                                              2009             580,699
                                              2010             162,771
                                              2011             159,996
                                              2012             160,016
                                                             ---------
                                                             2,082,618
                                                             =========

      c) Interest expense related to long-term debt for the nine months ended September 30, 2007 was $137,641. Interest expense related to long-term debt for the year ended December 31, 2006 was $140,612.

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

      The debenture includes both a conversion option and foreign currency option that the Company has determined to be embedded derivatives under the guidance of FAS 133. Trafalgar has option to convert at any time into common shares at the conversion price equal to 90% of the volume weighted average price as quoted by Bloomberg for the 10 trading days preceding the conversion date. The initial value of this derivative was determined to be $44,444 and is offset against the debenture amount and will be amortized over the two year term of the debenture. The conversion option does not contain a fixed conversion price, but rather a fixed discount of 10%from the market price at the conversion date. Therefore, its value would not be expected to vary with movements in the market price of the Company's shares and its value would not normally vary significantly from its intrinsic value. The conversion option was initially valued at $44,444. At September 30, 2007, the conversion option was marked to market and the value was determined to be $41,111.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

      Upon redemption or conversion, the foreign currency clause protects Trafalgar from adverse movements in the spot US-EURO exchange rate between the date of issuance of the $400,000 and the redemption or conversion. The initial value of this derivative was determined to be $8,782 and is offset against the debenture amount and will be amortized over the two year term of the debenture. At September 30, 2007, the derivative was marked to market and the value was determined to be $20,594.

      During the three months ended September 30, 2007, Trafalgar converted three principal amounts of $30,000 and accrued interest of $833 into shares of the Company's common stock. The derivatives were marked to market until the respective conversion dates and the relative portion of the fair value relating to the conversion was transferred into equity. The values of the principal and deferred charges attributed to the respective conversions were transferred to equity. The amortization period of the deferred charges were recalculated at each conversion date.

      During the nine months ended September 30, 2007, the Company amortized $10,082 of the initial value of the derivatives which are included in financing costs.

      At September 30, 2007 the debenture balance was as follows:

                                                                     9/30/07
                                                                     -------
                                                                           $
      Convertible Debenture                                          370,000
      Deferred Financing Costs                                       (39,766)
                                                                     -------
      Total                                                          330,234
                                                                     =======

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      On August 13, 2007, the Company issued 250,000 shares of common stock, no par value, to Trafalgar Capital Specialized Investment Fund as consideration of a second $20,000 facility fee.

      During the three months ended September 30, 2007, the Company issued 218,037 shares of common stock, no par value, to Trafalgar Capital Specialized Investment Fund upon conversion of $30,000 convertible debentures and interest.

      During the three months ended September 30, 2007, the Company issued 594,928 shares of common stock, no par value, to Laurus upon the exercise of 594,928 warrants.

      At September 30, 2007 the Company had a total of 9,839,802 shares of common stock issued and outstanding.

      c) Warrants

      For each of the periods presented, the following warrants for the purchase of one common share per warrant at the following prices per common share and expiry dates were outstanding:

      Number of warrants                 Exercise price per
                 9/30/07     12/31/06                 share    Expiry date
     ---------------------------------------------------------------------
                 500,000      500,000                 $0.41           2007
                 100,000      100,000                 $1.20           2007
                     124          124               $200.00           2009
                   2,400        2,400                $87.50           2009
                     229          229                 $1.25           2009
                   1,714        1,714                $87.50           2010
                   2,857        2,857                $43.75           2010
                  13,333       13,333                 $3.75           2010
                   9,083        9,083                 $1.25           2010
                  47,388       47,388                 $1.25           2011
                  62,500       62,500                 $1.00           2011
               1,050,000    1,050,000                 $0.55           2011
               1,050,000    1,050,000                 $0.60           2011
                 940,750      940,750                 $0.23           2013
               1,715,746    1,810,674                 $0.01           2016
                      --      500,000                 $0.01           2026
               2,426,870           --                 $0.01           2027
     ---------------------------------------------------------------------
               7,922,994    6,091,052
     ---------------------------------------------------------------------

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

      A summary of changes to number of issued warrants is as follows:

      Outstanding at December 31, 2005                         2,839,861
                                                               ---------
      Issued                                                   3,251,424
      Cancelled                                                       --
      Exercised                                                       --
      Expired                                                       (233)
                                                               ---------
      Outstanding at December 31, 2006                         6,091,052
                                                               =========
      Issued                                                   2,426,870
      Cancelled                                                       --
      Exercised                                                 (594,928)
      Expired                                                         --
                                                               ---------
      Outstanding at September 30, 2007                        7,922,994
                                                               =========

      As disclosed in note 9, on June 27, 2005, the Company issued to Laurus warrants to purchase up to 2,100,000 shares of its common stock with 1,050,000 at an exercise price of $0.55 per share and 1,050,000 at an exercise price of $0.60 per share. The warrants vested immediately and expire on June 27, 2011. On October 30, 2007, the exercise price of these warrants was amended to $0.01 per share.

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

      During the nine months ended September 30, 2007, the Company issued 594,928 shares of common stock to Laurus upon the exercise of 594,928 warrants.

      d) Stock Options

      The Company's Board of Directors and shareholders have approved the adoption of the 1998 Stock Option Plan, 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option Plan and 2005 Stock Option Plan. Under the plans, a total of 2,001,674 options were authorized to be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. At September 30, 2007, 1,839,572 options remain outstanding and 162,102 options are available for future grant under all the plans. At December 31, 2006, 1,839,572 options remain outstanding and 162,102 options are available for future grant under all the plans.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

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

      At September 30, 2007, the Company had 105 shares of Series D preferred stock issued and outstanding.

14.   DEFERRED INCOME TAXES AND INCOME TAXES

      a) Deferred Income Taxes

      The components of the deferred tax liability benefit by source of temporary differences that gave rise to the benefit are as follows:

                                                         9/30/07       12/31/06
                                                       ---------      ---------
                                                               $              $

      Losses available to offset future income taxes   8,095,000      7,543,000
      Deferred costs and customer lists                   33,000         33,000
      Share and debt issue costs                          36,000         12,000
      Property and equipment                             881,000        999,000
                                                       ---------      ---------
                                                       9,045,000      8,587,000

      Less:  valuation allowance                       9,045,000      8,587,000
                                                       =========      =========
                                                              --             --
                                                       =========      =========

      b) Current Income Taxes

      Current income taxes consist of:

                                                         9/30/07       12/31/06
                                                       ---------      ---------
                                                               $              $
      Amounts calculated at statutory rates             (172,911)    (1,938,583)
                                                       ---------      ---------
      Permanent differences                             (265,533)     1,063,826
      Valuation allowance                                457,134        886,000
                                                       =========      =========
                                                         191,601      1,949,826
                                                       =========      =========

      Current income taxes                                18,690         11,243
      Deferred income taxes                                   --             --
                                                       =========      =========
      Income taxes                                        18,690         11,243
                                                       =========      =========

      Issue expenses totaling approximately $393,000 may be claimed at the rate of 20% per year until 2010. To the extent that these expenses create a loss, which are available to be carried forward for seven years for losses up to and including 2003 and for ten years commencing in 2004 from the year the loss is incurred. The Company has not reflected the benefit of utilizing non-capital losses totaling approximately $20,236,000, nor a capital loss totaling $750,000 in the future as a deferred tax asset as at September 30, 2007. As at the completion of the September 30, 2007 financial statements, management believed it was more likely than not that the results of future operations would not generate sufficient taxable income to realize the deferred tax assets.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

15.   COMPREHENSIVE LOSS

                                                         9/30/07       12/31/06
                                                         -------       --------
                                                               $              $
      Net loss                                          (450,968)    (4,857,713)
      Other comprehensive loss
         Foreign currency translation adjustments        (81,152)       (78,827)
                                                        --------     ----------
      Comprehensive loss                                (532,120)    (4,936,540)
                                                        ========     ==========

      The foreign currency translation adjustments are not currently adjusted for income taxes since the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader.

16.   SCHEDULE OF NON-CASH ITEMS PER STATEMENT OF CASH FLOW

      The Company issued common shares and preferred shares for the following:

                                                                  Nine Months ended September 30,
                                                                             2007           2006
                                                                             ----           ----
                                                                                $              $
      Common stock issued for liabilities and services                    267,706        350,024
      Common stock returned for cancellation on debt forgiveness         (369,990)          --
      Preferred stock returned for cancellation on debt                  (595,000)          --
      forgiveness
      Common stock issued for investment                                       --        763,000
      Preferred stock issued for investment                                    --        699,687
                                                                   -----------------------------
                                                                         (697,284)     1,812,711
                                                                   =============================

17.   SEGMENTED INFORMATION

        a) Revenue and Gross Profit by Geographic Area

                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                             2007                2006             2007                2006
                                             ----                ----             ----                ----
                                                $                                                        $
     Revenue
       Canada                             287,518             419,949          866,805           1,259,179
       United States of America         3,379,982           3,079,019       10,814,440           8,943,926
                                        ---------           ---------       ----------          ----------
                                        3,667,500           3,498,968       11,681,245          10,203,105
                                        =========           =========       ==========          ==========
     Gross Profit
       Canada                             116,453             156,892          345,069             440,214
       United States of America         1,164,087           1,008,343        3,798,489           2,769,078
                                        ---------           ---------       ----------          ----------
                                        1,280,540           1,165,235        4,143,558           3,209,292
                                        =========           =========       ==========          ==========

      b) Net Income (Loss) by Geographic Area

                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                            2007                2006             2007                2006
                                            ----                ----             ----                ----
                                               $                                                        $
      Canada                            (707,202)           (406,208)      (1,974,232)         (1,490,542)
      United States of America           189,037              22,703        1,523,264            (228,892)
                                        --------            --------         --------          ----------
                                        (518,165)           (383,505)        (450,968)         (1,719,434)
                                        ========            ========         ========          ==========

      c) Identifiable Assets by Geographic Area

                                                 9/30/07                12/31/06
                                                 -------                --------
                                                       $                       $
      Canada                                     646,391                 606,087
      United States of America                 5,001,285               5,043,290
                                               ---------               ---------
                                               5,647,676               5,649,377
                                               =========               =========

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

      d) Revenues from Major Customers and Concentration of Credit Risk

      The consolidated entity had the following revenues from major customers:

      For the nine months ended September 30, 2007, one customer had sales of $3,470,117, representing approximately 30% of total revenue.

      For the nine months ended September 30, 2006, one customer had sales of $1,039,710 representing approximately 10% of total revenue.

      e) Purchases from Major Suppliers

      There were no significant purchases from major suppliers.

18.   SUBSEQUENT EVENTS

      On October 3, 2007 the Company entered into an agreement with Crucible Capital Group, Inc. granting Crucible the exclusive right as its consultant and financial advisors on a best efforts basis for a minimum term of three months. The Company agreed to issue monthly payments of $6,000 and options to purchase shares of the Corporation's common stock in the amount of $24,000 and to pay success fees upon completion of successful financings.

      On October 17, 2007, the Company signed back a lease proposal with its Toronto landlord for a three year lease in new space beginning January 1, 2008. The new monthly lease amount is estimated to be approximately $3,500.

      On October 30, 2007, the Company executed Omnibus Amendment No. 5 with Laurus Master Fund, Ltd. further amending its debt facilities. Laurus agreed to postpone the repayment of the over advance on the revolver facility until April 1, 2008 and to extend the maturity date of the revolver and over advance until October 31, 2008. Laurus also agreed to forgive the accrued registration rights penalties of approximately $660,000 and waive additional penalties until March 31, 2008. Laurus provided a waiver to the company on the cash flow covenant for the period to date and amended the covenant to include allowable defaults of variable amounts based on the Company's cash flow projections. In consideration of the above amendments, the Company agreed to reprice the 2,100,000 warrants issued on June 27, 2005 to an exercise price of $0.01 per share. The Company also agreed to apply 60% of any proceeds received from future equity raises to mandatory repayment of its debt and to register the shares underlying the remaining warrants and options held by Laurus no later than March 31, 2008.

      On November 7, 2007, the Company entered into an agreement with John and Cecelia Kennedy which effectively cancelled their three year employment agreements dated June 29, 2006 in consideration of a severance payment of $100,000 payable bi-weekly beginning January 1, 2008 for a period of twenty-four months, as well as payment of any earned 2007 bonuses and earned and unused 2007 vacation.

19.   COMMITMENTS AND CONTINGENCIES

      a) Lease Commitments

      Minimum payments under operating leases for premises occupied by the Company and its subsidiaries offices, located throughout Ontario, Canada and the United States, exclusive of most operating costs and realty taxes, as at September 30, 2007, for the next five years are as follows:

                     2007          78,325
                     2008         213,256
                     2009         140,477
                     2010          99,112
                     2011              --
                                  =======
                                  531,170
                                  =======

      The lease commitments do not include an operating lease for premises in New York that the Company sub leased to Thinkpath Training LLC, the purchaser of the United States training division. Thinkpath Training LLC is a non-related company and its principal officer is the daughter of the Company's Chief Executive Officer, Declan French.

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

      In April 2006, the Company was notified by the purchaser that they had failed to meet their rent obligations and had accumulated rent arrears. The lessor filed a claim against Thinkpath Training LLC, the sub tenant, and the Company demanding that the rent arrears be paid and the premises vacated immediately. On June 1, 2006, a default judgment was awarded to the lessor and entered against the Company. On July 7, 2006, the Company's motion to vacate the default judgment was denied. On July 27, 2006, the court agreed to the Company's motion to renew and reargue its prior motion seeking to vacate the default judgment on August 23, 2006. Upon reargue on September 7, 2006, the court vacated the judgment and dismissed the petition. On September 21, 2006, the Company received notice from the landlord demanding payment of the current arrears of approximately $360,000 in unpaid rent and additional charges and its intent to commence legal proceedings against the Company in the event that such payment is not made. In March 2007, the Lessor filed a motion for summary judgment. The Company was granted an extension until September 2007, to have a hearing on this motion. On September 26, 2007, the lessor was granted summary judgment and all parties were referred to a hearing to determine the amount of damages the lessor is entitled to. The date of this hearing is December 10, 2007. The Company is currently discussing its options with counsel, including the possibility of moving to reargue, appeal or offer of settlement. At September 30, 2007, the Company has accrued $100,000 related to this claim.

      The lease commitments do not include an operating lease for premises located in Brampton, Ontario that were vacated in February 2007. The Company has not made any payments on this lease since November 2006 and may be held liable for a lease balance of $173,913 which expires April 2008. The Company relocated its Canadian operations to Toronto, Ontario and entered a short-term sub lease which expires November 15, 2007, with an option to renew for an indeterminate period. At June 30, 2007, the Company has accrued $45,000 in rent expense to cover the period from November 2006 until February 2007.

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

THINKPATH INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)

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

21.   COMPARATIVE FIGURES

      Certain figures in the September 30, 2006 financial statements have been reclassified to conform to the basis of presentation used at September 30, 2007.

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


                      STATEMENTS OF OPERATIONS--PERCENTAGES
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                Three Months Ended            Nine Months Ended
                                                                      September 30,                September 30,
                                                                2007          2006          2007           2006
                                                                ----          ----          ----           ----
                                                                  %             %             %              %
REVENUE                                                          100           100           100            100

COST OF SERVICES                                                  65            67            65             69
GROSS PROFIT                                                      35            33            35             31
EXPENSES
  Administrative                                                  19            21            18             22
  Selling                                                         13            17            12             15
  Depreciation and amortization                                    3             5             3              4
  Write down of property and equipment                            --            --            --             --
  Financing costs                                                 (1)           (1)           --              4
  Debt forgiveness                                                --            --            (6)            (1)
                                                                ----          ----          ----           ----
INCOME (LOSS) BEFORE INTEREST CHARGES AND                          1            (9)            8            (13)
  INCOME TAXES

  Interest charges                                                15             4            12              5
                                                                ====          ====          ====           ====
INCOME (LOSS) BEFORE INCOME TAXES                                (14)          (13)           (4)           (18)

Income taxes                                                      --            (3)           --             (1)
                                                                ----          ----          ----           ----
NET LOSS                                                         (14)           (10)          (4)            (17)
                                                                ====          ====          ====           ====

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUE

Our revenue is comprised of engineering services including the complete planning, staffing, development, design, and implementation and testing of a project. It can also involve enterprise-level planning and project anticipation. Our specialized engineering services include: design, build and drafting, technical publications and documentation. We outsource our technical publications and engineering services on both a time and materials and project basis.

For the three months ended September 30, 2007 we derived 92% of our revenue in the United States compared to 88% for the three months ended September 30, 2006. This increase is a result of both the increase in sales from one major customer based in the United States and the decline in project sales in Canada during the current period. Consolidated revenues for the three months ended September 30, 2007 increased by $170,000, or 5%, to $3,670,000 as compared to $3,500,000 for the same period last year. This increase is largely attributable to the increase in sales from one major customer from $321,000, or 9%, of total revenue to $1,240,000, or 34%, of total revenue.

COSTS OF SERVICES

The direct costs of engineering services include wages, benefits, software training and project expenses. Costs of services for the three months ended September 30, 2007 increased by $60,000, or 3%, to $2,390,000 as compared to $2,330,000 for the three months ended September 30, 2006. This increase is related to the aforementioned increase in revenue. As a percentage of revenue, the cost of services for the three months ended September 30, 2007 was 65% compared to 67% for the three months ended September 30, 2006.

GROSS PROFIT

Gross profit is calculated by subtracting all direct costs from net revenue. Gross profit for the three months ended September 30, 2007 increased by $115,000, or 10%, to $1,280,000 as compared to $1,165,000 for the three months ended September 30, 2006. This increase is related to the increase in revenue. As a percentage of revenue, gross profit for the three months ended September 30, 2007 is 35% compared to 33% for the three months ended September 30, 2006. This increase is a result of substantial overtime hours billed during the three months ended September 30, 2007 which are charged to the customer at higher rates as well as the collection of a direct hardware/software fee on some projects.

EXPENSES

Total expenses for the three months ended September 30, 2007 decreased by $250,000, or 17%, to $1,250,000 compared to $1,500,000 for the three months ended September 30, 2006. The significant reduction in 2007 is largely attributable to the cost cutting measures implemented in the first quarter.

ADMINISTRATIVE EXPENSES

Administrative expenses decreased by $40,000, or 5%, to $710,000 for the three months ended September 30, 2007 compared to $750,000 for the three months ended September 30, 2006. As a percentage of revenue, administrative expenses for the three months ended September 30, 2007 were 19% compared to 21% for the three months ended September 30, 2006. This decline is largely due to cost reductions that were implemented in February 2007 including a 20% salary reduction of the executive officers' salaries and the relocation of the corporate office in Toronto, Ontario resulting in savings of approximately $160,000 per annum in rent, telephone and associated expenses.

SELLING EXPENSES

Selling expenses for the three months ended September 30, 2007 decreased by $120,000, or 20%, to $470,000 as compared to $590,000 for the three months ended September 30, 2007. This increase is attributable to the reduction in sales staff and corresponding commissions and travel expenses. As a percentage of revenue, selling expenses for the three months ended September 30, 2007 were 13% compared to 16% for the same period in 2006.

DEPRECIATION AND AMORTIZATION

For the three months ended September 30, 2007, depreciation and amortization expenses decreased by $80,000, or 42%, to $110,000 compared to $190,000 for the three months ended September 30, 2006. Depreciation expense on property and equipment has decreased as many assets have either been fully amortized or written off as impaired at December 31, 2006. As a percentage of revenue, depreciation and amortization expense for the three months ended September 30, 2007 was 3% compared to 5% for the same period in 2006.

FINANCING COSTS AND MARK-TO-MARKET ADJUSTMENTS

During the three months ended September 30, 2007, Laurus Master Fund, Ltd. ("Laurus") exercised 594,928 warrants into shares of our common stock. The warrants were marked-to-market at each exercise date with an amount of approximately $59,000 charged to financing costs.

During the three months ended September 30, 2007, we amortized approximately $127,000 of the initial value of the derivatives attached to the Laurus revolving debt facility and term loan which are included in financing costs.

At September 30, 2007, the fair value of the derivatives embedded in the Laurus debt instruments were marked-to-market with approximately $249,000 credited to financing costs.

During the three months ended September 30, 2007, Trafalgar Capital Specialized Investment Fund, Luxembourg ("Trafalgar") converted three principal amounts of $30,000 and accrued interest of approximately $800 into shares of our common stock. The derivatives were marked-to-market at each conversion date with approximately $9,000 charged to financing costs.

During the three months ended September 30, 2007, we amortized approximately $6,000 of the initial value of the embedded derivatives attached to the Trafalgar convertible debenture.

At September 30, 2007 the conversion option derivative and the foreign currency derivative on the Trafalgar convertible debenture were marked-to-market with approximately $6,000 charged to financing costs.

During the three months ended September 30, 2006, we amortized $85,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus debt financing closed on June 27, 2005. At the end of the quarter, the fair value of the derivates and embedded derivatives were marked-to-market with a total of $120,000 credited to financing costs.

LOSS ON SALE OF SUBSIDIARY

The consolidated statement of operations for the three months ended September 30, 2006 includes a loss on sale of subsidiary in the amount of $16,000. In July 2006, we were assessed by Canada Customs and Revenue Agency and required to pay Goods and Services Tax of approximately $16,000 on the sale of our Toronto IT recruitment division to Brainhuner.com Ltd. which occurred on June 27, 2003.

INCOME (LOSS) BEFORE INTEREST CHARGES AND INCOME TAXES

For the three months ended September 30, 2007, income before interest charges and income taxes increased by $370,000 to income of $30,000 compared to a loss of $340,000 for the three months ended September 30, 2006

INTEREST CHARGES

For the three months ended September 30, 2007, interest charges increased by $380,000, or 253%, to $530,000 from $150,000 for the three months ended September 30, 2006.

Included in interest charges for the three months ended September 30, 2007 is $210,000 paid to Laurus on the term loan and revolver facility, $10,000 in interest on the Kennedy's' promissory note, $20,000 in accrued interest on the convertible debenture balance, and $10,000 including the TMG promissory notes, capital leases and miscellaneous charges. Also included in the three months ended September 30, 2007 is approximately $280,000 in accrued interest and penalties for failure to file and effect a registration agreement underlying the options and warrants of Laurus as per the Registration Rights Agreement executed in June 2005.

Included in the interest charges for the three months ended September 30, 2006 is $120,000 paid on the revolving facility and term loan with Laurus, $10,000 on the TMG promissory notes and $20,000 on capital leases and bank charges.

LOSS BEFORE INCOME TAXES

For the three months ended September 30, 2007, loss before income taxes increased by $10,000, to a loss of $500,000 compared to a loss of $490,000 for the three months ended September 30, 2006.

INCOME TAXES

Income taxes for the three months ended September 30, 2007 were $15,000. Income taxes for the three months ended September 30, 2006 includes a revaluation of the deferred income tax liability of $107,000 which was offset by taxes paid of $2,000.

NET LOSS

For the three months ended September 30, 2007, net loss increased by $140,000, or 37%, to a loss of $520,000 compared to a loss of $380,000 for the three months ended September 30, 2006.

THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUE

For the nine months ended September 30, 2007 we derived 93% of our revenue in the United States compared to 88% for the nine months ended September 30, 2006. This increase is a result of both the increase in sales from one major customer based in the United States and the decline in project sales in Canada during 2007. Consolidated revenues for the nine months ended September 30, 2007 increased by $1,480,000, or 14%, to $11,680,000 as compared to $10,200,000 for the same period last year. This increase is largely attributable to the increase in sales from one major customer from $1,040,000, or 10%, of total revenue to $3,460,000 or 30% of total revenue.

COSTS OF SERVICES

Costs of services for the nine months ended September 30, 2007 increased by $550,000, or 8%, to $7,540,000 as compared to $6,990,000 for the nine months ended September 30, 2006. This increase is related to the aforementioned increase in revenue. As a percentage of revenue, the cost of services for the nine months ended September 30, 2007 was 65% compared to 69% for the nine months ended September 30, 2006.

GROSS PROFIT

Gross profit for the nine months ended September 30, 2007 increased by $930,000, or 29%, to $4,140,000 as compared to $3,210,000 for the nine months ended September 30, 2006. This increase is related to the aforementioned increase in revenue. As a percentage of revenue, gross profit for the nine months ended September 30, 2007 is 35% compared to 31% for the nine months ended September 30, 2006. This increase is a result of substantial overtime hours billed during the nine months ended September 30, 2007 which are charged to the customer at higher rates as well as the collection of a direct hardware/software fee on some projects.

EXPENSES

Total expenses for the nine months ended September 30, 2007 decreased by 29%, or $1,340,000, to $3,220,000 compared to $4,560,000 for the nine months ended June 20, 2006. The significant reduction in 2007 is largely attributable to the cost cutting measures implemented in the first quarter as well as the offset of debt forgiveness in the amount of $710,000.

ADMINISTRATIVE EXPENSES

Administrative expenses decreased by $105,000, or 5%, to $2,125,000 for the nine months ended September 30, 2007 compared to $2,230,000 for the nine months ended September 30, 2006. As a percentage of revenue, administrative expenses for the nine months ended September 30, 2007 were 18% compared to 22% for the nine months ended September 30, 2006. This decline is largely due to cost reductions that were implemented in February 2007 including a 20% salary reduction of the executive officer's salaries and the relocation of the corporate office in Toronto, Ontario resulting in savings of approximately $160,000 per annum in rent, telephone and associated expenses.

SELLING EXPENSES

Selling expenses for the nine months ended September 30, 2007 decreased by $80,000, or 5% to $1,450,000 as compared to $1,530,000 for the nine months ended September 30, 2007. This decrease is a result of the reduction in the number of sales staff and associated expenses. As a percentage of revenue, selling expenses for the nine months ended September 30, 2007 were 12% compared to 15% for the same period in 2006.

DEPRECIATION AND AMORTIZATION

For the nine months ended September 30, 2007, depreciation and amortization expenses decreased by $120,000, or 27%, to $330,000 compared to $450,000 for the nine months ended September 30, 2006. Depreciation expense on property and equipment has decreased as many assets have either been fully amortized or written off as impaired at December 31, 2006. As a percentage of revenue, depreciation and amortization expense for the nine months ended September 30, 2007 was 3% compared to 4% for the same period in 2006.

WRITE DOWN OF PROPERTY AND EQUIPMENT During the nine months ended September 30, 2007, we wrote down property and equipment in the amount of approximately $3,500. The fair value of the impaired asset was generally estimated by discounting the expected future cash flows of the individual assets. Impairment was indicated by adverse change in market prices, current period cash flow losses combined with a history of losses, or a significant change in the manner in which the asset is to be used.

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

The warrants were valued at February 28, 2007 using standard Black-Scholes methodology with a dilution effect and determined to have a value of approximately $230,000. In accordance with APB 14, the value of these warrants should be extracted from the total cash received and the difference ascribed to the secured debt and amortized over the remaining term of the loan.

In accordance with EITF 96-19, these modifications to the debt have been evaluated by comparing the present value of the cash flows under the old debt with the present value of the cash flows under the new debt, both discounted at the effective interest rate of the old debt.

To assess the revisions to the term loan, the remaining cash flows as at February 28, 2007 on the original term loan issued on September 30, 2006 were compared to modified cash flows on the term loan modified as of February 28, 2007. In this case, the allocated fair value of the additional warrants issued on November 15, 2006 and on February 28, 2007, was considered as a cash flow at inception of the new term loan.

As the difference of 27% was greater than 10%, the modifications resulted in an extinguishment of the old debt. As a result, the modification is to be accounted for in the same manner as a debt extinguishment and all fees paid to or received from Laurus are to be associated with the extinguishment of the old debt instrument and included in determining the debt extinguishment gain or loss.

In accordance with EITF 96-19, the new debt must be accounted for at fair value. In order to fair value the new term loan, the effective rate of the convertible debenture issued to Trafalgar on May 10, 2007 was calculated and the conversion option was extracted in order to obtain an effective rate of approximately 24%. The resulting loss of approximately $170,000 including the write off of the value attributed to the warrants as of February 28, 2007 is included in financing costs in the consolidated statement of operations for the nine months ended September 30, 2007.

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

During the nine months ended September 30, 2007, we amortized approximately $370,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus revolving debt facility and term loan. At each period end and at each warrant exercise the fair value of the derivatives and embedded derivatives on the Laurus debt were marked-to-market with a net amount of approximately $533,000 credited to financing costs during the nine months ended September 30, 2007.

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

The debenture includes both a conversion option and foreign currency option that we have determined to be embedded derivatives under the guidance of FAS 133. Trafalgar has option to convert at any time into common shares at the conversion price equal to 90% of the volume weighted average price as quoted by Bloomberg for the 10 trading days preceding the conversion date. The initial value of this derivative was determined to be approximately $44,000 and is offset against the debenture amount and will be amortized over the two year term of the debenture. The conversion option does not contain a fixed conversion price, but rather a fixed discount of 10% from the market price at the conversion date.

Upon redemption or conversion, a foreign currency clause protects Trafalgar from adverse movements in the spot US-EURO exchange rate between the date of issuance of the $400,000 and the redemption or conversion. The initial value of this derivative was determined to be approximately $9,000 and is offset against the debenture amount and will be amortized over the two year term of the debenture.

During the nine months ended September 30, 2007, we amortized approximately $10,000 of the initial value of the embedded derivatives attached to the Trafalgar convertible debenture.

At each period end and at each conversion date the fair value of the derivatives attached to the Trafalgar convertible debenture were marked-to-market with a net amount of approximately $16,000 charged to financing costs during the nine months ended September 30, 2007.

During the nine months ended September 30, 2006, we amortized $370,000 of the initial value of the derivatives and embedded derivatives attached to the Laurus Master Fund, Ltd. convertible debt financing closed on June 27, 2005. During the nine months ended September 30, 2006, the fair value of the derivatives and embedded derivatives were marked-to-market at each period end with a total of approximately $260,000 credited to financing costs.

DEBT FORGIVENESS

On April 19, 2007, we executed an agreement with John and Cecelia Kennedy which amended certain elements of the provision governing merger consideration in
Section 2.7 of the Agreement and Plan of Merger dated as of June 29, 2006 among the Company, The Multitech Group, Inc., the Kennedy's and other parties. Pursuant to the terms of the agreement, the Kennedy's returned for cancellation 4,065,820 common shares, 595 preferred shares and non-negotiable promissory notes in the aggregate amount of $475,788 issued upon execution of the Merger Agreement. The Kennedy's also forgave accrued interest and penalties in the amount of $29,846. In consideration of these events, the Company issued a promissory note in the amount of $800,000 payable over 60 months beginning January 2008 and bearing interest at annual rate of 6%. These amendments resulted in debt forgiveness in the amount of $710,000 which is included in the consolidated statement of operations for the nine months ended September 30, 2007.

On June 30, 2006 we reached a settlement with W. Terry Lyons with respect to the secured loan outstanding to him in the amount of $178,000 including accrued interest. In consideration of a monetary payment of $100,000 and execution of a Full and Final Release, Lyons released all rights and debt held by him and forgave the balance of the loan of $78,000 which is included in debt forgiveness in the consolidated statement of operations for the nine months ended September 30, 2006.

LOSS ON SALE OF SUBSIDIARY

In July 2006, we were assessed by Canada Customs and Revenue Agency and required to pay Goods and Services Tax of approximately $16,000 on the sale of our Toronto IT recruitment division to Brainhuner.com Ltd. which occurred on June 27, 2003.

INCOME (LOSS) BEFORE INTEREST CHARGES AND INCOME TAXES

For the nine months ended September 30, 2007, income before interest charges and income taxes increased by $2,270,000, or 168% to income of $920,000 compared to a loss of $1,350,000 for the nine months ended September 30, 2006

INTEREST CHARGES

For the nine months ended September 30, 2007, interest charges increased by $900,000, or 200%, to $1,350,000 from $450,000 for the nine months ended
September 30, 2006.

Included in interest charges for the nine months ended September 30, 2007 is $590,000 paid to Laurus on the term loan and revolver facility, $20,000 accrued on the Kennedy's promissory note, $15,000 on the TMG notes, $30,000 accrued on the Trafalgar convertible debenture in interest on the outstanding TMG promissory notes, and $20,000 in interest on capital leases and miscellaneous charges. Also included at September 30, 2007 is approximately $680,000 in accrued interest and penalties for failure to file and effect a registration agreement underlying the options and warrants of Laurus as per the Registration Rights Agreement executed in June 2005.

Included in the interest charges for the nine months ended September 30, 2006 is $330,000 paid on the revolving facility and over advance with Laurus Master Fund, Ltd., and $120,000 on long-term debt and bank charges.

LOSS BEFORE INCOME TAXES

For the nine months ended September 30, 2007, loss before income taxes decreased by $1,375,000, or 76%, to a loss of $430,000 as compared to a loss of $1,805,000 for the nine months ended September 30, 2006.

INCOME TAXES

Income taxes for the nine months ended September 30, 2007 were $19,000 compared to a credit of $90,000 for the same period in 2006. Income taxes for the nine months ended September 30, 2006 includes a revaluation of the deferred tax liability of $107,711 which was offset by tax expenses of $20,000.

NET LOSS

For the nine months ended September 30, 2007, net loss decreased by $1,270,000, or 74%, to net loss of $450,000 compared to a net loss of $1,720,000 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

With insufficient working capital from operations, our primary source of cash is a $4,000,000 revolving note facility with Laurus. The facility consists of a revolving line of credit based on 90% of eligible accounts receivable which matures on October 31, 2008 and bears interest at an annual rate equal to The Wall Street Journal prime rate plus 3%. The facility also includes an over advance of up to $1,692,424 which bears interest at an annual rate of 24%. At September 30, 2007, the balance on the facility was $3,291,156 including an over advance position in the amount of $1,245,735.

On October 30, 2007, we executed Omnibus Amendment No. 5 with Laurus further amending our debt facilities. Laurus agreed to postpone the repayment of the over advance on the revolver facility until April 1, 2008 and to extend the maturity date of the revolver and over advance until October 31, 2008. Laurus also agreed to forgive the accrued registration rights penalties of approximately $660,000 and waive additional penalties until March 31, 2008. Laurus provided a waiver on the cash flow covenant for the period to date and amended the covenant to include allowable defaults of variable amounts based on our cash flow projections. In consideration of the above amendments, we agreed to reprice the 2,100,000 warrants issued on June 27, 2005 to an exercise price of $0.01 per share. We also agreed to apply 60% of any proceeds received from future equity raises to mandatory repayment of our debt. We also committed to register the shares underlying the remaining warrants and options held by Laurus no later than March 31, 2008.

At September 30, 2007, the balance on the term loan with Laurus was $1,218,733.

At September 30, 2007, we had $370,000 outstanding in a 12% convertible debenture to Trafalgar. Included in interest expense at September 30, 2007, is accrued interest of $27,480 due to Trafalgar upon conversion.

At September 30, 2007 the balance on the promissory note due to the Kennedy's was $800,000. Included in interest expense at September 30, 2007 is accrued interest payable to the Kennedy's in the amount of $21,182.

At September 30, 2007, we had three unsecured promissory notes outstanding to the other shareholders of TMG totaling $34,380. The notes bear interest at an annual rate equal to the Wall Street Journal prime rate and mature on September 30, 2008. We are making periodic payments on the notes as cash flow permits. Included in interest expense at September 30, 2007 is accrued interest payable to the note holders in the amount of $7,218.

At September 30, 2007, we held various capital leases in the amount of $29,505 secured by property and equipment with various payment terms and interest rates ranging from 13-18%. These leases mature between April 2009 and August 2010.

At September 30, 2007, we had cash of $65,000, a working capital deficiency of $3,880,000 and cash flow from operations of $14,000. At September 30, 2006 we had cash of $114,000, a working capital deficiency of $2,200,000 and a cash flow deficiency from operations of $930,000.

At September 30, 2007, we had a cash flow deficiency from investing activities of $80,000 related to the purchase of property and equipment. At September 30, 2006 we had a cash flow deficiency from investing activities of $1,200,000 largely related to the acquisition of TMG.

At September 30, 2007 we had cash flow from financing activities of $2,000 largely attributable to proceeds of $400,000 from the sale of a convertible debenture less deferred costs of $150,000 and debt repayment of $248,000. At September 30, 2006 we had cash flow from financing activities of $2,110,000 largely attributable to proceeds from the term note with Laurus of $1,400,000, proceeds from the revolver facility of $590,000 and the issuance of promissory notes to the TMG vendors of $560,000 less deferred costs of $130,000 and long-term debt repayment of $310,000.

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities," ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. We do not expect the adoption of EITF 07-3 to have a material impact over our financial results.

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

RECENT EVENTS

On October 3, 2007 we entered into an agreement with Crucible Capital Group, Inc. granting Crucible the exclusive right as our consultant and financial advisors on a best efforts basis for a minimum term of three months. We agreed to issue to Crucible monthly payments of $6,000 and options to purchase shares of our common stock in the amount of $24,000 and to pay success fees upon completion of successful financings.

On October 17, 2007, we signed back a lease proposal with our Toronto landlord for a three year lease in new space beginning January 1, 2008. The new monthly lease amount is estimated to be approximately $3,500.

On October 30, 2007, we executed Omnibus Amendment No. 5 with Laurus Master Fund, Ltd. further amending our debt facilities. Laurus agreed to postpone the repayment of the over advance on the revolver facility until April 1, 2008 and to extend the maturity date of the revolver and over advance until October 31, 2008. Laurus also agreed to forgive the accrued registration rights penalties of approximately $660,000 and waive additional penalties until March 31, 2008. Laurus provided a waiver on the cash flow covenant for the period to date and amended the covenant to include allowable defaults of variable amounts based on our cash flow projections. In consideration of the above amendments, we agreed to reprice the 2,100,000 warrants issued on June 27, 2005 to an exercise price of $0.01 per share. We also agreed to apply 60% of any proceeds received from future equity raises to mandatory repayment of our debt. We also committed to register the shares underlying the remaining warrants and options held by Laurus no later than March 31, 2008.

On November 7, 2007, we entered into an agreement with John and Cecelia Kennedy which effectively cancelled their three year employment agreements dated June 29, 2006 in consideration of a severance payment of $100,000 payable bi-weekly beginning January 1, 2008 for a period of twenty-four months, as well as payment of any earned 2007 bonuses and earned and unused 2007 vacation.

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

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls over financial reporting identified in connection with the evaluation described above during the Company last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financing reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, we sold unregistered securities as described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. The purchasers of the securities in such transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. The purchasers of the securities in the transactions below were each sophisticated investors who were provided information about us and were able to bear the risk of loss of their entire investment.

On August 13, 2007, we issued 250,000 shares of common stock, no par value, to Trafalgar Capital Specialized Investment Fund as consideration of a second $20,000 facility fee.

During the three months ended September 30, 2007, we issued 218,037 shares of common stock, no par value, to Trafalgar Capital Specialized Investment Fund upon conversion of $30,000 convertible debentures and interest.

During the three months ended September 30, 2007, we issued 594,928 shares of common stock to Laurus Master Fund, Ltd. upon the exercise of 594,928 warrants and proceeds of $5,000.

We believe all of the above issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

As previously disclosed, on June 29, 2005, we entered into a security agreement with Laurus Master Fund, Ltd. ("Laurus") which established a $3.5 million convertible financing facility based on eligible accounts receivables (the "Original Agreement"). On October 30, 2007, we executed Omnibus Amendment No. 5 ("Omnibus Amendment No. 5") with Laurus, Valens U.S. SPV I, LLC, and Valens Offshore SPV II, further amending our debt facilities, including the Original Agreement. A copy of Omnibus Amendment No. 5 is attached hereto as Exhibit 10.1. Under Omnibus Amendment No. 5, Laurus agreed to postpone the repayment of the over advance on the revolver facility until April 1, 2008 and to extend the maturity date of the revolver and over advance until October 31, 2008. A copy of the Amended and Restated Over advance Side Letter is attached hereto as Exhibit
10.2. Laurus also agreed to forgive the accrued registration rights penalties of approximately $660,000 and waive additional penalties until March 31, 2008. Laurus provided a waiver on the cash flow covenant for the period to date and amended the covenant to include allowable defaults of variable amounts based on our cash flow projections. In consideration of the above amendments, we agreed to reprice the exercise price of the 2,100,000 warrants issued on June 27, 2005 from $.0001 per share to $0.01 per share. We also agreed to apply 60% of any proceeds received from future equity raises to mandatory repayment of our debt. We further committed to register with the SEC, no later than March 31, 2008, the shares underlying the remaining warrants and options held by Laurus.

ITEM 6. EXHIBITS

10.1  Omnibus Amendment No. 5.

10.2  Amended and Restated Over advance Side Letter

10.3 Letter Agreement dated October 2, 2007 between Thinkpath Inc. and Crucible Capital Group, Inc.

10.4 Memorandum of Agreement dated November 7, 2007 between Thinkpath Inc. and John and Cecelia Kennedy

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

Dated: November 19, 2007     By: /s/ Declan French       By: /s/ Kelly Hankinson
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